Form 10QSB
period 2007-09-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2007-11-08
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 3007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. __________

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0534701
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of Principal Executive Offices)

(972) 544-982397
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 8, 2007,10,025,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format
Yes ☒ No

PART I
FINANCIAL INFORMATION

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Financial Statements-

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Three Months and Period Ended
September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months and Period Ended
September 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2007	F-5

Item 1. Financial Statements.
CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS
2007
Current Assets:
Cash in bank	$693

Total current assets	693

Other Assets:
Patent, net of accumulated amortization of $85	4,915
Deferred offering costs	20,000

Total other assets	24,915

Total Assets	$25,608

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$4,000
Accrued consulting fees - Related party	5,000
Due to related party - Director and stockholder	29,000
Total current liabilities	38,000

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000

Total long-term debt	5,000

Total liabilities	43,000
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 10,025,000 shares issued and outstanding	1,003
Additional paid-in capital	522
(Deficit) accumulated during the development stage	(18,917)

Total stockholders' (deficit)	(17,392)

Total Liabilities and Stockholders' (Deficit)	$25,608

The accompanying notes to financial statements are
an integral part of this balance sheet.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM
INCEPTION (APRIL 26, 2007) THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three
	Months Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees - Related party	-	5,000	5,000
Transfer agent fees	2,525	4,275	4,275
Audit fees	3,000	3,000	3,000
Consulting fees	2,000	2,000	2,000
Organization costs	-	1,500	1,500
SEC and Other filing fees	1,384	1,384	1,384
Legal fees	-	890	890
Other	533	783	783
Amortization	64	85	85

Total general and administrative expenses	9,506	18,917	18,917

(Loss) from Operations	(9,506)	(18,917)	(18,917)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(9,506)	$(18,917)	$(18,917)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	10,001,017	8,412,791

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM
INCEPTION (APRIL 26, 2007) THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three
	Months Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Operating Activities:
Net (loss)	$(9,506)	$(18,917)	$(18,917)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Issuance of common stock for services rendered	525	525	525
Amortization	64	85	85
Changes in net liabilities-
Accrued liabilities	(20,140)	4,000	4,000
Accrued consulting fees - Related party	-	5,000	5,000

Net Cash (Used in) Operating Activities	(29,057)	(9,307)	(9,307)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Payments on bank overdraft	(250)	-	-
Due to related party - Director and stockholder	29,000	29,000	29,000
Common stock issued for cash	1,000	1,000	1,000
Deferred offering costs	-	(20,000)	(20,000)

Net Cash Provided by Financing Activities	29,750	10,000	10,000

Net Increase in Cash	693	693	693

Cash - Beginning of Period	-	-	-

Cash - End of Period	$693	$693	$693

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in the United States in the amount of $5,000.

On May 10, 2007, the Company issued 10,000,000 shares of common stock valued at a price of $.0001 per share for common stock subscriptions receivable of $1,000. Subsequent to June 30, 2007, the Company received $1,000 as full payment for the stock subscriptions receivable.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

The accompanying notes to financial statements are
an integral part of these statemnets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Cardio Vascular Medical Device Corp. (the “Company”) is a Delaware corporation in the development stage. The Company was organized on April 12, 2007, and incorporated under the laws of the State of Delaware on April 26, 2007. The business plan of the Company is to develop a medical device application utilizing a patent pertaining to a Maneuverable Coiled Guidewire. The patent’s intended use is to improve stenting procedures in the medical field and to advance the technology related to guidewire usage. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the guidewire. The accompanying financial statements of Cardio Vascular Medical Device Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the three-months and period ended September 30, 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the three-months and period ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of June 30, 2007, in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from licensing, manufacturing, selling, research and development, and royalty activities. Revenues will be recognized by major categories under the following policies:

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

For licensing activities, revenue realized from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

For manufacturing and selling activities, revenues will be realized when the products are delivered to customers, and collection is reasonably assured.

For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of specific agreements. Advance payments for the use of technology where further services are to be provided or fees received on the signing of research agreements are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.

For royalty activities, revenues will be realized once performance requirements of the Company have been completed, and collection is reasonably assured.

 Development Costs

The Company is in the development stage, and primarily involved in the development of a prototype application of a patent. When it has been determined that a prototype can be economically developed, the costs incurred to develop this prototype will be capitalized accordingly. Development costs capitalized will be amortized over the estimated useful life of the product following attainment of commercial production or written-off to expense if the product or project is abandoned.

 Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective June 5, 2007. The patent was originally granted on November 28, 2006. Under Staff Accounting Bulletin Topic 5G, “Transfers of Nonmonetary Assets by Promoters and Shareholders,” the Company recorded the transaction as a royalty obligation payable at the Director and stockholder’s historical cost basis in the amount of $5,000. The historical cost of obtaining the patent has been capitalized by the Company, and is being amortized over a period of approximately nineteen and one-half years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2007.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2007, the Company had incurred $20,000 in deferred offering costs.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accrued liabilities and accrued consulting fees - related party approximated fair value due to the short-term maturity of these instruments.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and revenues and expenses for the period ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a medical device application utilizing a patent pertaining to a Maneuverable Coiled Guidewire. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the guidewire.

During the period from April 26, 2007, through September 30, 2007, the Company was incorporated, completed the assignment of a patent pertaining to a Maneuverable Coiled Guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the Registration Statement on Form SB-2 with the SEC on August 28, 2007, and it was declared effective on September 17, 2007.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise $105,000 in equity capital, or be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2007, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amount of $85 for the period ended September 30, 2007.

(4) Common Stock

On May 10, 2007, the Company issued 10,000,000 shares of common stock valued at a price of $0.0001 per share (par value) for common stock subscriptions receivable of $1,000. On August 1, 2007, the Company received $1,000 from seven stockholders of the Company in satisfaction of common stock subscriptions receivable that were entered into on May 10, 2007

On September 24, 2007, the Company issued 25,000 shares of common stock valued at $525 for transfer agent services performed as described in Note 6 below.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007.

(5) Related Party Transactions

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one half percent of all future revenues received from the exploitation of the patent, a United States patent pertaining to a Maneuverable Coiled Guidewire. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.

On August 1, 2007, the Company received $1,000 from seven stockholders of the Company in satisfaction of common stock subscriptions receivable that were entered into on May 10, 2007.

As of September 30, 2007, the Company owed to a Director and stockholder of the Company $5,000 for consulting services rendered for the period ended September 30, 2007.

As of September 30, 2007, the Company owed to a Director and stockholder of the Company $29,000 for a working capital loan received on September 28, 2007. The loan is unsecured, non-interest bearing, and has no terms for repayment.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(6) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company does not believe that this pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this pronouncement will have a material impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(7) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the three months ended September 30, 2007, the Company paid the initial fee of $1,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Company,” “we,” “our” or “us” refer to Cardio Vascular Medical Device Corp., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management’s Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Registration Statement on Form SB-2 (Registration No. 333-145738) for the period ended June 30, 2007.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-145738) filed with the Securities and Exchange Commission on August 28, 2007. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated under the laws of the State of Delaware on April 26, 2007. We intend to engage in the manufacture and distribution of a new and improved maneuverable-coiled guidewire. We are a development stage company. We have not generated any revenue to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our directors.

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007 in exchange for future royalties to be paid in the amount of ½% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

The invention is characterized by a maneuverable-coiled guidewire. A guidewire is a slender flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to the insertion into the arteries. The surgeon, by twirling and manipulating it back and forth, tries to insert the tip into the desired branch when in a bifurcation. The invention is based on the “Buckling” theory in which the tip is bent according to the force applied to it. Our principal business plan is to develop a prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product. We have not yet approached or spoken with any such potential partners or licensees.

Once a valid prototype is working the Company will apply for an IRB (an approval by the Helsinki Committee) to start conducting trials in medical clinics and / or hospitals. Based on the results of these trials, the Company, in conjunction with the third party manufacturers will apply for FDA approval ( 501k) . Once FDA approval is received, the Company will seek to license the related technology to medical companies, strategic partners and / or manufacture the products for medical clinics and / or hospitals.

Plan of Operation

Since our inception, we have not generated any revenues and do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to successfully develop a working prototype. We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our maneuverable-coiled guidewire device.

Liquidity and Capital Resources

As of September 30, 2007, we had $ 693 in cash. We incurred a net loss of $18,917 for the period of April 26, 2007 (“Inception”) through September 30, 2007. During the quarter ended September 30, 2007, we incurred $5,000 in professional fees corresponding with the increase in legal and accounting fees related to preparation and filing of our Registration Statement on Form SB-2 which was declared effective by the SEC on September 17, 2007.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. Our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007 the Company issued 25,000  shares of restricted common stock in relation to a consulting agreement .

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Benny Gaber (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Lavi Krasney (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2007

CARDIO VASCULAR MEDICAL DEVICE CORP.

By:	/s/ Benny Gaber
Name:	Benny Gaber
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Lavi Krasney
Name:	Lavi Krasney
Title:	Treasurer, Secretary, and Director
(Principal Financial and Accounting Officer)