Form 10QSB/A
period 2007-09-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2007-12-26
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 3007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52818

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
Yes ☒ No ☐

Due to our limited assets and start-up operations we are currently a “Shell Company” (as defined in Rule 12b-2 of the Exchange Act).

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

As of December 26, 2007,10,025,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format
Yes ☒ No ☐

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB/A, references to the “Company,” “we,” “our” or “us” refer to Cardio Vascular Medical Device Corp., unless the context otherwise indicates.

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

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB/A (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB/A and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

Dated: December 26, 2007

CARDIO VASCULAR MEDICAL DEVICE CORP.

By:	/s/ Benny Gaber
Name:	Benny Gaber
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Lavi Krasney
Name:	Lavi Krasney
Title:	Treasurer, Secretary, and Director
(Principal Financial and Accounting Officer)