Form 10KSB
period 2007-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2008-03-25
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-145738

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	98-0522188 (IRS Employer Identification No.)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

(972) 544-982397
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of March 25, 2008, was 13,525,000 shares.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

As used in this Form 10-KSB, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Cardio Vascular Medical Device. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

ITEM 1.  DESCRIPTION OF BUSINESS

History

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

Our principal offices are located at 12 Shaar Hagai Street Haifa, Israel 34554. Our telephone number is 011-972-544-982397

Business Description

We intend to engage in the manufacture and distribution of a new and improved maneuverable-coiled guidewire. We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of one-half percent from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

Once a valid prototype is working the Company will apply for an IRB (an approval by the Helsinki Committee) to start conducting trials in medical clinics and/or hospitals. Based on the results of these trials, the Company, in conjunction with the third party manufacturers will apply for FDA approval (501k). Once FDA approval is received, the Company will seek to license the related technology to medical companies, strategic partners and/or manufacture the products for medical clinics and/or hospitals.

Third-Party Manufacturers

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

Intellectual Property

On May 28, 2007, we acquired from Mr. Benny Gaber, the original patent owner, all rights, title, and interest in, including a patent, for a maneuverable-coiled guidewire. The assignment was recorded in the United States Patent and Trademark Office on June 5, 2007.

Competition

There are several companies in the guidewire field, including major companies such as J&J, Boston Scientific, Cook Medical, Medtronic, Inc., and Bard. Such companies offer a variety of products that are specifically related for the usage of a guidewire. The total number of guidewires in use today worldwide is estimated over 4,500,000 annually. We are not aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature based on the “Buckling” theory in which the tip is bent according to the force applied to it, whereby the time to reach the site is diminished. Its unique design will enable the neurosurgeon to save time and reach the desired lesion in the heart and even the brain arteries. Our solution provides an innovative steerable guidewire to solve existing problems and introduce a new standard in stenting procedures

Employees

Other than our current Directors and officers, Benny Gaber and Lavi Krasney, we have no other full time or part-time employees. If and when we develop the prototype for our maneuverable-coiled guidewire device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

Reports To Security Holders

Cardio Vascular’s annual report will contain audited financial statements. Cardio Vascular is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. Cardio Vascular files all of its required reports and other information with the Commission. The public may read and copy any materials that are filed by Cardio Vascular with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

 Transfer Agent

We have engaged Island Stock Transfer Agency as our stock transfer agent.

ITEM 1A RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results, and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATING TO OUR COMPANY

1.
We are a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We were incorporated on April 26, 2007, for the purpose of engaging in the development, manufacture, and sale of a maneuverable-coiled guidewire. Our operations to date have been focused on organizational, start-up, and fund-raising activities. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development of a valid prototype of our maneuverable-coiled guidewire, which itself is subject to numerous risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the electrical component industry, and our Company is a highly speculative venture involving significant financial risk.

2.	We expect to incur operating losses in the next 12 months because we have no plan to generate revenue unless and until we successfully develop a valid prototype of our maneuverable-coiled guidewire.

We have never generated revenues. We intend to engage in the manufacture and distribution of a new and improved maneuverable-coiled guidewire. We own the technology and patent for a new and improved maneuverable-coiled guidewire. However, our maneuverable-coiled guidewire is not available for sale. We intend to develop a valid workable prototype, which can then be used to develop and manufacture the actual product. We will rely on third parties to develop any valid workable prototypes and to work with us to manufacture the product. We expect to incur operating losses over the next 12 months because we have no plan to generate revenue unless and until we are successful in developing a valid workable prototype of our maneuverable-coiled guidewire. We cannot guarantee that we will ever be successful in developing the valid workable prototype or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.
We do not have sufficient cash to fund our operating expenses for the next 12 months, and we will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund administrative expenses or our proposed research and development program for the next 12 months. In addition, we will require substantial additional capital upon the development of a valid workable prototype for our maneuverable-coiled guidewire in order to market, arrange for the manufacturing of, and sell such product. Because we do not expect to have any cash flow from operations, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plans. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

4.	We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing a valid workable prototype of our product and thereafter making it available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

5.
As a development stage company, we may experience substantial cost overruns in manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product.

The commercial success of any product is often dependent upon factors beyond the control of the Company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion. We may experience substantial cost overruns in manufacturing and marketing our product, and may not have sufficient capital to successfully complete our project. We may not be able to manufacture or market our product because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors.

6.	We will rely upon a third-party manufacturer, which puts us at risk for supplier business interruptions.

We will rely on third parties to develop a prototype and to work with us to manufacture our product once we complete development. If our third-party manufacturer fails to perform, our ability to market our product and to generate revenue would be adversely affected. The third-party manufacturers will need to have GMP (Good Manufacturing Practice) and will also need to obtain FDA approval, grade (501K) (in conjunction with the Company) in order to be able to manufacture/market the related product. The inability to receive FDA approval will have an adverse affect on the future business activities of the Company.

7.	The Commercial success of the Maneuverable Coiled Guidewire is dependent on acceptance by the Medical Community.

The commercial success of our product once approved for marketing by the FDA will depend upon its acceptance by the medical community as clinically useful, cost-effective, and safe. While there are several companies in the guidewire field, we are not aware of any company that has developed, manufactured, and/or marketed a device of a similar nature based on our technology.

     Factors that we believe could materially affect market acceptance of these products include:

•	the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

•	the safety and efficacy of the product as compared to competitive products;

•	the relative convenience and ease of administration as compared to competitive products;

•	the strength of marketing distribution support; and

•	the cost-effectiveness of the product.

    If the Medical Community does not ultimately accept our products as safe and effective we may be unable to sell our products.

8.
Because our officers have no experience in running a company that sells maneuverable-coiled guidewires, they may not be able to successfully operate such a business, which could cause you to lose your investment.

We are a development stage company and we intend to manufacture, market, and sell a maneuverable-coiled guidewire. Lavi Krasney and Benny Gaber, our current Directors and officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. Our success is contingent upon the ability of these individuals to make appropriate business decisions in these areas. However, our Directors and officers have no experience in operating a company that sells maneuverable-coiled guidewires. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

9.
Because Benny Gaber and Lavi Krasney have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic, which may result in periodic interruptions or suspensions of our business activities.

Our Directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Lavi Krasney and Benny Gaber, our current Directors and officers, intend to only devote approximately five hours per week to our business activities. Subsequent to the completion of this offering, we intend to increase our business activities in terms of research, development, marketing, and sales. This increase in business activities may require that our Directors and officers engage in our business activities on a full-time basis.

10.	We may be unable to attract and retain personnel.

Our success will depend on our ability to attract, retain, and motivate highly-skilled motivated management and employees. It also depends on our ability to locate and engage independent sales representatives, distributors, and contracts in the guidewire market. Our inability to successfully engage sales representatives and distributors and integrate them into our operation will materially and adversely affect our business prospects, operating results, and financial condition.

11.	If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

12.	We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our maneuverable-coiled guidewire device in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether we or not are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

13.	You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident Directors and officers.

Our operations are in Israel. Our Directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us, them or our or their Directors or executive officers in United States courts. In addition, the courts in the country (Israel) where we are located may not permit lawsuits of the enforcement of judgments arising out of the United States and state securities or similar laws. Thus, should any situation arise in the future in which you have a cause of action against these persons or us, you are at greater risk in investing in our company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons as opposed to domestic persons or entities.

14.	If and when we sell our products, we may be liable for product liability and we presently do not maintain product liability insurance.

We have no product liability insurance to protect against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay the liability.

RISKS RELATING TO OUR COMMON STOCK

15.
We may, in the future, issue additional shares of our common stock which would reduce investors percent of ownership and may dilute our share value. We do not need shareholder approval to issue additional shares.

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

16.
Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

17.	The offering price of our common stock could be higher than the market value, causing investors to sustain a loss of their investment.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism, or by our registered independent auditors, and is therefore, to a large extent, arbitrary. Our registered independent auditors have not reviewed management's valuation, and therefore expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

18.	There is no established public market for our stock and a public market may not be obtained or be liquid and therefore investors may not be able to sell their shares.

There is no established public market for our common stock being offered under this prospectus. While we intend to apply for quotation of our common stock on the Over-the-Counter Bulletin Board system, we have not yet engaged a market maker for the purposes of submitting such application, and there is no assurance that we will qualify for quotation on the OTC Bulletin Board. Therefore, purchasers of our common stock in this offering may be unable to sell their shares on any public trading market or elsewhere.

ITEM 2.  DESCRIPTION OF PROPERTY

Our Principal executive offices are located at c/o Benny Gaber, 12 Shaar Hagai Haifa Israel 34554. This location is the home of the CEO, Director, and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any Director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since January 2008, 2007, under the ticker symbol CVSL. As of March 25, 2008, there were 13,525,000 shares of common stock issued and outstanding..

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, there were no sales of unregistered securities.

The Company issued 25,000 shares of common stock in the framework of a consulting agreement to a third party.

Capital Formation Activitiy

The Company issued 3,500,000 shares of common stock pursuant to the SB2 effectiveness during the fourth quarter of 2007, and raised gross proceeds of approximately $109,000.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

Plan of Operation

Since our inception, we have not generated any revenues and do not expect to generate any revenues over the next 12 months. Our principal business objective for the next 12 months will be to successfully develop a working prototype. We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our maneuverable-coiled guidewire device.

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS NO. 157”).” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115 (“SFAS NO. 159”),” which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

Liquidity and Capital Resources

As of December 31, 2007, we had $2,250 in cash. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $98,121 for the period ended December 31, 2007, and a net loss of $98,121 for the period from April 26, 2007 (inception), through December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-145) for the period ending June 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheet as of December 31, 2007	F-3

Statements of Operations for the Period Ended
December 31, 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ (Deficit) for the Period from Inception
Through December 31, 2007	F-5

Statements of Cash Flows for the Period Ended
December 31, 2007, and Cumulative from Inception	F-6

Notes to Financial Statements December 31, 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Cardio Vascular Medical Device Corp.:

We have audited the accompanying balance sheet of Cardio Vascular Medical Device Corp. (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for period ended December 31, 2007, and from inception (April 26, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Device Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, and from inception (April 26, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 18, 2008.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

ASSETS
2007
Current Assets:
Cash in bank	$2,250
Total current assets	2,250
Other Assets:
Patent, net of accumulated amortization of $149	4,851
Total other assets	4,851
Total Assets	$7,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$8,807
Total current liabilities	8,807
Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000
Total long-term debt	5,000
Total liabilities	13,807
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 13,525,000 shares issued and outstanding	1,353
Additional paid-in capital	90,062
(Deficit) accumulated during the development stage	(98,121)
Total stockholders' (deficit)	(6,706)
Total Liabilities and Stockholders' (Deficit)	$7,101

The accompanying notes to financial statements are
an integral part of this balance sheet.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND CUMULATIVE
FROM INCEPTION (APRIL 26, 2007) THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Consulting fees	67,585	67,585
Professional fees - Related party	13,450	13,450
Transfer agent fees	6,828	6,828
Bank charges	2,615	2,615
SEC and other filing fees	2,602	2,602
Legal fees	2,390	2,390
Other	2,022	2,022
Consulting fees paid by issued shares	525	525
Amortization	149	149
Total general and administrative expenses	98,166	98,166
(Loss) from Operations	(98,166)	(98,166)
Other Income
Interest income	45	45
Total other income	45	45
Provision for income taxes	-	-
Net (Loss)	$(98,121)	$(98,121)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,813,900

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2007

(Deficit)
Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - April 26, 2007	-	$-	$-	$-	$-
Common stock issued for cash	10,000,000	1,000	-	-	1,000
Common stock issued for cash	3,500,000	350	109,540	-	109,890
Deferred offering costs	-	-	(20,000)	-	(20,000)
Common stock issued for services rendered	25,000	3	522	-	525
Net (loss) for the period	-	-	-	(98,121)	(98,121)
Balance - December 31, 2007	13,525,000	$1,353	$90,062	$(98,121)	$(6,706)

The accompanying notes to financial statements are
an integral part of this statement.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND CUMULATIVE FROM
INCEPTION (APRIL 26, 2007) THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(98,121)	$(98,121)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	525	525
Amortization	149	149
Changes in net liabilities-
Accrued liabilities	8,807	8,807
Net Cash (Used in) Operating Activities	(88,640)	(88,640)
Investing Activities:
Investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Due to related party - Director and stockholder	39,000	39,000
Payments to related party - Director and stockholder	(39,000)	(39,000)
Common stock issued for cash	110,890	110,890
Deferred offering costs	(20,000)	(20,000)
Net Cash Provided by Financing Activities	90,890	90,890
Net Increase in Cash	2,250	2,250
Cash - Beginning of Period	-	-
Cash - End of Period	$2,250	$2,250
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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
DECEMBER 31, 2007

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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007. On December 6, 2007, the Company completed and closed the offering by selling 3,500,000 registered shares of its common stock, par value of $0.001 per share, at an offering price of $0.031 per share for proceeds of $109,890.

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
DECEMBER 31, 2007

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

 Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective June 5, 2007. The patent was originally granted on November 28, 2006. Under Staff Accounting Bulletin Topic 5G, “Transfers of Nonmonetary Assets by Promoters and Shareholders,” the Company recorded the transaction as a royalty obligation payable at the Director and stockholder’s historical cost basis in the amount of $5,000. The historical cost of obtaining the patent has been capitalized by the Company, and is being amortized over a period of approximately 19.5 years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the period ended December 31, 2007, the Company offset $20,000 in deferred offering costs to additional paid-in capital.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and revenues and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through December 31, 2007, the Company was incorporated, completed the assignment of a patent pertaining to a Maneuverable Coiled Guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007. As of December 31, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be able to be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2007, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amount of $149 for the period ended December 31, 2007.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and declared effective on September 17, 2007. On December 6, 2007, the Company completed and closed the offering by selling 3,500,000 registered shares of its common stock, par value of $0.001 per share, at an offering price of $0.031 per share for proceeds of $109,890. Deferred offering costs of the capital formation activity amounted to $20,000.

(5) Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, was as follows (using a 23 percent effective Federal and state income tax rate):

2007

Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$22,568
Change in valuation allowance	(22,568)
Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$22,568
Less - Valuation allowance	(22,568)
Total net deferred tax assets	$-

As of December 31, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $98,121 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(6) Related Party Transactions

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one-half percent of all future revenues received from the exploitation of the patent, a United States patent pertaining to a Maneuverable Coiled Guidewire. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.

On August 1, 2007, the Company received $1,000 from seven stockholders of the Company in satisfaction of common stock subscriptions receivable that were entered into on May 10, 2007.

For the period from September 28, 2007, through November 11, 2007, the Company had received various working capital loans from a Director and stockholder of the Company totaling $39,000. The loans were repaid by the Company on December 3, 2007.

For the period ended December 31, 2007, the Company had paid to a Director and stockholder of the Company $35,055 for consulting services rendered.

(7) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. As of December 31, 2007, the Company paid the initial fee of $1,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2007, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Cardio Vascular management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Cardio Vascular has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and its executive officers as of March 25, 2008.

Name	Age	Positions and Offices Held

Benny Gaber	61	President and Director

Lavi Krasney	40	Secretary, Treasurer, and Director

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Benny Gaber has been our President and a member of our Board of Directors since our inception in April 26, 2007. Mr. Gaber is the Managing Director of Benny Gaber Engineering, Ltd, an advisory company for mechanical engineering serving companies such as PML, Xtent, Nanomotion, and Orthogon. Prior to that, he was a technical group leader for Elbit Systems and the Ministry of Defense (Israel). Mr. Gaber holds nine international medical patents and three non-medical patents. Mr. Gaber graduated with B.Sc. and M.Sc. in Mechanical Engineering from the Technion Institute of Technology in Haifa.

Lavi Krasney has been our Secretary, Treasurer, and Director since inception in April 26, 2007.

Over the years, Mr. Krasney has served as an investment counselor, managing multi-million dollar portfolios for private clients, institutions, and corporations. Prior to that, he studied and worked in the management internship program at Bank Hapoalim, which is considered by many to be the most prestigious and sought-after management trainee program in Israel. Mr. Krasney also served in the Intelligence Corp. of the Israeli Army. Mr. Krasney graduated magna cum laude with a B.A. in Economics from the University of Haifa and completed his MBA in Finance at Tel Aviv University.

There are no familial relationships among any of our Directors or officers. None of our Directors or officers is a director in any other U.S. reporting companies. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

Since our incorporation on April 26, 2007, we paid compensation to one of our Directors in consideration for their services rendered to our Company in their capacity as such in the amount of $35,055 . We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on April 26, 2007, no stock options or stock appreciation rights were granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that had not vested, or equity incentive plan awards.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 25, 2008, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,525,000 shares of our common stock issued and outstanding as of March 25, 2008. We do not have any other outstanding options, warrants, or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (3)

Lavi Krasney	1,000,000	8%

Asher Zwebner	1,000,000	8%

Zev Bronfeld	700,000	5%

Ariel Malik (2)	700,000	5%

Arie Orenstein	2,000,000	15%

Benny Gaber	4,000,000	30%

All Directors and executive officers as a group	9,400,000

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

(2) Beneficial owner of Emerdale Enterprises Ltd.

(3) Based on a percentage of the total of 13,525,000 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From our inception through December 31, 2007, $35,000 has been paid to Mr. Asher Zwebner as for consulting services. Mr. Zwebner currently has a verbal agreement in place with the Company to provide financial consulting services at a rate of $75 per hour. Mr. Zwebner is currently an approximate 8 % shareholder.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent Directors.” We do believe that the following Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

3.3
Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 3.3 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

10.1
Patent Sale and Assignment, dated May 28, 2007, between the Company and Benny Gaber
(incorporated by reference to Exhibit 10.1 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

10.2
United States Patent Assignment form #7141024 (incorporated by reference to Exhibit 10.2 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors unanimously approved 100% of the fees paid to the registered independent auditors for audit-related, tax, and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the registered independent auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the registered independent auditors full-time, permanent employees was 0.

Audit Fees

Davis Accounting Group P.C. provided audit services to Cardio Vascular in connection with its annual report for the fiscal years ended December 31, 2007. The aggregate fees billed by Davis Accounting Group P.C. for the audit of Cardio Vascular’s annual financial statements and a review of Cardio Vascular’s quarterly financial statements during the fiscal year ended December 31, 2007, was $13,000.

Audit Related Fees

Davis Accounting Group P.C. billed to Cardio Vascular no fees in 2007 professional services that are reasonably related to the audit or review of Cardio Vascular’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Davis Accounting Group P.C. billed to Cardio Vascular fees of $0 in 2007 for professional services rendered in connection with the preparation of Cardio Vascular’s tax returns for the respective periods.

All Other Fees

Davis Accounting Group P.C. billed Cardio Vascular no fees in 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Cardio Vascular does not have a standing audit committee. Therefore, all services provided to Cardio Vascular Davis Accounting Group P.C. as detailed above, were pre-approved by Cardio Vascular’s Board of Directors.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
CARDIO VASCULAR MEDICAL DEVICE CORP.

Date March 25, 2008	By:	/s/ Benny Gaber
President (Principal Executive Officer)

Date: March 25, 2008	By:	/s/ Lavi Krasney
Treasurer and Secretary (Principal Financial and Accounting Officer)