Form 10QSB
period 2008-03-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2008-05-07
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

࿠QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

࿠TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52818

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0534701
(State of incorporation)	(IRS Employer ID Number)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

011-972- 544-982397
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

Number of shares of common stock outstanding as of May 7, 2008: 13,525,000 shares of common stock.

Transitional Small Business Format Yes ☐ No ☐

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of March 31, 2008	F-2

Statements of Operations for the Three Months Ended
March 31, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended
March 31, 2008, and Cumulative from Inception	F-4

Notes to Financial Statements March 31, 2008	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

2008
ASSETS
Current Assets:
Cash in bank	$133
Total current assets	133
Other Assets:
Patent, net of accumulated amortization of $213	4,787
Total other assets	4,787
Total Assets	$4,920

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$10,050
Due to related party - Director and Stockholder	5,000
Total current liabilities	15,050
Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000
Total long-term debt	5,000
Total liabilities	20,050
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 13,525,000 shares issued and outstanding	1,353
Additional paid-in capital	90,062
(Deficit) accumulated during the development stage	(106,545)
Total stockholders' (deficit)	(15,130)
Total Liabilities and Stockholders' (Deficit)	$4,920

The accompanying notes to financial statements are
an integral part of this balance sheet.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND CUMULATIVE
FROM INCEPTION (APRIL 26, 2007) THROUGH MARCH 31, 2008
(Unaudited)

	Three
	Months Ended	Cumulative
	March 31,	From
	2008	Inception

Revenues	$-	$-
Expenses:
General and administrative-
Consulting fees	-	67,585
Professional fees - Related party	1,500	14,950
Transfer agent fees	550	7,378
Legal fees	3,100	5,490
Accounting and review fees	3,000	3,000
Bank charges	210	2,825
SEC and other filing fees	-	2,602
Other	-	2,022
Consulting fees paid by issued shares	-	525
Amortization	64	213
Total general and administrative expenses	8,424	106,590
(Loss) from Operations	(8,424)	(106,590)
Other Income
Interest income	-	45
Total other income	-	45
Provision for income taxes	-	-
Net (Loss)	$(8,424)	$(106,545)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	13,525,000

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND CUMULATIVE FROM
INCEPTION (APRIL 26, 2007) THROUGH MARCH 31, 2008
(Unaudited)

	Three
	Months Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(8,424)	$(106,545)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Issuance of common stock for services rendered	-	525
Amortization	64	213
Changes in net liabilities-
Accrued liabilities	1,243	10,050
Net Cash (Used in) Operating Activities	(7,117)	(95,757)
Investing Activities:
Investing activities	-	-
Net Cash Provided by Investing Activities	-	-

Financing Activities:
Due to related party - Director and stockholder	5,000	44,000
Payments to related party - Director and stockholder	-	(39,000)
Common stock issued for cash	-	110,890
Deferred offering costs	-	(20,000)
Net Cash Provided by Financing Activities	5,000	95,890
Net Increase (Decrease) in Cash	(2,117)	133
Cash - Beginning of Period	2,250	-
Cash - End of Period	$133	$133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in the United States of America in the amount of $5,000.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months then ended, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended March 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

 CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and revenues and expenses for the period ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through March 31, 2008, the Company was incorporated, completed the assignment of a patent pertaining to a Maneuverable Coiled Guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007. On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amount of $64 for the period ended March 31, 2008.

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

(5) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (using a 23.7 percent effective Federal and state income tax rate):

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

2008

Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$1,996
Change in valuation allowance	(1,996)
Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$25,251
Less - Valuation allowance	(25,251)
Total net deferred tax assets	$-

As of March 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $106,545 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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
MARCH 31, 2008
(Unaudited)

For the period from September 28, 2007, through November 11, 2007, the Company had received various working capital loans from a Director and stockholder of the Company totaling $39,000. The loans were repaid by the Company on December 3, 2007.

For the period ended December 31, 2007, the Company had paid to a Director and stockholder of the Company $35,055 for consulting services rendered.

As of March 31, 2008, the Company owed to a Director and stockholder $5,000 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(7) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. As of March 31, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Cardio Vascular,” Company,” “we,” “our,” or “us” refer to Cardio Vascular Medical Device Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 and our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on August 28, 2007, and March 25, 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-
Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of ½% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

The invention is characterized by a maneuverable-coiled guidewire. A guidewire is a slender flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to the insertion into the arteries. The surgeon, by twirling and manipulating it back and forth, tries to insert the tip into the desired branch when in a bifurcation. The invention is based on the “Buckling” theory in which the tip is bent according to the force applied to it. Our principal business plan is to develop a prototype and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture our product. We have not yet approached or spoken with any such potential partners or licensees.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-145) for the period ended June 30, 2007, and in our Annual Report on Form 10-KSB for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of March 31, 2008, we had $133 in cash. The Company incurred net losses of $8,424 for the fiscal quarter ended March 31, 2008. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is however seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Benny Gaber, the President, Chief Executive Officer, and Director (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Lavi Krasney, the Secretary, Treasurer, and Director(Attached Hereto)

32.1	Section 1350 Certifications of Benny Gaber, the President, Chief Executive Officer, and Director(Attached Hereto)

32.2	Section 1350 Certifications of Lavi Krasney, the Secretary, Treasurer, and Director (Attached Hereto)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIO VASCULAR MEDICAL
DEVICE CORP.

Dated: May 7, 2008	By:	/s/ Benny Gaber
	Title:	President, Chief Executive Officer, and
Director (Principal Executive Officer)

	By:	/s/ Lavi Krasney
	Name:	Lavi Krasney
	Title:	Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)