Form 10-Q
period 2008-06-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2008-07-25
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52818

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0534701 (IRS Employer Identification No.)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

011-972- 544-982397
(Issuer's telephone number, including area code)

_______________________________N/A_________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of common stock, $0.0001 par value, outstanding as of July 23, 2008:13,525,000 shares

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2008, the Three Months and Period Ended
June 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended
June 30, 2008, and 2007, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$622

Total current assets	622

Other Assets:
Patent, net of accumulated amortization of $277	4,723

Total other assets	4,723

Total Assets	$5,345

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$7,500
Due to related party - Director and stockholder	14,300

Total current liabilities	21,800

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000

Total long-term debt	5,000

Total liabilities	26,800

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 13,525,000 shares issued and outstanding	1,353
Additional paid-in capital	90,062
(Deficit) accumulated during the development stage	(112,870)

Total stockholders' (deficit)	(21,455)

Total Liabilities and Stockholders' (Deficit)	$5,345

The accompanying notes to financial statements are
an integral part of this balance sheet.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, THE THREE MONTHS
AND PERIOD ENDED JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

			Six
			Months Ended	Period Ended	Cumulative
	Three Months Ended June 30,		June 30,	June 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	-	5,000	-	5,000	67,585
Professional fees - Related party	1,000	-	2,500	-	15,950
Transfer agent fees	146	1,750	696	1,750	7,524
Legal fees	1,500	1,500	4,600	1,500	6,990
Audit and accounting fees	3,000	-	6,000	-	6,000
Bank charges	175	250	385	250	3,000
SEC and other filing fees	-	-	-	-	2,602
Other	-	890	-	890	2,022
Consulting fees paid by issued shares	-	-	-	-	525
Postage and delivery	440	-	440	-	440
Amortization	64	21	128	21	277

Total general and administrative expenses	6,325	9,411	14,749	9,411	112,915

(Loss) from Operations	(6,325)	(9,411)	(14,749)	(9,411)	(112,915)

Other Income
Interest income	-	-	-	-	45
Total other income	-	-	-	-	45

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(6,325)	$(9,411)	$(14,749)	$(9,411)	$(112,870)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	13,525,000	6,500,000	13,525,000	6,500,000

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, THE PERIOD ENDED
JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six
	Months Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(14,749)	$(9,411)	$(112,870)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Issuance of common stock for services rendered	-	-	525
Amortization	128	21	277
Changes in net liabilities-
Accrued liabilities	(1,307)	29,140	7,500

Net Cash Provided by (Used in) Operating Activities	(15,928)	19,750	(104,568)

Investing Activities:
Investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Checks in excess of bank balance	-	250	-
Due to related party - Director and stockholder	14,300	-	53,300
Payments to related party - Director and stockholder	-	-	(39,000)
Common stock issued for cash	-	-	110,890
Deferred offering costs	-	(20,000)	(20,000)

Net Cash Provided by (Used in) Financing Activities	14,300	(19,750)	105,190

Net Increase (Decrease) in Cash	(1,628)	-	622

Cash - Beginning of Period	2,250	-	-

Cash - End of Period	$622	$-	$622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in the United States of America in the amount of $5,000.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Cardio Vascular Medical Device Corp. (the “Company” or “Cardio Vascular”) is a Delaware corporation in the development stage. The Company was organized on April 12, 2007, and incorporated under the laws of the State of Delaware on April 26, 2007. The business plan of the Company is to develop a medical device application utilizing a patent pertaining to a maneuverable coiled guidewire. The patent’s intended use is to improve stenting procedures in the medical field and to advance the technology related to guidewire usage. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the guidewire. The accompanying financial statements of Cardio Vascular Medical Device Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007. On December 6, 2007, the Company completed and closed the offering by selling 3,500,000 registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.031 per share for proceeds of $109,890.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six- month periods ended June 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from licensing, manufacturing, selling, research and development, and royalty activities. Revenues will be recognized by major categories under the following policies:

For licensing activities, revenue from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the periods ended June 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through June 30, 2008, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007. On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amount of $128 for the six-month period ended June 30, 2008.

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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and was declared effective on September 17, 2007. On December 6, 2007, the Company completed and closed the offering by selling 3,500,000 registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.031 per share for proceeds of $109,890. Deferred offering costs of the capital formation activity amounted to $20,000.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(5) Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008, and 2007, was as follows (using a 23.7 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,496	$2,230
Change in valuation allowance	(3,496)	(2,230)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

	2008	2007

Loss carryforwards	$26,761	$2,230
Less - Valuation allowance	(26,761)	(2,230)

Total net deferred tax assets	$-	$-

As of June 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $112,870 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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
JUNE 30, 2008, AND 2007
(Unaudited)

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

As of June 30, 2008, the Company owed to a Director and stockholder $14,300 that was loaned to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Cardio Vascular does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one-half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. Prior to March 31, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q (this “Report”), references to “Cardio Vascular,” “the Company,” “we,” “our,” or “us” refer to Cardio Vascular Medical Device Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Report. This Report contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 and Form 10-KSB, filed with the Securities and Exchange Commission on August 28, 2007, and March 25, 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of ½% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

The invention is characterized by a maneuverable-coiled guidewire. A guidewire is a slender flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to the insertion into arteries. The surgeon, by twirling and manipulating it back and forth, tries to insert the tip into the desired branch when in a bifurcation. The invention is based on the “Buckling” theory in which the tip is bent according to the force applied to it. Our principal business plan is to develop a prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product. We have not yet approached or spoken with any such potential partners or licensees.

Once a valid prototype is working the Company will apply for an IRB (approval by the Helsinki Committee) to start conducting trials in medical clinics and / or hospitals. Based on the results of these trials, the Company, in conjunction with the third party manufacturers will apply for FDA approval (501k). Once FDA approval is received, the Company will seek to license the related technology to medical companies, strategic partners and / or manufacture the products for medical clinics and / or hospitals.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ending June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-145738) for the period ended June 30, 2007, contain additional footnote disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Material Changes in Financial Condition

On June 30, 2008, we had $622 in cash, as compared to $2,250 on December 31, 2007. This decrease resulted primarily from the use of cash from operations . The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to fund its business plan will have a severe negative impact on its ability to remain viable.

Material Changes in Results of Operations

The Company incurred total expenses and net losses of $14,749 for the six month period ended June 30, 2008, an increase of 57 % as compared to total expenses and net losses of $9,411 for the period from April 26, 2007 (inception) to June 30, 2007. This increase resulted primarily from additional legal and accounting and other professional fees incurred for the related period.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of June 30, 2008. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses, considering the nature and extent of our current operations, or any risks or errors in our financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report on Form 10-Q does not include an attestation report of the Company's registered independent auditor regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered independent auditor pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP.

July 25, 2008	By:	/s/ Benny Gaber
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

July 25, 2008	By:	/s/ Lavi Krasney
Name: Lavi Krasney
Title: Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)