Form 10-Q
period 2008-09-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2008-11-10
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

N/A

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

Number of shares of common stock, $0.0001 par value, outstanding as of November 10, 2008: 13,525,000 shares

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008, the Three Months Ended September 30, 2007, the Period Ended
September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 2008, and 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS

	2008	2007
Current Assets:
Cash in bank	$387	$2,250
Total current assets	387	2,250

Other Assets:
Patent, net of accumulated amortization of $341 and $149 respectively	4,659	4,851
Total other assets	4,659	4,851

Total Assets	$5,046	$7,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$13,168	$8,807
Due to related party - Director and stockholder	14,300	-
Due to related party - Stockholder	10,000	-
Total current liabilities	37,468	8,807

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000
Total long-term debt	5,000	5,000
Total liabilities	42,468	13,807

Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 13,525,000 shares issued and outstanding	1,353	1,353
Additional paid-in capital	90,062	90,062
(Deficit) accumulated during the development stage	(128,837)	(98,121)
Total stockholders' (deficit)	(37,422)	(6,706)
Total Liabilities and Stockholders' (Deficit)	$5,046	$7,101

The accompanying notes to financial statements are
an integral part of this balance sheet.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Nine
			Months Ended	Period Ended	Cumulative
	Three Months Ended September 30,		September 30,	September 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	6,000	2,000	6,000	2,000	73,585
Professional fees - Related party	1,000	-	3,500	5,000	16,950
Transfer agent fees	1,658	2,525	2,354	4,275	9,182
Audit and accounting fees	3,000	3,000	9,000	3,000	9,000
Legal fees	1,500	-	6,100	2,390	8,490
SEC and other filing fees	2,353	1,384	2,353	1,384	4,955
Bank charges	292	-	677	783	3,292
Other	100	533	100	-	2,122
Consulting fees paid by issued shares	-	-	-	-	525
Postage and delivery	-	-	440	-	440
Amortization	64	64	192	85	341

Total general and administrative expenses	15,967	9,506	30,716	18,917	128,882

(Loss) from Operations	(15,967)	(9,506)	(30,716)	(18,917)	(128,882)

Other Income
Interest income	-	-	-	-	45
Total other income	-	-	-	-	45

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(15,967)	$(9,506)	$(30,716)	$(18,917)	$(128,837)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	13,525,000	10,001,017	13,525,000	8,412,791

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, THE PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine
	Months Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(30,716)	$(18,917)	$(128,837)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Issuance of common stock for services rendered	-	525	525
Amortization	192	85	341
Changes in net liabilities-
Accrued liabilities	4,361	4,000	8,168
Accrued consulting fees - Related party	-	5,000	5,000

Net Cash (Used in) Operating Activities	(26,163)	(9,307)	(114,803)

Investing Activities:
Investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from loan from related party - Director and stockholder	14,300	32,000	62,300
Proceeds from loan from related party - Stockholder	10,000	-	10,000
Payments on loan from related party - Director and stockholder	-	(3,000)	(48,000)
Common stock issued for cash	-	1,000	90,890
Deferred offering costs	-	(20,000)	-

Net Cash Provided by Financing Activities	24,300	10,000	115,190

Net Increase (Decrease) in Cash	(1,863)	693	387

Cash - Beginning of Period	2,250	-	-

Cash - End of Period	$387	$693	$387

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2008, AND 2007
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

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the three-month and nine- month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

For manufacturing and selling activities, revenues will be realized when the products are delivered to customers and collection is reasonably assured.

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

For royalty activities, revenues will be realized once performance requirements of the Company have been completed and collection is reasonably assured.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a medical device application utilizing a patent pertaining to a maneuverable coiled guidewire. The Company also plans to develop a prototype of the patent application and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the guidewire.

During the period from April 26, 2007, through September 30, 2008, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 3,500,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007. On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amount of $341 through September 30, 2008.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007, was as follows (using a 23.7 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$7,280	$4,483
Change in valuation allowance	(7,280)	(4,483)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:

	2008	2007

Loss carryforwards	$30,534	$4,483
Less - Valuation allowance	(30,534)	(4,483)

Total net deferred tax assets	$-	$-

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $128,837 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6) Related Party Transactions

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one-half percent of all future revenues received from the exploitation of the maneuverable coiled guidewire patent. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On August 1, 2007, the Company received $1,000 from seven stockholders of the Company in satisfaction of common stock subscriptions receivable that were entered into on May 10, 2007.

For the period from September 28, 2007, through November 11, 2007, the Company received various working capital loans from a Director and stockholder of the Company totaling $39,000. The loans were repaid by the Company on December 3, 2007.

For the period ended December 31, 2007, the Company had paid to a Director and stockholder of the Company $35,055 for consulting services rendered.

As of September 30, 2008, the Company owed to a Director and stockholder $14,300 that was loaned to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

On July 18, 2008, the Company received a $10,000 working capital loan from a stockholder of the Company. The loan is unsecured, non-interest bearing, and has no terms for repayment.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of one year for $10,000. Prior to March 31, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

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

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of ½% (one-half percent) from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

Plan of Operation

Since our inception, we have not generated any revenues and do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 (twelve) months will be to successfully develop a working prototype. We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our maneuverable-coiled guidewire device.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ending September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2007, filed with SEC on March 25, 2008, contain additional footnote disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Material Changes in Financial Condition

On September 30, 2008, we had $387 in cash, as compared to $2,250 on December 31, 2007. This decrease resulted primarily from the use of cash from operations. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to fund its business plan will have a severe negative impact on its ability to remain viable.

Material Changes in Results of Operations

The Company incurred total expenses and net losses of $30,716 for the nine-month period ended September 30, 2008, as compared to total expenses and net losses of $18,917 for the period from April 26, 2007 (inception), to September 30, 2007. This increase resulted primarily from additional legal and accounting and other professional fees incurred for the related period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Management's Quarterly Report on Internal Control over Financial Reporting

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% (five percent) of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

CARDIO VASCULAR MEDICAL DEVICE CORP .

November 10, 2008	By:	/s/ Benny Gaber
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

November 10, 2008	By:	/s/ Lavi Krasney
Name: Lavi Krasney
Title: Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)