Form 10-K
period 2008-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-03-31
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-145738

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0522188
(State of incorporation)	(I.R.S. Employer Identification No.)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

(972) 544-982397
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $16,230,000 based upon $0.03 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of March 18, 2009 was 54,100,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Cardio Vascular” refer to Cardio Vascular Medical Device Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated under the laws of the State of Delaware on April 26, 2007. We intend to engage in the manufacturing and distribution of a new and improved maneuverable-coiled guidewire. We are a development stage company. We have not generated any revenue to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our Directors.

During the period from April 26, 2007, through December 31, 2008, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock

On December 19, 2008, Cardio Vascular Medical Device Corp. implemented a 1:4 stock dividend payment of its issued and outstanding shares of common stock. As a result of the dividend payment the issued and outstanding shares of common stock of the Company increased from 13,525,000 shares to 54,100,000 shares.

Our principal offices are located at 12 Shaar Hagai Street Haifa, Israel 34554. Our telephone number is 011-972-544-982397

Business Description

We intend to engage in the manufacturing and distribution of a new and improved maneuverable-coiled guidewire. We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of one-half percent from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

The invention is characterized by a maneuverable-coiled guidewire. A guidewire is a slender flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to insertion into the arteries during surgery. The surgeon, by twirling and manipulating it back and forth, tries to insert the tip into the desired branch when in a bifurcation. The invention is based on the “Buckling” theory in which the tip is bent according to the force applied to it. Our principal business plan is to develop a prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product. We have not yet approached or spoken with any such potential partners or licensees.

Once a valid prototype is working, the Company will apply for an IRB (an approval by the Helsinki Committee) to start conducting trials in medical clinics and/or hospitals. Based on the results of these trials, the Company, in conjunction with the third party manufacturers will apply for FDA approval (501k). Once FDA approval is received, the Company will seek to license the related technology to medical companies, strategic partners and/or manufacture the products for medical clinics and/or hospitals.

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

Competition

There are several companies in the guidewire field, including major companies such as J&J, Boston Scientific, Cook Medical, Medtronic, Inc., and Bard. Such companies offer a variety of products that are specifically related for the usage of a guidewire. The total number of guidewires in use today worldwide is estimated at more than 4,500,000 annually. We are not aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature based on the “Buckling” theory in which the tip is bent according to the force applied to it, whereby the time to reach the site is diminished. Its unique design will enable the neurosurgeon to save time and reach the desired lesion in the heart and even the brain arteries. Our solution provides an innovative steerable guidewire to solve existing problems and introduce a new standard in stenting procedures.

Employees

Other than our current Directors and officers, Benny Gaber and Lavi Krasney, we have no other full time or part-time employees. If and when we develop the prototype for our maneuverable-coiled guidewire device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Item 1A.  Risk Factors

In addition to the risk factors described in our registration statement on Form SB-2, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such an event, it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

RISKS RELATING TO OUR COMPANY

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the year ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since February 2008 under the ticker symbol CVSL. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of March 18, 2009, there were 54,100,000 common shares issued and outstanding, which were held by 47 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2008.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6.  Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Cardio Vascular Medical Device Corp. and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $1,022 in cash as compared to $2,250 in cash as of December 31, 2007. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $41,386 for the year ended December 31, 2008, and a net loss of $98,121 for the period from April 26, 2007 (inception), through December 31, 2007. The Company has incurred a cumulative net lost of $139,507 from April 26, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Cardio Vascular Medical Device Corp.:

We have audited the accompanying balance sheets of Cardio Vascular Medical Device Corp. (a Delaware corporation.) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Device Corp. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 3, 2009

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash in bank	$1,022	$2,250
Total current assets	1,022	2,250
Other Assets:
Patent, net of accumulated amortization of $405 and $149 respectively	4,595	4,851
Total other assets	4,595	4,851
Total Assets	$5,617	$7,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$16,449	$8,807
Due to related parties	32,260	-
Total current liabilities	48,709	8,807
Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000
Total long-term debt	5,000	5,000
Total liabilities	53,709	13,807
Commitments and Contingencies Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 54,100,000 shares issued and outstanding in 2008, and 2007	5,410	5,410
Additional paid-in capital	86,005	86,005
(Deficit) accumulated during the development stage	(139,507)	(98,121)
Total stockholders' (deficit)	(48,092)	(6,706)
Total Liabilities and Stockholders' (Deficit)	$5,617	$7,101

The accompanying notes to financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED DECEMBER 31, 2007,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Consulting fees	9,000	67,585	76,585
Audit and accounting fees	18,500	13,450	31,950
Transfer agent fees	2,455	6,828	9,283
Legal fees	6,100	2,390	8,490
SEC and other filing fees	3,652	2,602	6,254
Bank charges	783	2,615	3,398
Others	640	2,022	2,662
Consulting fees	-	525	525
Amortization	256	149	405
Total general and administrative expenses	41,386	98,166	139,552
(Loss) from Operations	(41,386)	(98,166)	(139,552)
Other Income:
Interest income	-	45	45
Total other income	-	45	45
Provision for income taxes	-	-	-
Net (Loss)	$(41,386)	$(98,121)	$(139,507)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	54,100,000	39,255,600

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - April 26, 2007	-	$-	$-	$-	$-
Common stock issued for cash	40,000,000	4,000	(3,000)	-	1,000
Common stock issued for cash	14,000,000	1,400	108,490	-	109,890
Deferred offering costs	-	-	(20,000)	-	(20,000)
Common stock issued for services rendered	100,000	10	515	-	525
Net (loss) for the period	-	-	-	(98,121)	(98,121)
Balance - December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)
Net (loss) for the period	-	-	-	(41,386)	(41,386)
Balance - December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)

The accompanying notes to financial statements are
an integral part of this statement.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(41,386)	$(98,121)	$(139,507)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	-	525	525
Amortization	256	149	405
Changes in net liabilities- Accrued liabilities	7,642	8,807	16,449
Net Cash (Used in) Operating Activities	(33,488)	(88,640)	(122,128)
Investing Activities:
Investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Proceeds from loans from related parties	32,260	39,000	71,260
Payments on loan from related party	-	(39,000)	(39,000)
Common stock issued for cash	-	110,890	110,890
Deferred offering costs	-	(20,000)	(20,000)
Net Cash Provided by Financing Activities	32,260	90,890	123,150
Net Increase (Decrease) in Cash	(1,228)	2,250	1,022
Cash - Beginning of Period	2,250	-	-
Cash - End of Period	$1,022	$2,250	$1,022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in United States of America in the amount of $5,000.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007.  On December 6, 2007, the Company completed and closed the offering by selling 14,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00785 per share for proceeds of $109,890.

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
DECEMBER 31, 2008, AND 2007

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the periods ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2008, and 2007.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  For the period ended December 31, 2007, the Company recorded $20,000 in deferred offering costs as an offset to additional paid-in capital.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

During the period from April 26, 2007, through December 31, 2008, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2008, and 2007, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $256 and $149 for the periods ended December 31, 2008, and 2007, respectively.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(4)	Common Stock

On May 10, 2007, the Company issued 40,000,000 (post forward stock split) shares of common stock valued at a price of $0.000025 per share for common stock subscriptions receivable of $1,000.  On August 1, 2007, the Company received $1,000 from seven stockholders of the Company in satisfaction of common stock subscriptions receivable that were entered into on May 10, 2007.

On September 24, 2007, the Company issued 100,000 (post forward stock split) shares of common stock valued at $525 for transfer agent services performed.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and was declared effective on September 17, 2007.  On December 6, 2007, the Company completed and closed the offering by selling 14,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00785 per share for proceeds of $109,890.  Deferred offering costs of the capital formation activity amounted to $20,000.

On December 30, 2008, the Company declared a 4-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of December 19, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(5)	Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2008, and 2007, was as follows (using a 23.7 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$(9,808)	$(23,255)
Change in valuation allowance	9,808	23,255
Total deferred tax provision	$-	$-

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$(33,063)	$(23,255)
Less - Valuation allowance	33,063	23,255
Total net deferred tax assets	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $139,507 that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

For the period ended December 31, 2007, the Company paid to a Director and stockholder of the Company $35,055 for consulting services rendered.

During the year ended December 31, 2008, the Company received various working capital loans from a Director and stockholder of the Company totaling $18,280.  As of December 31, 2008, the Company owed to a Director and stockholder $18,280.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

During the year ended December 31, 2008, the Company received various working capital loans from a stockholder of the Company totaling $13,980. As of December 31, 2008, the Company owed to a stockholder $13,980.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

(8)	Recent Accounting Pronouncements

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
DECEMBER 31, 2008, AND 2007

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
DECEMBER 31, 2008, AND 2007

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Davis Accounting Group P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.  Executive Compensation.

Summary Compensation

For the period ended December 31, 2007, the Company had paid to a Director and stockholder of the Company $35,055 for consulting services rendered.

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on April 26, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on April 26, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 18, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,100,000 shares of our common stock issued and outstanding as of March 18, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Cardio Vascular Medical Device Corp. 12 Shaar Hagai Street Haifa, Israel 34554

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (2)
Lavi Krasney	4,000,000	7.4%
Asher Zwebner	4,000,000	7.4%
Zev Bronfeld	2,800,000	5.1%
Emareld Enterprises (3)	2,800,000	5.1%
Benny Gaber (4)	1,600,000	2.9%
Carrigan Investments Limited (4)	22,400,000	41%

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

(2)	Based on a percentage of the total of 54,100,000 shares outstanding.

(3)	Beneficial owner of Emerdale Enterprises Ltd.

(4)
On July 9, 2008, Benny Gaber and Arie Orenstein, principal shareholders of the Company, entered into Purchase and Sale Agreements which provided, among other things, for the sale of an aggregate of 5,600,000 shares of common stock ( pre 1-4 forward split )  of the Company to Carrigan Investment Limited.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2008, the Company received various working capital loans from a Director and stockholder of the Company totaling $18,280. As of December 31, 2008, the Company owed to a Director and stockholder $18,280.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

During the year ended December 31, 2008, the Company received various working capital loans from a stockholder of the Company totaling $13,980. As of December 31, 2008, the Company owed to a stockholder $13,980.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.  Principal Accounting Fees and Services.

Our principal independent accountant is Davis Accounting Group P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2008	Period From April 26, 2007 (Inception) to December 31, 2007
Audit Fees	$14,000	$18,000

Tax Fees( paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

Exhibit                       Description

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

10.3
Purchase and Sale Agreement dated July 9, 2008, between Benny Gaber and Carrigan Investments Limited (incorporated by reference to Exhibit 10.2 to Cardio Vascular’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008).

10.4
Purchase and Sale Agreement dated July 9, 2008, between Arie Orenstein and Carrigan Investments Limited (incorporated by reference to Exhibit 10.3 to Cardio Vascular’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: March 31, 2009	By:	/s/ Benny Gaber
Name: Benny Gaber Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 31, 2009	By:	/s/ Lavi Krasney
Name: Lavi Krasney
Title: Treasurer and Secretary and Director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ Benny Gaber
Name: Benny Gaber Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 31, 2009	By:	/s/ Lavi Krasney
Name: Lavi Krasney
Title: Treasurer and Secretary and Director
(Principal Financial and Accounting Officer)