Form 10-Q
period 2009-03-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-05-08
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52818

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	98-0534701 (IRS Employer ID Number)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

011-972- 544-982397
(Registrant’s telephone number)

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

As of May 8, 2009, there were 54,100,000 shares outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements March 31, 2009, and 2008	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash in bank	$796	$1,022

Total current assets	796	1,022

Other Assets:
Patent, net of accumulated amortization of $469 and $405in 2009 and 2008, respectively	4,531	4,595

Total other assets	4,531	4,595

Total Assets	$5,327	$5,617

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$5,949	$-
Accrued liabilities	4,000	16,449
Due to related parties	47,260	32,260

Total current liabilities	57,209	48,709

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000

Total long-term debt	5,000	5,000

Total liabilities	62,209	53,709

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 54,100,000 shares issued and outstanding in 2009, and 2008, respectively	5,410	5,410
Additional paid-in capital	86,005	86,005
(Deficit) accumulated during the development stage	(148,297)	(139,507)

Total stockholders' (deficit)	(56,882)	(48,092)

Total Liabilities and Stockholders' (Deficit)	$5,327	$5,617

The accompanying notes to interim financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting fees - Related party	3,000	-	47,055
Audit and accounting fees	4,000	4,500	35,950
Consulting fees	-	-	32,530
Transfer agent fees	1,664	550	10,947
Legal fees	-	3,100	8,490
SEC and other filing fees	-	-	6,254
Bank charges	62	210	3,460
Others	-	-	2,662
Stock issued for services	-	-	525
Amortization	64	64	469

Total general and administrative expenses	8,790	8,424	148,342

(Loss) from Operations	(8,790)	(8,424)	(148,342)

Other Income:
Interest income	-	-	45
Total other income	-	-	45

Provision for Income Taxes	-	-	-

Net (Loss)	$(8,790)	$(8,424)	$(148,297)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	54,100,000	54,100,000

The accompanying notes to interim financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(8,790)	$(8,424)	$(148,297)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	-	-	525
Amortization	64	64	469
Changes in net liabilities-
Accounts Payable - Trade	5,949	-	5,949
Accrued liabilities	(5,449)	1,243	4,000

Net Cash (Used in) Operating Activities	(8,226)	(7,117)	(137,354)

Investing Activities:
Investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from loans from related parties	8,000	5,000	86,260
Payments on loan from related party	-	-	(39,000)
Common stock issued for cash	-	-	110,890
Deferred offering costs	-	-	(20,000)

Net Cash Provided by Financing Activities	8,000	5,000	138,150

Net Increase (Decrease) in Cash	(226)	(2,117)	796

Cash - Beginning of Period	1,022	2,250	-

Cash - End of Period	$796	$133	$796

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The accompanying notes to interim financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and it was declared effective on September 17, 2007.  On December 6, 2007, the Company completed and closed the offering by selling 14,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00785 per share for total proceeds of $109,890.

   Unaudited Interim Financial Statements

The interim financial statements of Cardio Vascular as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through March 31, 2009, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2009, and December 31, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $64 for the three months ended March 31, 2009, and 2008, respectively.

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

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Company filed the SB-2 Registration Statement with the SEC on August 28, 2007, and was declared effective on September 17, 2007.  On December 6, 2007, the Company completed and closed the offering by selling 14,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00785 per share for total proceeds of $109,890.  Deferred offering costs of the capital formation activity amounted to $20,000.

On December 30, 2008, the Company declared a 4-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of December 19, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(5)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008, was as follows (using a 23.7 percent effective Federal and state income tax rate):

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,021	$1,937
Change in valuation allowance	(2,021)	(1,937)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:
	As of	As of
	March 31,	December 31,
	2009	2008

Loss carryforwards	$34,108	$32,087
Less - Valuation allowance	(34,108)	(32,087)

Total net deferred tax assets	$-	$-

As of March 31, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $148,297 and $139,507, respectively, which may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

For the three months ended March 31, 2009, and 2008, a Director and stockholder of the Company provided consulting services valued at $3,000 and $Nil, respectively. As of March 31, 2009 the Company owed this individual $10,000 for consulting services rendered.

The Company has received various working capital loans from a Director and stockholder of the Company.  As of March 31, 2009, the Company owed to a Director and stockholder $23,280.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

The Company has received various working capital loans from a stockholder of the Company. As of March 31, 2009, the Company owed to a stockholder $13,980.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163, except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Cardio Vascular,” Company,” “we,” “our” or “us” refer to Cardio Vascular Medical Device Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on August 28, 2007 and March 31, 2009, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated under the laws of the State of Delaware on April 26, 2007. We intend to engage in the manufacture and distribution of a new and improved maneuverable-coiled guidewire. We are a development stage company. Since our incorporation, the Company completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock.

On December 19, 2008, Cardio Vascular Medical Device Corp. implemented a 1:4 stock dividend payment of its issued and outstanding shares of common stock. As a result of the dividend payment the issued and outstanding shares of common stock of the Company increased from 13,525,000 shares to 54,100,000 shares.

Business Description

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $8,790 for the three months ended March 31, 2009, and a net loss of $8,424 for the three months ended March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of March 31, 2009, we had $796 in cash and incurred net losses of $8,790 . During the same period ended March 31, 2008, the Company had $1,022  in cash and incurred net losses of $8,424

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is however seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Item 4(T). Controls and Procedures.

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.     Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Benny Gaber, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Lavi Krasney, the Secretary, Treasurer, and Director(attached hereto)

32.1	Section 1350 Certifications of Benny Gaber, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Lavi Krasney, the Secretary, Treasurer, and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Rregistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP.

Dated: May 8 , 2009	By:	/s/ Benny Gaber
	Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

	By:	/s/ Lavi Krasney
	Name:	Lavi Krasney
	Title:	Treasurer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting
Officer)