Form 10-Q
period 2009-06-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-07-23
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30 2009

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

As of  July 23, 2009, there were 65,100,000 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements June 30, 2009, and 2008	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$707	$1,022

Total current assets	707	1,022

Other Assets:
Patent (net of accumulated amortization of $533 and $405 in 2009 and 2008, respectively)	4,467	4,595

Total other assets	4,467	4,595

Total Assets	$5,174	$5,617

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$4,449	$-
Accrued liabilities	4,000	16,449
Due to related parties	55,760	32,260

Total current liabilities	64,209	48,709

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000

Total long-term debt	5,000	5,000

Total liabilities	69,209	53,709

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 54,100,000 shares issued and outstanding in 2009, and 2008, respectively	5,410	5,410
Additional paid-in capital	86,005	86,005
Common stock subscribed - 11,000,000 and nil shares in 2009, and 2008, respectively	27,500	-
Less - Stock subscription receivable	(27,500)	-
(Deficit) accumulated during the development stage	(155,450)	(139,507)

Total stockholders' (deficit)	(64,035)	(48,092)

Total Liabilities and Stockholders' (Deficit)	$5,174	$5,617

The accompanying notes to interim financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees - Related party	3,000	1,000	6,000	2,500	50,055
Audit and accounting fees	4,000	3,000	8,000	6,000	39,950
Consulting fees	-	-	-	-	32,530
Transfer agent fees	-	146	1,664	696	10,947
Legal fees	-	1,500	-	4,600	8,490
SEC and other filing fees	-	-	-	-	6,254
Bank charges	89	175	151	385	3,549
Other	-	440	-	440	2,662
Amortization	64	64	128	128	533
Stock issued for services	-	-	-	-	525

Total general and administrative expenses	7,153	6,325	15,943	14,749	155,495

(Loss) from Operations	(7,153)	(6,325)	(15,943)	(14,749)	(155,495)

Other Income:
Interest income	-	-	-	-	45
Total other income	-	-	-	-	45

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(7,153)	$(6,325)	$(15,943)	$(14,749)	$(155,450)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	54,100,000	54,100,000	54,100,000	54,100,000

The accompanying notes to interim financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(15,943)	$(14,749)	$(155,450)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	-	-	525
Amortization	128	128	533
Changes in net liabilities-
Accounts payable - Trade	4,449	-	4,449
Accrued liabilities	(5,449)	(1,307)	4,000

Net Cash (Used in) Operating Activities	(16,815)	(15,928)	(145,943)

Investing Activities:
Investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from loans from related parties	22,500	14,300	100,760
Payments on loan from related party	(6,000)	-	(45,000)
Common stock issued for cash	-	-	110,890
Deferred offering costs	-	-	(20,000)

Net Cash Provided by Financing Activities	16,500	14,300	146,650

Net Increase (Decrease) in Cash	(315)	(1,628)	707

Cash - Beginning of Period	1,022	2,250	-

Cash - End of Period	$707	$622	$707

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
JUNE 30, 2009, AND 2008
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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 11,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of June 30, 2009, the Company had subscribed 11,000,000 (post forward stock split) shares related to the PPO #2 to 2 foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

   Unaudited Interim Financial Statements

The interim financial statements of Cardio Vascular as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and six months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2009, and 2008.

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
JUNE 30, 2009, AND 2008
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through June 30, 2009, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 11,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of June 30, 2009, the Company had subscribed 11,000,000 (post forward stock split) shares related to the PPO #2 to 2 foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2009, and December 31, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $128 and $128 for the six months ended June 30, 2009, and 2008, respectively.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 11,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of June 30, 2009, the Company had subscribed 11,000,000 (post forward stock split) shares related to the PPO #2 to 2 foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

(5)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008, were as follows (using a 23.7 percent effective Federal and state income tax rate):

	Six Months Ended
	June 30,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,667	$3,392
Change in valuation allowance	(3,667)	(3,392)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008

Loss carryforwards	$35,754	$32,087
Less - Valuation allowance	(35,754)	(32,087)

Total net deferred tax assets	$-	$-

As of June 30, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $155,450 and $139,507, respectively, which may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

For the six months ended June 30, 2009, and 2008, a Director and stockholder of the Company provided consulting services valued at $6,000 and $2,500, respectively. As of June 30, 2009 the Company owed this individual $7,000 for consulting services rendered.

The Company has received various working capital loans from a Directors and stockholders of the Company.  As of June 30, 2009, the Company owed the Directors and stockholders $29,780.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

The Company has received various working capital loans from a stockholder of the Company. As of June 30, 2009, the Company owed to a stockholder $18,980.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

(7)           Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one-half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

On September 17, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services.  Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows:  (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer.  The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of one year for $10,000.  Prior to June 30, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $525.

(8)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9)           Subsequent Events

On July 15, 2009, the Company received $27,500 from PPO #2 and issued 11,000,000 shares of its common stock subscribed.

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

For a description of such risks and uncertainties, refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on August 28, 2007 and June 30, 2009, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $15,943 for the six months ended June 30, 2009, and a net loss of $14,749 for the six months ended June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ended June 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of June 30, 2009, we had $707 in cash and incurred net losses of $15,943 . During the same period ended June 30, 2008, the Company incurred net losses of $14,749.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company received signed subscriptions for the issuance of 11,000,000 restricted shares for the amount of gross proceeds of $27,500. As of July 15, 2009, the funds were received by the Company.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended June 30, 2009.

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

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: July 23, 2009	By:	/s/ Benny Gaber
	Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

	By:	/s/ Lavi Krasney
	Name:	Lavi Krasney
	Title:	Treasurer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)