Form 10-Q/A
period 2009-06-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-07-24
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	AMENDMENT NO.1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of  July 24, 2009, there were 67,700,000 shares of common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2009, in order to correct the presentation of the number of shares of common stock subscribed as of June 30, 2009, from 11,000,000 shares to 13,600,000 shares, and the price of such related shares from $0.0025 to $0.002.  As a result of this correction, we have (1) amended the financial statements and related notes, and (2) all other related areas of the report.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

C ARDIO VASCULAR MEDICAL DEVICE CORP.
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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$707	$1,022

Total current assets	707	1,022

Other Assets:
Patent (net of accumulated amortization of $533 and $405 in 2009 and 2008, respectively)	4,467	4,595

Total other assets	4,467	4,595

Total Assets	$5,174	$5,617

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$4,449	$-
Accrued liabilities	4,000	16,449
Due to related parties	55,760	32,260

Total current liabilities	64,209	48,709

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000

Total long-term debt	5,000	5,000

Total liabilities	69,209	53,709

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 54,100,000 shares issued and outstanding in 2009, and 2008, respectively	5,410	5,410
Additional paid-in capital	86,005	86,005
Common stock subscribed - 13,600,000 and nil shares in 2009, and 2008, respectively	27,500	-
Less - Stock subscriptions receivable	(27,500)	-
(Deficit) accumulated during the development stage	(155,450)	(139,507)

Total stockholders' (deficit)	(64,035)	(48,092)

Total Liabilities and Stockholders' (Deficit)	$5,174	$5,617

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

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder.  Under Staff Accounting Bulletin Topic 5G, " Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in United States of America in the amount of $5,000.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

The accompanying notes to interim financial statements are
an integral part of these statements .

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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

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

Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective June 5, 2007.  The patent was originally granted on November 28, 2006.  Under Staff Accounting Bulletin Topic 5G, “ Transfers of Nonmonetary Assets by Promoters and Shareholders ,” the Company recorded the transaction as a royalty obligation payable at the Director and stockholder’s historical cost basis in the amount of $5,000.  The historical cost of obtaining the patent has been capitalized by the Company, and is being amortized over a period of approximately 19.5 years.

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “ Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.

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

(9)           Subsequent Events

On July 15, 2009, the Company received $27,500 from PPO #2 and issued 13,600,000 shares of its common stock subscribed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q/A, references to the “Cardio Vascular,” Company,” “we,” “our” or “us” refer to Cardio Vascular Medical Device Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q/A (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On December 19, 2008, Cardio Vascular Medical Device Corp. completed a 4:1 forward stock split of its issued and outstanding shares of common stock. As a result of the forward stock split, the issued and outstanding shares of common stock of the Company increased from 13,525,000 shares to 54,100,000 shares.

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

Liquidity and Capital Resources

As of June 30, 2009, we had $707 in cash and incurred a net loss of $15,943 . During the same period ended June 30, 2008, the Company incurred a net loss of $14,749.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company received two signed subscriptions for the issuance of 13,600,000 restricted shares of common stock for the amount of gross proceeds of $27,500. As of July 15, 2009, the funds were received by the Company.

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

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: July 24, 2009	By:	/s/ Benny Gaber
	Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

	By:	/s/ Lavi Krasney
	Name:	Lavi Krasney
	Title:	Treasurer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF
PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Benny Gaber, President, Chief Executive Officer and Director of Cardio Vascular Medical Corp. (the “Company”), certify that:

1.               I have reviewed this amended quarterly report on Form 10-Q/A of the Company for the quarter ended June 30, 2009;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.               As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.               I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting

Date: July 24, 2009

By:	/s/ Benny Gaber
Name:	Benny Gaber
Title:	President and Director
(Principal Executive Officer)

2

EXHIBIT 31.2

CERTIFICATION OF
PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Lavi Krasney, Treasurer, Chief Financial Officer, Secretary and Director of Cardio Vascular Medical Device Corp. (the “Company”), certify that:

1.               I have reviewed this amended quarterly report on Form 10-Q/A of the Company for the quarter ended June 30, 2009;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.               As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.              I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting

Date: July 24, 2009

By:	/s/ Lavi Krasney
Name:	Lavi Krasney
Title:	Treasurer, Chief Financial Officer, and
Secretary and Director
(Principal Financial and Accounting
Officer)

2

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Benny Gaber, President, Chief Executive Officer and Director of Cardio Vascular Medical Corp. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Amended Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 24, 2009

By:	/s/ Benny Gaber
Name:	Benny Gaber
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Lavi Krasney, Treasurer, Chief Financial Officer, Secretary and Director of Cardio Vascular Medical Device Corp. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Amended Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date July 24, 2009

By:	/s/ Lavi Krasney
Name:	Lavi Krasney
Title:	Treasurer, Chief Financial Officer and
Secretary and Director
(Principal Financial and Accounting
Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.