Form 10-K/A
period 2008-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-10-20
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No   ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $951,000 based upon $0.03 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price as of the most recent second fiscal quarter.

The number of shares of the issuer’s common stock issued and outstanding as of October 19, 2009 was 67,700,000 shares.

Documents Incorporated By Reference:  None

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 2 to our Annual Report of Form 10-K for the fiscal year ended December 31, 2008 (“Original Annual Report”), for the purpose of restating the disclosure in Item 9A Controls and Procedures to respond to the SEC’s comments threreto, including to clearly indicate that the conclusions of our principal executive officer and principal financial officer as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting were made as of the end of the period covered by the Original Annual Report.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after March 31, 2009, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filing made with the SEC subsequent to the filing of the Original Annual Report.  However, this Form 10-K/A includes Exhibits 31.1, 31.2 and 32.2, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control of financial reporting as of December 31, 2008.  In making this assessment, management used the framework in “Internal Control – Integrated Framework,” as supplemented by the COSO publication “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies,” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the COSO criteria.  Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2008.  Such weaknesses are described as follows:

a.
The Company met the requirements to perform an assessment of internal control over financial reporting, but failed to include in its Annual Report on Form 10-K, filed on March 31, 2009, its report on internal control over financial reporting as required by Item 9A(T) of Regulation S-K.  Under the definition of disclosure controls and procedures provided in Rule 13a-15(e), effective controls and procedures would ensure that information required to be disclosed by the registrant is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  As such, the Company failed in its compliance with the reporting requirements of the SEC’s rules and forms.  The Company will remedy this matter at the earliest possible opportunity.

b.
Management of the Company has not implemented policies or procedures required to achieve a sufficient segregation of duties.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently dealing with general administrative and financial matters.   Although management will periodically reevaluate this situation, at this point it considers that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.

c.
The Company does not have an audit committee, and no member of the board of directors has been designated or qualifies as a financial expert.  The Company will address this weakness at the earliest possible opportunity.

This report on internal control over financial reporting does not include an attestation report by the Company’s registered independent auditor regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control

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

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: October 19, 2009	By:	/s/ Eli Gonen
Name: Eli Gonen Title: Chairman (Principal Executive Officer)

Date: October 19 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Treasurer , Secretary and Director
(Principal Financial and Accounting Officer )

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 19, 2009	By:	/s/ Eli Gonen
Name: Eli Gonen Title: Chairman and Director (Principal Executive Officer)

Date: October 19, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Treasurer , Secretary and Director
(Principal Financial and Accounting Officer)