Form 10-Q
period 2009-09-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2009-11-02
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of   October 30, 2009, there were 67,700,000 shares of common stock, par value $0.0001 per share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$1,985	$1,022
Total current assets	1,985	1,022

Other Assets:
Patent, net of accumulated amortization of $597 and $405 in 2009 and 2008, respectively	4,403	4,595
Total other assets	4,403	4,595
Total Assets	$6,388	$5,617

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,949	$—
Accrued liabilities	4,000	16,449
Due to related parties	59,160	32,260
Total current liabilities	65,109	48,709

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000
Total long-term debt	5,000	5,000
Total liabilities	70,109	53,709

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 67,700,000 and 54,100,000 shares issued and outstanding in 2009 and 2008, respectively	6,770	5,410
Additional paid-in capital	112,145	86,005
(Deficit) accumulated during the development stage	(182,636)	(139,507)
Total stockholders' (deficit)	(63,721)	(48,092)
Total Liabilities and Stockholders' (Deficit)	$6,388	$5,617

The accompanying notes to financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Consulting fees - Related party	4,000	1,000	10,000	3,500	54,055
Audit and accounting fees	4,500	3,000	12,500	9,000	44,450
Consulting fees	13,600	6,000	13,600	6,000	46,130
Transfer agent fees	638	1,658	2,302	2,354	11,585
Legal fees	4,000	1,500	4,000	6,100	12,490
SEC and other filing fees	—	2,353	—	2,353	6,254
Bank charges	384	292	535	677	3,933
Other	—	100	—	540	2,662
Amortization	64	64	192	192	597
Stock issued for services	—	—	—	—	525
Total general and administrative expenses	27,186	15,967	43,129	(30,716)	182,681
(Loss) from Operations	(27,186)	(15,967)	(43,129)	(30,716)	(182,681)

Other Income (Expense)	—	—	—	—	45

Provision for Income Taxes	—	—	—	—	—
Net (Loss)	$(27,186)	$(15,967)	$(43,129)	$(30,716)	$(182,636)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	65,630,435	54,100,000	57,985,714	54,100,000

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(43,129)	$(30,716)	$(182,636)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	—	—	525
Amortization	192	192	597
Changes in net liabilities-
Accounts payable - Trade	1,949	—	1,949
Accrued liabilities	(12,449)	4,361	4,000
Net Cash (Used in) Operating Activities	(53,437)	(26,163)	(175,565)
Investing Activities:
Investing activities	—	—	—
Net Cash Provided by Investing Activities	—	—	—
Financing Activities:
Proceeds from loans from related parties	26,900	14,300	88,160
Proceeds from loans from related party - Stockholder	—	10,000	10,000
Payments on loan from related party	—	—	(39,000)
Common stock issued for cash	27,500	—	138,390
Deferred offering costs	—	—	(20,000)
Net Cash Provided by Financing Activities	54,400	24,300	177,550
Net Increase (Decrease) in Cash	963	(1,863)	1,985
Cash - Beginning of Period	1,022	2,250	—
Cash - End of Period	$1,985	$387	$1,985

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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
SEPTEMBER 30, 2009, AND 2008
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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to 2 foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC.  In July of 2009, The Company planned to abandon its initial business plan, and seek to enter the water treatment market, with its initial focus on actively and diligently promoting the use of cooling tower water treatment systems as described below

On July 22, 2009, the Company, and Elgressy Engineering Services Ltd., a company incorporated in the State of Israel (“Elgressy”) entered into a twenty-year Exclusive Marketing Agreement (the “Marketing Agreement”).  Pursuant to the Marketing Agreement, the Company became the exclusive independent sales and marketing representative of Elgressy cooling tower water treatment systems.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On July 21, 2009, the Company and N.D. Raz Business and Project Development Ltd., a company formed under the laws of the State of Israel ("N.D. Raz") and Mr. Yossi Raz (“Mr. Raz” and N.D Raz are hereinafter referred to as the “Consultant”) entered into a Consulting Agreement (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, the Consultant agreed to provide the Company with management, business development, and marketing services.

In September 2009, the management of the Company decided to change back to its original business plan, and is currently in the process of negotiating the termination of the Exclusive Marketing Agreement dated July 15, 2009 between the Company and Elgressy, and the Consulting Agreement between the Company and the Consultant.

   Unaudited Interim Financial Statements

The interim financial statements of Cardio Vascular as of September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

   Development Costs

The Company is in the development stage, and primarily involved in the development of a prototype application of a patent.  When it has been determined that a prototype can be economically developed, the costs incurred to develop a commercial version of the product will be capitalized accordingly.  Development costs capitalized will be amortized over the estimated useful life of the product following attainment of commercial production or written-off to expense if the product or project is abandoned.

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and nine months ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2009, and 2008.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

During the period from April 26, 2007, through September 30, 2009, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

In June 2009, the Company began a second capital formation activity through PPO#2, exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2009, and December 31, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(3)           Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $192 and $192 for the nine months ended September 30, 2009, and 2008, respectively.

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

In June 2009, the Company began a second capital formation activity through PPO#2, exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO#2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(5)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008, were as follows (using a 23 percent effective Federal and state income tax rate):

	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$9,920	$7,065
Change in valuation allowance	(9,920)	(7,065)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$42,007	$32,087
Less - Valuation allowance	(42,007)	(32,087)
Total net deferred tax assets	$—	$—

As of September 30, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $182,636 and $139,507, respectively, which may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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
SEPTEMBER 30, 2009, AND 2008
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

For the nine months ended September 30, 2009, and 2008, a Director and stockholder of the Company provided consulting services valued at $10,000 and $2,500, respectively.  As of September 30, 2009, the Company owed this individual $11,500 for consulting services rendered.

The Company has received various working capital loans from a Directors and stockholders of the Company.  As of September 30, 2009, the Company owed the Directors and stockholders $28,680.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

The Company has received various working capital loans from a stockholder of the Company.  As of September 30, 2009, the Company owed to the stockholder $18,980.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(8)           Change in Management

On July 26, 2009, the former Directors, Messrs. Benny Gaber and Lavi Krasney resigned from all of their respective positions as executive officers, and as members of Board of Directors of the Company.  On the same date, the Board of Directors appointed Messrs. Boaz Benrush and Oren Bar-nir Gayer, as members of the Board of Directors.  Mr. Benrush was also appointed as the Chairman of the Board.

On September 14, 2009, Messrs. Boaz Benrush and Oren Bar-nir Gayer resigned from their positions as members of the Board of Director of the Company due to the Company’s business plan change.  Mr. Doron Latzer also resigned from his position as an officer of the Company.

Also on September 14, 2009, the Company appointed Messrs. Eli Gonen and Asher Zwebner as members of the Board of Directors.  In addition, the Board of Directors appointed Messrs. Eli Gonen as Chairman of the Board, and Asher Zwebner as Secretary of the Company.

(9)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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
SEPTEMBER 30, 2009, AND 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  FASB No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, FASB No. 165 provides:

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

For a description of such risks and uncertainties, refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on August 28, 2007, and March 31, 2009, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated under the laws of the State of Delaware on April 26, 2007. We intend to engage in the manufacture and distribution of a new and improved maneuverable-coiled guidewire. We are a development stage company. Since our incorporation, the Company has completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split)   shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock.

On December 19, 2008, Cardio Vascular Medical Device Corp. implemented a 1:4 stock dividend payment of its issued and outstanding shares of common stock. As a result of the dividend payment the issued and outstanding shares of common stock of the Company increased from 13,525,000 shares to 54,100,000 shares.

Business Description

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of Ѕ% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC.  In July of 2009, The Company planned to abandon its initial business plan, and seek to enter the water treatment market, with its initial focus on actively and diligently promoting the use of cooling tower water treatment systems.

On July 22, 2009, the Company, and Elgressy Engineering Services Ltd., a company incorporated in the State of Israel (“Elgressy”) entered into a twenty-year Exclusive Marketing Agreement (the “Marketing Agreement”), dated July 15, 2009.  Pursuant to the Marketing Agreement, the Company became the exclusive independent sales and marketing representative of Elgressy cooling tower water treatment systems.

On July 21, 2009, the Company and N.D. Raz Business and Project Development Ltd., a company formed under the laws of the State of Israel ("N.D. Raz") and Mr. Yossi Raz (“Mr. Raz” and N.D Raz are hereinafter referred to as the “Consultant”) entered into a Consulting Agreement (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, the Consultant agreed to provide the Company with management, business development, and marketing services.

On July 26, 2009, Messrs. Benny Gaber and Lavi Krasney resigned from all of their respective positions as executive officers, and as members of Board of Directors of the Company. On the same date, the Board of Directors appointed Messrs. Boaz Benrush and Oren Bar-nir Gayer, as members of the Board of Directors. Mr. Benrush was also appointed as the Chairman of the Board.

In September 2009, the management of the Company decided to change back to its original business plan, which resulted in the resignation of Messrs. Boaz Benrush and Oren Bar-nir Gayer from their positions as members of the Board of Director of the Company. Mr. Doron Latzer also resigned from his position as an officer of the Company. The Company is currently in the process of negotiating the termination of the Marketing Agreement and the Consulting Agreement.

Also on September 14, 2009, the Company appointed Messrs. Eli Gonen and Asher Zwebner as members of the Board of Directors. In addition, the Board of Directors appointed Messrs. Eli Gonen as Chairman of the Board, and Asher Zwebner as Secretary of the Company.

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

Results of Operations For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended September 30, 2009 and 2008.

Total operating expenses

During the three (3) months ended September 30, 2009 and 2008, total operating expenses were $27,186 and $ 15,967, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2009 and 2008, the net loss was $27,186 and $15,967, respectively.

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

The Company is in its development stage and did not generate any revenues for the nine months ended September 30, 2009 and 2008.

Total operating expenses

During the nine (9) months ended September 30, 2009 and 2008, total operating expenses were $ 43,129 and $30,716, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2009 and 2008, the net loss was $43,129 and $30,716, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has  no revenues and incurred a net loss of $43,129 for the nine months ended September 30, 2009 and a net loss of $30,716 for the nine months ended September  30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations. The financial statements contained herein for the period ended September 30, 2009, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2008 and September 30, 2009, the Company had cash in the amount of $1,022 and $1,985. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the nine months ended September 30, 2009 totaled $54,400 resulting from funding from (i) the issuance of a 13,600,000 shares of the Company's common stock in consideration for the purchase price of $27,500, and 26,900 in working capital loans from directors and stockholders of the Company.

The Company had no revenue and incurred net losses of $43,129 for the nine months ended September 30, 2009 and net loss of $182,636 for the period April 26, 2007 (inception) to September 30, 2009.

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. The Company will need to obtain additional capital in order to develop its business operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

In June 2009, the Company commenced a second capital formation through a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as Amended.  On June 25, 2009, Mr. Oren Bar-nir Gayer and Mr. Boaz Benrush each entered into a Subscription Agreement with the Company, pursuant to which the Company issued 6,800,000 shares of its common stock to each of them, for the aggregate purchase price of $27,500 or $0.002 per share.  The shares were issued on July 15, 2009 and were fully paid and non-assessable and resulted in Mr. Bar-nir Gayer and Mr. Benrush each owning 10% of the Company’s issued and outstanding shares of common stock.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The proceeds from the sale of the 13,600,000 shares of common stock to Mr. Oren Bar-nir Gayer and Mr. Boaz Benrush will be used towards the development of the Company’s proposed business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Eli Gonen, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Asher Zwebner, the Secretary, Treasurer, and Director(attached hereto)

32.1	Section 1350 Certifications of Eli Gonen, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Asher Zwebner, the Secretary, Treasurer, and Director (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: October 30, 2009	By:	/s/ Eli Gonen
	Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Treasurer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)