Form 10-K
period 2009-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2010-03-16
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $2,067,000 based upon $0.03 per share which was the last price at which the common equity purchased by non-affiliates was last sold at the end of the last fiscal quarter.

The number of shares of the Registrant’s common stock issued and outstanding as of March 16, 2010, was 68,900,000 shares.

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

During the period from April 26, 2007, through December 31, 2009, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock.

On December 19, 2008, Cardio Vascular Medical Device Corp. implemented a 4-for-1 forward stock split of its issued and outstanding shares of common stock.

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of 5% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

In September 2009, the management of the Company decided to change back to its original business plan, which resulted in the resignation of Messrs. Boaz Benrush and Oren Bar-nir Gayer from their positions as members of the Board of Directors of the Company. Mr. Doron Latzer also resigned from his position as an officer of the Company. The Company is currently in the process of negotiating the termination of the Marketing Agreement and the Consulting Agreement.

Also on September 14, 2009, the Company appointed Messrs. Eli Gonen and Asher Zwebner as members of the Board of Directors. In addition, the Board of Directors appointed Mr. Eli Gonen as Chairman of the Board, and Mr. Asher Zwebner as Secretary of the Company.

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

Intellectual Property

On May 28, 2007, we acquired from Mr. Benny Gaber, the original patent owner, all rights, title, and interest in, including a patent, for a maneuverable-coiled guidewire . The assignment was recorded in the United States Patent and Trademark Office on June 5, 2007.

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

Employees

Other than our current Directors and officers, Eli Gonen and Asher Zwebner, we have no other full time or part-time employees. If and when we develop the prototype for our maneuverable-coiled guidewire device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information called for by this Item 1A.

RISKS RELATING TO OUR COMPANY

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our Principal executive offices are located at 12 Shaar Hagai Haifa Israel 34554. This location is the home of our former CEO and Director, Benny Gaber, and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

PART II

Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since February 2008 under the ticker symbol CVSL. There has been no active trading in the Company's securities, and there has been no bid or ask prices quoted.

Holders

As of March 16, 2010, there were 68,900,000 common shares issued and outstanding, which were held by 23 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 25, 2009, Mr. Oren Bar-nir Gayer and Mr. Boaz Benrush each entered into a Subscription Agreement with the Registrant, pursuant to which the Registrant issued 6,800,000 shares of its common stock to each of them, for the aggregate purchase price of $27,500 or $0.002 per share.  Upon issuance, the shares will be fully paid and non-assessable and will result in Mr. Bar-nir Gayer and Mr. Benrush each owning 10% of the Registrant’s issued and outstanding shares of common stock. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Item 5.  Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item 6.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

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

Results of Operations

As of December 31, 2009, and 2008, the Company had $2,950 and $1,022 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s guide-wire business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Revenues

The Company is in its development stage and did not generate any revenues during the year ended December 31, 2009, and December 31, 2008.

Total operating expenses

During fiscal years ended December 31, 2009, and 2008, total operating expenses were $69,866 and 41,386, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had cumulative operating loss of $209,418 from April 26, 2007 (inception) to December 31, 2009.

Net loss

During the fiscal years ended December 31, 2009, and 2008, the net loss was $69,866 and 41,386, respectively. The Company had cumulative net loss of $209,418 from April 26, 2007 (inception) to December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had $2,950 in cash resources. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months.

In June 2009, the Company commenced a second capital formation through a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as Amended.  On June 25, 2009, Mr. Oren Bar-nir Gayer and Mr. Boaz Benrush each entered into a Subscription Agreement with the Company, pursuant to which the Company issued 6,800,000 shares of its common stock to each of them, for the aggregate purchase price of $27,500 or $0.002 per share.  The shares were issued on July 15, 2009, and were fully paid and non-assessable and resulted in Mr. Bar-nir Gayer and Mr. Benrush each owning 10% of the Company’s issued and outstanding shares of common stock.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2009, and 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements - (FASB ASC 815)

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

In May 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

In May 2008, the FASB issued FASB Statement No. 163, (FASB ASC 94A) “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”). FASB No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, FASB No. 165 provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

On June 9, 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167, (FASB ASC 810) “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Cardio Vascular Medical Device Corp.:

We have audited the accompanying balance sheets of Cardio Vascular Medical Device Corp. (a Delaware corporation in the development stage.) as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2009, and cumulative from inception through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Device Corp. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and cumulative from inception through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 9, 2010.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS

Current Assets:
Cash in bank	$2,950	$1,022

Total current assets	2,950	1,022

Other Assets:
Patent (net of accumulated amortization of $661 and $405, respectively)	4,339	4,595

Total other assets	4,339	4,595

Total Assets	$7,289	$5,617

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account payable - Trade	$1,949	$-
Accrued liabilities	14,744	16,449
Due to related parties	76,054	32,260

Total current liabilities	92,747	48,709

Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000

Total long-term debt	5,000	5,000

Total liabilities	97,747	53,709

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 67,700,000 and 54,100,000 shares issued and outstanding in 2009 and 2008, respectively	6,770	5,410
Additional paid-in capital	112,145	86,005
(Deficit) accumulated during the development stage	(209,373)	(139,507)

Total stockholders' (deficit)	(90,458)	(48,092)

Total Liabilities and Stockholders' (Deficit)	$7,289	$5,617

The accompanying notes to financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2009

	Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Consulting fees	28,216	9,000	105,326
Audit and accounting fees	18,780	18,500	50,730
Transfer agent fees	3,049	2,455	12,332
Legal fees	5,500	6,100	13,990
SEC and other filing fees	7,744	3,652	13,998
Bank charges	571	783	3,969
Others	-	640	2,662
Website	3,551	-	3,551
Investor relations	2,199	-	2,199
Amortization	256	256	661
Total general and administrative expenses	69,866	41,386	209,418
(Loss) from Operations	(69,866)	(41,386)	(209,418)
Other Income (Expense):
Interest income	-	-	45
Provision for income taxes	-	-	-
Net (Loss)	$(69,866)	$(41,386)	$(209,373)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	60,416,940	54,100,000

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2009

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - April 26, 2007	-	$-	$-	$-	$-
Common stock issued for cash	40,000,000	4,000	(3,000)	-	1,000
Common stock issued for cash	14,000,000	1,400	108,490	-	109,890
Deferred offering costs	-	-	(20,000)	-	(20,000)
Common stock issued for services rendered	100,000	10	515	-	525
Net (loss) for the period	-	-	-	(98,121)	(98,121)
Balance - December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)
Net (loss) for the period	-	-	-	(41,386)	(41,386)
Balance - December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)
Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net (loss) for the period	-	-	-	(69,866)	(69,866)
Balance - December 31, 2009	67,700,000	$6,770	$112,145	$(209,373)	$(90,458)

The accompanying notes to financial statements are
an integral part of this statement.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2009

	Year Ended		Cumulative
	December 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(69,866)	$(41,386)	$(209,373)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	-	-	525
Amortization	256	256	661
Changes in net liabilities-
Account payable - Trade and accrued liabilities	244	7,642	16,693
Net Cash (Used in) Operating Activities	(69,366)	(33,488)	(191,494)
Investing Activities:
Investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Proceeds from loans from related parties	43,794	32,260	115,054
Payments on loan from related party	-	-	(39,000)
Common stock issued for cash	27,500	-	138,390
Deferred offering costs	-	-	(20,000)
Net Cash Provided by Financing Activities	71,294	32,260	194,444
Net Increase (Decrease) in Cash	1,928	(1,228)	2,950
Cash - Beginning of Period	1,022	2,250	-
Cash - End of Period	$2,950	$1,022	$2,950

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
DECEMBER 31, 2009, AND 2008

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
DECEMBER 31, 2009, AND 2008

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

In September 2009, the management of the Company decided to change back to its original business plan, and is currently in the process of negotiating the termination of the Exclusive Marketing Agreement dated July 15, 2009, between the Company and Elgressy, and the Consulting Agreement between the Company and the Consultant.

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
DECEMBER 31, 2009, AND 2008

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

  Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

  Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2009, and 2008.

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
DECEMBER 31, 2009, AND 2008

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

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

  Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the year ended December 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through February 9, 2010, which was the date the financial statements were available to be issued.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and expenses for the year ended December 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

During the period from April 26, 2007, through December 31, 2009, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007. On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2009, and 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(3)	Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder. The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006. The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007. The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder. The Company recorded amortization of the cost of the patent in the amounts of $661 and $405 for the periods ended December 31, 2009, and 2008, respectively.

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
DECEMBER 31, 2009, AND 2008

(5)	Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2009, and 2008, was as follows (using a 23 percent effective Federal and state income tax rate):

	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$16,069	$9,808
Change in valuation allowance	(16,069)	(9,808)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$49,621	$33,063
Less - Valuation allowance	(49,621)	(33,063)

Total net deferred tax assets	$-	$-

As of December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $209,373 that may be offset against future taxable income. The net operating loss carryforwards will begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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
DECEMBER 31, 2009, AND 2008

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

During the year ended December 31, 2009, a Director and stockholder of the Company provided consulting services valued at $20,500. As of December 31, 2009, the Company owed this individual $8,500 for consulting services rendered.

The Company has received various working capital loans from Directors and stockholders of the Company. As of December 31, 2009, the Company owed the Directors and stockholders $35,326. The loans are unsecured, non-interest bearing, and have no terms for repayment.

The Company has received various working capital loans from a stockholder of the Company. As of December 31, 2009, the Company owed to the stockholder $32,228. The loan is unsecured, non-interest bearing, and has no terms for repayment.

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
DECEMBER 31, 2009, AND 2008

(8)	Change in Management

On July 26, 2009, the former Directors, Messrs. Benny Gaber and Lavi Krasney, resigned from all of their respective positions as executive officers, and as members of Board of Directors of the Company. On the same date, the Board of Directors appointed Messrs. Boaz Benrush and Oren Bar-nir Gayer, as members of the Board of Directors. Mr. Benrush was also appointed as the Chairman of the Board.

On September 14, 2009, Messrs. Boaz Benrush and Oren Bar-nir Gayer resigned from their positions as members of the Board of Directors of the Company due to the Company’s business plan change. Mr. Doron Latzer also resigned from his position as an officer of the Company.

Also on September 14, 2009, the Company appointed Messrs. Eli Gonen and Asher Zwebner as members of the Board of Directors. In addition, the Board of Directors appointed Messrs. Eli Gonen as Chairman of the Board, and Asher Zwebner as Secretary of the Company.

(9)	Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.” SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944). Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”. SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.” SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.” SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

(10)	Subsequent Event

On January 12, 2010, the Company issued 1,200,000 shares of its common stock, par value $0.0001 per share, to a Director and officer as compensation for services to be rendered during the year 2010.  The transaction was valued at $24,000.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Eli Gonen	59	President, Chief Executive Officer and Director

Asher Zwebner	45	Chief Financial Officer, Secretary and Director

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Eli Gonen, age 59, was the President and Chief Executive Officer of Azorim Tourism, f/k/a Sheraton Moriah Israel from 1999 through 2008. Currently Mr. Gonen operates a business entrepreneurship which he owns. Mr. Gonen has an Advanced Studies degree from the University of Berkley and an M.B.A. from Hebrew University.

Asher Zwebner has served as our Chief Financial Officer since September 2009.  Mr. Zwebner is also the Chief Financial Officer of Suspect Detection Systems, Inc. Since July 17, 2008, Mr. Zwebner has served as a director of PowerRaise Inc., a Nevada corporation that is engaged in the development of Internet telephony applications.  Since January 1, 2007, Mr. Zwebner has served as the chief financial officer of SinoBiomed Inc., a Delaware corporation that is engaged in the Chinese biopharmaceutical industry, and from November 2004 until October 2006 Mr. Zwebner served as a director of SinoBiomed. Since May 2002 Mr. Zwebner has also served as the chief financial officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer & Gabbay (a member of Ernst and Young Global). Mr. Zwebner is a certified public accountant in Israel and in the United States, and received a bachelor's degree in accounting and finance from Touro College in 1988.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Item 10.  Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation

Employment Contracts. We have no employment agreements with any of our Directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since inception on April 26, 2007.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards. As of December 31, 2009, None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Since our incorporation on April 26, 2007, stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on April 26, 2007, no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 16, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 68,900,000 shares of our common stock issued and outstanding as of March 16, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Cardio Vascular Medical Device Corp. 12 Shaar Hagai Street Haifa, Israel 34554

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (2)
Boaz Benrush	6,800,000	10%
Oren Bar-nir Gayer	6,800,000	10%
Lavi Krasney	4,000,000	5.9%
Asher Zwebner	5,200,000	7.5%
Carrigan Investments Limited (4)	22,400,000	33.1%

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

(2)	Based on a percentage of the total of 68,900,000 shares outstanding.

(3)
On July 9, 2008, Benny Gaber and Arie Orenstein, principal shareholders of the Company, entered into Purchase and Sale Agreements which provided, among other things, for the sale of an aggregate of 5,600,000 shares of common stock (pre 1-4 forward split) of the Company to Carrigan Investment Limited.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2009, a Director and stockholder of the Company provided consulting services valued of $20,500. As of December 31, 2009, the Company owed this individual $8,500 for consulting services rendered.

The Company has received various working capital loans from Directors and stockholders of the Company. As of December 31, 2009, the Company owed the Directors and stockholders $35,326.  The loan is unsecured, non-interest bearing, and have no terms for repayment.

During the year ended December 31, 2009, the Company received various working capital loans from a stockholder of the Company. As of December 31, 2009, the Company owed to a stockholder $32,228.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

Item 13.  Principal Accounting Fees and Services.

Our principal independent accountant is Davis Accounting Group P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2009	For Fiscal Year Ended December 31, 2008
Audit Fees	$14,000	$14,000

Tax Fees( paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.  Exhibits. Financial Statement Schedules.

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

10.5	Exclusive Marketing Agreement dated July 22, 2009 by and between Cardio Vascular Medical Device Corp. and Elgressy Engineering Services (1987) Ltd.

10.6	Consulting Agreement dated July 21, 2009, by and between Cardio Vascular Medical Device Corp. and N.D.Raz Business and Project Development Ltd. and Mr. Yossi Raz.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: March 16, 2010	By:	/s/ Eli Gonen
Name: Eli Gonen Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ Eli Gonen
Name: Eli Gonen Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer)