Form 10-Q
period 2010-03-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2010-05-17
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-52818

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of Registrant as specified in its charter)

Delaware	98-0534701
(State of incorporation)	(IRS Employer ID Number)

12 Shaar Hagai Street
Haifa, Israel 34554
(Address of principal executive offices)

011-972- 544-982397
(Registrant’s telephone number)

_______________________________________________________________________________________________
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
Yes ☐ No  ☒

As of   May 17 , 2010, there were 69,900,000 shares of common stock, par value $0.0001 per share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash in bank	$450	$2,950
Prepaid expense	18,000	-
Total current assets	18,450	2,950
Other Assets:
Patent (net of accumulated amortization of $725 and $661, respectively)	4,275	4,339
Total other assets	4,275	4,339
Total Assets	$22,725	$7,289
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Account payable - Trade	$10,693	$1,949
Accrued liabilities	5,000	14,744
Due to related parties	80,054	76,054
Total current liabilities	95,747	92,747
Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000
Total long-term debt	5,000	5,000
Total liabilities	100,747	97,747
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 68,900,000 and 67,700,000 shares issued and outstanding in 2010 and 2009, respectively	6,890	6,770
Additional paid-in capital	136,025	112,145
(Deficit) accumulated during the development stage	(220,937)	(209,373)
Total stockholders' (deficit)	(78,022)	(90,458)
Total Liabilities and Stockholders' (Deficit)	$22,725	$7,289

The accompanying notes to financial statements are an integral part of these balance sheets

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31,		Cumulative From
	2010	2009	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Consulting fees	6,000	3,000	111,326
Audit and accounting fees	4,000	4,000	54,730
Transfer agent fees	-	-	12,332
Legal fees	1,500	1,664	15,490
SEC and other filing fees	-	-	13,998
Bank charges	-	-	3,969
Others	-	62	2,662
Website	-	-	3,551
Investor relations	-	-	2,199
Amortization	64	64	725
Total general and administrative expenses	11,564	8,790	220,982
(Loss) from Operations	(11,564)	(8,790)	(220,982)
Other Income (Expense):
Interest income	-	-	45
Provision for income taxes	-	-	-
Net (Loss)	$(11,564)	$(8,790)	$(220,937)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	68,730,435	54,100,000

The accompanying notes to financial statements are  an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(11,564)	$(8,790)	$(220,937)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	6,000	-	6,525
Amortization	64	64	725
Changes in net liabilities-
Account payable - Trade	8,744	5,949	10,693
Accrued Liabilities	(9,744)	(5,449)	5,000
Net Cash (Used in) Operating Activities	(6,500)	(8,226)	(197,994)
Investing Activities:
Investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Proceeds from loans from related parties	6,500	8,000	121,554
Payments on loan from related party	(2,500)	-	(41,500)
Common stock issued for cash	-	-	138,390
Deferred offering costs	-	-	(20,000)
Net Cash Provided by Financing Activities	4,000	8,000	198,444
Net Increase (Decrease) in Cash	(2,500)	(226)	(450)
Cash - Beginning of Period	2,950	1,022	-
Cash - End of Period	$450	$796	$(450)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled from a Director and stockholder.  Under Staff Accounting Bulletin Topic 5G, "Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in United States of America in the amount of $5,000.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525.

On January 12, 2010, the Company issued 1,200,000 shares of common stock for consulting services rendered.

The accompanying notes to financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

In June 2009, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to 2 foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO #2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

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
MARCH 31, 2010, AND 2009
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

Unaudited Interim Financial Statements

The interim financial statements of Cardio Vascular as of March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
MARCH 31, 2010, AND 2009
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2010, and 2009.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and expenses for the three months ended March 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

During the period from April 26, 2007, through March 31, 2010, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

In June 2009, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO #2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2010, and December 31, 2009, and the cash resources of the Company are  insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 is reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $64 for the three months ended March 31, 2010, and 2009, respectively.

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

In June 2009, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $27,500 through the issuance of 13,600,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.002 per share.  As of June 30, 2009, the Company had subscribed 13,600,000 (post forward stock split) shares related to the PPO #2 to two foreign investors, resulting in gross proceeds of $27,500.  As of June 30, 2009, the Company declared PPO #2 closed.  On July 15, 2009, the Company issued 13,600,000 shares of its common stock subscribed.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On January 12, 2010, the Company issued 1,200,000 shares of its common stock, par value $0.0001 per share, to a Director and officer as compensation for consulting services rendered amounting to $24,000 for services rendered, and to be rendered during the year ending December 31, 2010.

(5) Income Taxes

The provision (benefit) for income taxes for the nine months ended March 31, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	Three Months Ended March 31,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,660	$2,022
Change in valuation allowance	(2,660)	(2,022)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	As of March 31, 2010	As of December 31, 2009
Loss carryforwards	$50,816	$48,156
Less - Valuation allowance	(50,816)	(48,156)
Total net deferred tax assets	$-	$-

As of March 31, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $220,937 and $209,373, respectively, which may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

For the three months ended March 31, 2010, a Director and stockholder of the Company provided consulting services.  As of March 31, 2010, the Company owed this individual $12,500 for consulting services rendered.

The Company has received various working capital loans from a Directors and stockholders of the Company.  As of March 31, 2010, the Company owed the Directors and stockholders $35,326.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

The Company has received various working capital loans from a stockholder of the Company.  As of March 31, 2010, the Company owed to the stockholder $32,228.  The loan is unsecured, non-interest bearing, and has no terms for repayment.

(7) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on one-half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

Termination of Agreements

On May 13, 2010, the Company terminated its marketing agreement dated July 15, 2009, with Elgressy Engineering Services (1987) Ltd.  The marketing agreement was terminated, notwithstanding any survival provisions therein, in its entirety, and will have no further force or effect.

On May 13, 2010, the Company terminated its employment agreement with Joseph Raz.  Mr. Raz was issued 1,000,000 shares of common stock upon termination.  The employment agreement was terminated, notwithstanding any survival provisions therein, in its entirety, and will have no further force or effect.

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

Results of Operations For the three months ended March 31 2010 compared to the three months ended March 31 2009.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended March 31 , 2010 and 2009.

Total operating expenses

During the three (3) months ended March 31 2010 and 2009, total operating expenses were $11,564 and $8,790, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended March 31 2010, and 2009  the net loss was $11,564 and $8,790, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has  no revenues and incurred a net loss of $11,564 for the three months ended March 31 , 2010, and a net loss of $8,790 for the three months ended March 31 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations. The financial statements contained herein for the period ended March 31, 2010, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, and March 31 2010, the Company had cash in the amount of  $2,950 and $450 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the three months ended  March 31, 2010, totaled $4,000.

The Company had no revenue and incurred net losses of $11,564 for the three months ended March 31, 2010, and  a net loss of  $8,790 for the three months ended March 31 , 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

During the first quarter of 2010,  the Company issued 1,200,000 restricted shares to its CFO Asher Zwebner as 2010 compensation.

Subsequent to March 31, 2010, the Company issued 1,000,000 restricted shares to Joseph Raz as a final termination fee of the consulting agreement between the Company and Mr Raz

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2010.

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

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: May 17, 2010.	By:	/s/ Eli Gonen
	Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Treasurer, Chief Financial Officer,
Secretary and Director (Principal Financial and Accounting Officer)