Form 10-Q
period 2010-06-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2010-08-16
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐   No  ☒

As of  August 13, 2010, there were 196,900,000 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2010, and December 31, 2009	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2010,
and 2009, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2010, and 2009,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2010, and 2009	F-5

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009
Current Assets:
Cash in bank	$-	$2,950
Prepaid expense - Consulting fees	12,000	-

Total current assets	12,000	2,950

Other Assets:
Patent (net of accumulated amortization of $0 and $661, respectively)	-	4,339

Total other assets	-	4,339

Total Assets	$12,000	$7,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$-	$1,949
Accrued liabilities	4,000	14,744
Due to related parties	-	76,054

Total current liabilities	4,000	92,747

Long-term Debt:
Royalty obligation payable to a Director and stockholder	-	5,000

Total long-term debt	-	5,000

Total liabilities	4,000	97,747

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 196,900,000 and 67,700,000 shares issued and outstanding
in 2010 and 2009, respectively	19,690	6,770
Additional paid-in capital	310,029	112,145
(Deficit) accumulated during the development stage	(321,719)	(209,373)

Total stockholders' equity (deficit)	8,000	(90,458)

Total Liabilities and Stockholders' Equity (Deficit)	$12,000	$7,289

The accompanying notes to financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	96,000	3,000	102,000	6,000	207,306
Audit and accounting fees	3,500	4,000	7,500	8,000	58,230
Transfer agent fees	-	-	-	1,664	12,332
Legal fees	-	-	1,500	-	15,490
SEC and other filing fees	2,057	-	2,057	-	16,055
Bank charges	-	89	-	151	3,969
Other expenses	50	-	50	-	3,712
Website	-	-	-	-	3,551
Investor relations	-	-	-	-	2,199
Amortization	-	64	64	128	725

Total general and administrative expenses	101,607	7,153	113,171	15,943	322,589

(Loss) from Operations	(101,607)	(7,153)	(113,171)	(15,943)	(322,589)

Other Income (Expense):
Miscellaneous Income	825	-	825	-	825
Interest income	-	-	-	-	45
Provision for income taxes	-	-	-	-	-

Net (Loss)	$(101,607)	$(7,153)	$(112,346)	$(15,943)	$(321,719)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	101,976,923	54,100,000	85,456,906	54,100,000

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

			Cumulative
	Six Months Ended		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(112,346)	$(15,943)	$(321,719)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Issuance of common stock for services rendered	114,000	-	114,525
Gain on extinguishment of liability	(725)	-	(725)
Amortization	64	128	725
Changes in net liabilities-
Prepaid expense - Consulting fees	(12,000)	-	(12,000)
Accounts payable - Trade	(1,949)	4,449	-
Accrued Liabilities	(8,940)	(5,449)	5,804

Net Cash (Used in) Operating Activities	(21,896)	(16,815)	(213,390)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from loans from related parties	-	22,500	115,054
Payments on loan from related parties	(76,054)	(6,000)	(115,054)
Common stock issued for cash	95,000	-	233,390
Deferred offering costs	-	-	(20,000)

Net Cash Provided by Financing Activities	18,946	16,500	213,390

Net Increase (Decrease) in Cash	(2,950)	(315)	-

Cash - Beginning of Period	2,950	1,022	-

Cash - End of Period	$-	$707	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder.  Under Staff Accounting Bulletin Topic 5G, "Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in United States of America in the amount of $5,000. As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were less than the net capitalized value of the patent.  Consequently, the patent and related accumulated amortization of $4,275 and $725, respectively, were written-off. The Company was also relieved of the royalty obligation of $5,000 payable to the transferring stockholder. As a result of this transaction, the Company recognized a gain of $725.  See Note 3 for additional details of this transaction.

On September 24, 2007, the Company issued 25,000 shares of common stock in payment of consulting fees of $525. See Note 4 for further details related to this transaction.

On January 12, 2010, the Company issued 1,200,000 shares of common stock for consulting services valued at $24,000. See Note 4 for further details related to this transaction.

On May 15, 2010, the Company issued 1,000,000 shares of common stock in payment for consulting fees of $30,000. See Note 4 for further details related to this transaction.

On May 15, 2010, the Company issued 2,000,000 shares of common stock in payment for consulting fees of $60,000. See Note 4 for further details related to this transaction.

On June 30, 2010, the Company was forgiven of an outstanding accrued liability of $1,804 payable to the Company's Chief Executive Officer. This transaction was treated as a capital contribution for financial reporting purposes.

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(1) Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Cardio Vascular Medical Device Corp. (the “Company” or “Cardio Vascular”) is a Delaware corporation in the development stage.  The Company was organized on April 12, 2007, and incorporated under the laws of the State of Delaware on April 26, 2007.  The business plan of the Company is to develop a medical device application utilizing a patent pertaining to a maneuverable coiled guide wire.  The patent’s intended use was to improve stenting procedures in the medical field and to advance the technology related to guidewire usage.  The Company plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the guidewire.  Effective June 30, 2010, the Company began exploring alternative business endeavors to increase shareholder value.  Until such time as the Company identifies and engages in an alternative business plan, the Company plans to continue the pursuit of the patented technology.  The accompanying financial statements of Cardio Vascular Medical Device Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

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

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC.  In July 2009, The Company planned to abandon its initial business plan, and seek to enter the water treatment market, with its initial focus on actively and diligently promoting the use of cooling tower water treatment systems as described below.

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
JUNE 30, 2010, AND 2009
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

In September 2009, the management of the Company decided to change back to its original business plan, and on May 15, 2010, the Company terminated its Exclusive Marketing Agreement dated July 15, 2009, between the Company and Elgressy, and the Consulting Agreement between the Company and its Consultant.

On June 8, 2010 the Company sold an aggregate of 125,000,000 shares of Common Stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000 pursuant to an Agreement for the Purchase of Common Stock (the "Agreement").  The share transaction represented approximately 63.5 percent of the total outstanding securities of the Company, and resulted in change in control of the Company.

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and December 31, 2009, and for the three and six months ended June 30, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
JUNE 30, 2010, AND 2009
(Unaudited)

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

   Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective June 5, 2007.  The patent was originally granted on November 28, 2006.  Under Staff Accounting Bulletin Topic 5G, “Transfers of Nonmonetary Assets by Promoters and Shareholders,” the Company recorded the transaction as a royalty obligation payable at the Director and stockholder’s historical cost basis in the amount of $5,000.  The historical cost of obtaining the patent had been capitalized by the Company, and was being amortized over a period of approximately 19.5 years.  As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related amortization, totaling $4,275 and $725, respectively, were determined to be fully impaired and were written off.  The Company was also relieved of a royalty obligation in the amount of $5,000 payable to the stockholder that originally assigned the patent to the Company.  As a result of these transactions, the Company recognized a gain of $725.  See Note 3 for additional details related to this transaction.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the six months ended June 30, 2010, the Company determined that future cash flows to be generated by its patent were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related accumulate amortization, totaling $4,275 and $725, respectively, were determined to be fully impaired, and were written off.  See Note 3 for additional details related to this transaction.  No events or circumstances occurred during the six months ended June 30, 2009 for which an evaluation of the recoverability of long-lived assets was required.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2010, and 2009.

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

   Income Taxes

The Company accounts for income taxes pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and expenses for the three and six months ended June 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through June 30, 2010, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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

On June 8, 2010, the Company sold an aggregate of 125,000,000 shares of Common Stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000.  The shares represent approximately 63.5 percent of the total outstanding securities of the Company, and resulted in a change in control of the Company.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2010, and December 31, 2009, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $128 for the six months ended June 30, 2010, and 2009, respectively.

As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related amortization, totaling $4,275 and $725, respectively, were determined to be fully impaired and were written off.  The Company was also relieved of a royalty obligation in the amount of $5,000 payable to the stockholder that originally assigned the patent to the Company.  As a result of these transactions, the Company recognized a gain of $725.

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
JUNE 30, 2010, AND 2009
(Unaudited)

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

On May 15, 2010, the Company issued 2,000,000 shares of common stock to Asher Zwebner in exchange for the release of any and all current or future liabilities owed to him by the Company.

On May 15, 2010, the Company issued 1,000,000 shares of common stock to Joseph Raz in exchange for the release of any and all current or future liabilities owed to him by the Company

On June 8, 2010 the Company sold an aggregate of 125,000,000 shares of common stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000 pursuant to an Agreement for the Purchase of Common Stock.  The share transaction represented approximately 63.5 percent of the total outstanding securities of the Company, and resulted in change in control of the Company.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(5) Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$25,839	$3,667
Change in valuation allowance	(25,839)	(3,667)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

	As of	As of
	June 30,	December 31,
	2010	2009

Loss carryforwards	$73,994	$48,156
Less - Valuation allowance	(73,994)	(48,156)

Total net deferred tax assets	$-	$-

As of June 30, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $321,719 and $209,373, respectively, which may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(6) Related Party Transactions

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one-half percent of all future revenues received from the exploitation of the maneuverable coiled guidewire patent.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $128 for the six months ended June 30, 2010, and 2009, respectively.

As of June 30, 2010, the royalty obligation payable to the transferring stockholder was discontinued, and the carrying amount of the patent, related accumulated amortization, and the royalty obligation were adjusted accordingly.

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

(7) Commitments and Contingencies

The Company was committed to paying royalties to a Director and stockholder based on one-half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.  As of June 30, 2010, the royalty obligation payable to the transferring stockholder was discontinued, and the carrying amount of the patent, related accumulated amortization, and the royalty obligation were adjusted accordingly.

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

(8) Change in Management

On July 26, 2009, the former Directors, Messrs. Benny Gaber, and Lavi Krasney resigned from all of their respective positions as executive officers, and as members of Board of Directors of the Company.  On the same date, the Board of Directors appointed Messrs. Boaz Benrush and Oren Bar-nir Gayer, as members of the Board of Directors.  Mr. Benrush was also appointed as the Chairman of the Board.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

On June 8, 2010, Messrs. Asher Zwebner and Eli Gonen resigned as officers and Directors of the Company.  On the same date, Mr. Carl Tedeschi was appointed as an executive officer and Director of the Company.

(9) Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

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

On June 8, 2010 the Company sold an aggregate of 125,000,000 shares of Common Stock to two separate entities.

Business Description

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intell ectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of 5% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

In September 2009, the management of the Company decided to change back to its original business plan, which resulted in the resignation of Messrs. Boaz Benrush and Oren Bar-nir Gayer from their positions as members of the Board of Director of the Company. Mr. Doron Latzer also resigned from his position as an officer of the Company. The Company has terminated the Marketing Agreement and the Consulting Agreement.

Also on September 14, 2009, the Company appointed Messrs. Eli Gonen and Asher Zwebner as members of the Board of Directors. In addition, the Board of Directors appointed Messrs. Eli Gonen as Chairman of the Board, and Asher Zwebner as Secretary of the Company.

On June 8, 2010, Messrs. Asher Zwebner and Eli Gonen resigned as officers and directors of the Company.  On June 8, 2010, Mr. Carl Tedeschi was appointed as an executive officer and director of the Company.

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

Results of Operations For the six months ending June 30, 2010 compared to the six months ending June 30, 2009.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the six months ended June 30, 2010, and 2009.

Total operating expenses

During the six months ended June 30, 2010, and 2009, total operating expenses were $113,171 and $15,943,  respectively. The increase in the general and administrative expenses were primarily the result of consulting fees of $96,000 recorded in the second quarter of 2010 .

Net loss

During the six months ended June 30, 2010, and 2009  the net loss was $112,346 and $15,943, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has  no revenues and incurred a net loss of $112,346 for the six months ended June 30 , 2010, and a net loss of $15,943 for the six months ended June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations. The financial statements contained herein for the period ended June 30  2010, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, and June 30 2010, the Company had cash in the amount of $2,950 and $0 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the six months ended  June 30, 2010, totalled $18,946.

The Company had no revenue and incurred net losses of $112,346 for the six months ended June 30, 2010, and a net loss of  $15,943 for the six months ended June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Item 701 information previously has been included in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2010.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Carl Tedeschi, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Carl Tedeschi, the Secretary, Treasurer, and Director(attached hereto)

32.1	Section 1350 Certifications of Carl Tedeschi, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Carl Tedeschi, the Secretary, Treasurer, and Director (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: August 13 , 2010.	By:	/s/ Carl Tedeschi
	Title:	Carl Tedeschi
President, Chief Executive Officer, Chief Financial Officer and Director