Form 10-Q
period 2010-09-30
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2010-11-15
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐   No  ☒

As of November 15 , 2010, there were 196,900,000 shares of common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash in bank	$-	$2,950
Prepaid consulting fees	6,000	-
Total current assets	6,000	2,950
Other Assets:
Patent (net of accumulated amortization of $661 in 2009)	-	4,339
Total other assets	-	4,339
Total Assets	$6,000	$7,289

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$804	$1,949
Accrued liabilities	5,000	14,744
Due to related parties	2,500	76,054
Total current liabilities	8,304	92,747
Long-term Debt:
Royalty obligation payable to a Director and stockholder	-	5,000
Total long-term debt	-	5,000
Total liabilities	8,304	97,747
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 196,900,000 and 67,700,000 shares issued and outstanding in 2010 and 2009, respectively	19,690	6,770
Additional paid-in capital	310,029	112,145
(Deficit) accumulated during the development stage	(332,023)	(209,373)
Total stockholders' (deficit)	(2,304)	(90,458)
Total Liabilities and Stockholders' (Deficit)	$6,000	$7,289

The accompanying notes to financial statements are
an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2010	2009	2010	2009	Inception
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative-
Consulting fees	-	13,600	96,000	13,600	201,326
Audit and accounting fees	5,000	4,500	11,000	12,500	61,730
Consulting fees - Related party	6,000	4,000	12,000	10,000	12,000
Transfer agent fees	-	638	-	2,302	12,332
Legal fees	-	4,000	1,500	4,000	15,490
SEC and other filing fees	-	-	2,057	-	16,055
Bank charges	-	384	-	535	3,969
Other expenses	804	-	854	-	3,516
Website	-	-	-	-	3,551
Investor relations	-	-	-	-	2,199
Amortization	-	64	64	192	725
Total general and administrative expenses	11,804	27,186	123,475	43,129	332,893
(Loss) from Operations	(11,804)	(27,186)	(123,475)	(43,129)	(332,893)
Other Income (Expense):
Miscellaneous Income	-	-	825	-	825
Interest income	-	-	-	-	45
(Loss) before income taxes	(11,804)	(27,186)	(122,650)	(43,129)	(332,023)
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(11,804)	$(27,186)	$(122,650)	$(43,129)	$(332,023)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	196,900,000	65,630,435	123,012,821	57,985,714

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(122,650)	$(43,129)	$(332,023)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	114,000	-	114,525
Gain on extinguishment of liability	(725)	-	(725)
Amortization	64	192	725
Changes in net liabilities-
Prepaid expense - Consulting fees	(6,000)	-	(6,000)
Accounts payable – Trade	(1,145)	1,949	804
Accrued Liabilities	(7,940)	(12,449)	6,804
Net Cash (Used in) Operating Activities	(24,396)	(53,437)	(215,890)
Investing Activities:
Investing activities	-	-	-
Net Cash (Used in) Investing Activities	-	-	-
Financing Activities:
Proceeds from loans from related parties	2,500	26,900	117,554
Payments on loan from related parties	(76,054)	-	(115,054)
Common stock issued for cash	95,000	27,500	233,390
Deferred offering costs	-	-	(20,000)
Net Cash Provided by Financing Activities	21,446	54,400	215,890
Net Increase (Decrease) in Cash	(2,950)	963	-
Cash - Beginning of Period	2,950	1,022	-
Cash - End of Period	$-	$1,985	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2010, AND 2009
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

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing of its Registration Statement and filings of periodic reports with the SEC.  In July 2009, The Company planned to abandon its initial business plan, and seek to enter the water treatment market, with its initial focus on actively and diligently promoting the use of cooling tower water treatment systems as described below.

On July 22, 2009, the Company, and Elgressy Engineering Services Ltd., a company incorporated in the State of Israel (“Elgressy”) entered into a twenty-year Exclusive Marketing Agreement (the “Marketing Agreement”).  Pursuant to the Marketing Agreement, the Company became the exclusive independent sales and marketing representative of Elgressy cooling tower water treatment systems.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

On July 21, 2009, the Company and N.D. Raz Business and Project Development Ltd., a company formed under the laws of the State of Israel ("N.D. Raz") and Mr. Yossi Raz (“Mr. Raz” and N.D Raz are hereinafter referred to as the “Consultant”), entered into a Consulting Agreement (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, the Consultant agreed to provide the Company with management, business development, and marketing services.

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

   Unaudited Interim Financial Statements

The interim financial statements of Cardio Vascular as of September 30, 2010, and December 31, 2009, and for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
SEPTEMBER 30, 2010, AND 2009
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

   Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective June 5, 2007.  The patent was originally granted on November 28, 2006.  Under Staff Accounting Bulletin Topic 5G, “Transfers of Nonmonetary Assets by Promoters and Shareholders,” the Company recorded the transaction as a royalty obligation payable at the Director and stockholder’s historical cost basis in the amount of $5,000.  The historical cost of obtaining the patent had been capitalized by the Company, and was being amortized over a period of approximately 19.5 years.  As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related amortization, totaling $4,275, and $725, respectively, were determined to be fully impaired and were written off.  The Company was also relieved of a royalty obligation in the amount of $5,000 payable to the stockholder that originally assigned the patent to the Company.  As a result of these transactions, the Company recognized a gain of $725.  See Note 3 for additional details related to this transaction.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended September 30, 2010, the Company determined that future cash flows to be generated by its patent were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related accumulated amortization, totaling $5,000 and $725, respectively, were determined to be fully impaired, and were written off.  See Note 3 for additional details related to this transaction.  No events or circumstances occurred during the nine months ended September 30, 2009 for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2010, and 2009.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and December 31, 2009, and expenses for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

During the period from April 26, 2007, through September 30, 2010, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock as explained in Note 4.

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
SEPTEMBER 30, 2010, AND 2009
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2010, and December 31, 2009, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $192 for the nine months ended September 30, 2010, and 2009, respectively.

As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related amortization, totaling $5,000, and $725, respectively, were determined to be fully impaired and were written off.  The Company was also relieved of a royalty obligation in the amount of $5,000 payable to the stockholder that originally assigned the patent to the Company.  As a result of these transactions, the Company recognized a gain of $725.

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
SEPTEMBER 30, 2010, AND 2009
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

On May 15, 2010, the Company issued 2,000,000 shares of common stock to Mr. Asher Zwebner, a former officer and Director or the company in exchange for the release of liabilities owed to him by the Company.  The transaction was valued at $60,000.

On May 15, 2010, the Company issued 1,000,000 shares of common stock to Mr. Joseph Raz in exchange for the release of liabilities owed to him by the Company.  The transaction was valued at $30,000.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

(5)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$28,209	$9,920
Change in valuation allowance	(28,209)	(9,920)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Loss carryforwards	$76,365	$48,156
Less - Valuation allowance	(76,365)	(48,156)
Total net deferred tax assets	$-	$-

As of September 30, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $332,023 and $209,373, respectively, which may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

(6)           Related Party Transactions

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one-half percent of all future revenues received from the exploitation of the maneuverable coiled guidewire patent.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $192 for the nine months ended September 30, 2010, and 2009, respectively.

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

As of September 30, 2010, the Company owed $2,500 to a Director and stockholder of the Company as part of a working capital loan.

(7)           Commitments and Contingencies

The Company was committed to paying royalties to a Director and stockholder based on one-half percent of all future revenues received from the exploitation of a patent as described in Note 3 above.  As of June 30, 2010, the royalty obligation payable to the transferring stockholder was discontinued, and the carrying amount of the patent, accumulated amortization, and the royalty obligation were adjusted accordingly.

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
SEPTEMBER 30, 2010, AND 2009
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
SEPTEMBER 30, 2010, AND 2009
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

On July 21, 2009, the Company and N.D. Raz Business and Project Development Ltd., a company formed under the laws of the State of Israel ("N.D. Raz") and Mr. Yossi Raz (“Mr. Raz” and N.D Raz are hereinafter referred to as the “Consultant”), entered into a Consulting Agreement (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, the Consultant agreed to provide the Company with management, business development, and marketing services.

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

Results of Operations For the nine months ending September 30, 2010 compared to the nine months ending September 30, 2009.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the nine months ended September  30, 2010, and 2009.

Total operating expenses

During the nine months ended September 30, 2010, and 2009, total operating expenses were $123,475 and $ 43,129  respectively. The increase in the general and administrative expenses were primarily the result of consulting fees of $96,000 recorded in the second quarter of 2010 .

Net loss

During the nine months ended September 30, 2010, and 2009  the net loss was $122,650 and $43,129, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company has  no revenues and incurred a net loss of $122,650  for the nine months ended September 30 , 2010, and a net loss of $43,129 for the nine months ended September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations. The financial statements contained herein for the period ended September 30  2010, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, and September 30 2010, the Company had cash in the amount of $2,950 and $0 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the nine months ended September 30, 2010, totaled $21,446.

The Company had no revenue and incurred net losses of $122,650 for the nine months ended September 30, 2010, and a net loss of  $43,129 for the nine months ended September 30, 2009.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2010.

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
CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: November 15, 2010.	By:	/s/ Carl Tedeschi
	Title:	Carl Tedeschi
President, Chief Executive Officer, Chief Financial Officer and Director