Form 10-K/A
period 2008-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-03-21
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008/ Amendment No. 1

Commission file number: 333-145738

CARDIO VASCULAR MEDICAL DEVICE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0522188
(State of incorporation)	(I.R.S. Employer Identification No.)

 4500 Rockside Road, Suite 400, Independence, OH 44131
(Address of principal executive offices)

 440-759-7470
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

Documents Incorporated By Reference:  None

Explanatory Note:

This report is being amended to remove the audit report of Davis Accounting, P.C.  We subsequently learned from the SEC that Davis Accounting, P.C.  had not been licensed in the state of Utah when he originally issued the 2008 report.  The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Cardio Vascular” refer to Cardio Vascular Medical Device Corp., unless the context otherwise indicates .

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

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”   SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “ Accounting for Financial Guarantee Insurance Contracts ” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

Item 8.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007
UNAUDITED

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007
(UNAUDITED)

	2008	2007

ASSETS

Current Assets:
Cash in bank	$1,022	$2,250
Total current assets	1,022	2,250
Other Assets:
Patent, net of accumulated amortization of $405 and $149 respectively	4,595	4,851
Total other assets	4,595	4,851
Total Assets	$5,617	$7,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$16,449	$8,807
Due to related parties	32,260	-
Total current liabilities	48,709	8,807
Long-term Debt:
Royalty obligation payable to a Director and stockholder	5,000	5,000
Total long-term debt	5,000	5,000
Total liabilities	53,709	13,807
Commitments and Contingencies Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 54,100,000 shares issued and outstanding in 2008, and 2007	5,410	5,410
Additional paid-in capital	86,005	86,005
(Deficit) accumulated during the development stage	(139,507)	(98,121)
Total stockholders' (deficit)	(48,092)	(6,706)
Total Liabilities and Stockholders' (Deficit)	$5,617	$7,101

The accompanying notes to the unaudited financial statements are an integral part of these balance sheets.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED DECEMBER 31, 2007,
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008
(UNAUDITED)

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

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008
(UNAUDITED)

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

The accompanying notes to the unaudited financial statements are an integral part of this statement.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008
(UNAUDITED)

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

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carry forwards	$(33,063)	$(23,255)
Less - Valuation allowance	33,063	23,255
Total net deferred tax assets	$-	$-

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

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

On May 9, 2008, the FASB issued FASB Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “ Accounting for Financial Guarantee Insurance Contracts ” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This report is being amended to remove the audit report of Davis Accounting, P.C. We subsequently learned from the SEC that Davis Accounting, P.C. had not been licensed in the state of Utah when he originally issued the 2008 report. The columns of the financial statements will be marked as “Unaudited.” This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

Attestation report of the registered public accounting firm

This report is being amended to remove the audit report of Davis Accounting, P.C. We subsequently learned from the SEC that Davis Accounting, P.C. had not been licensed in the state of Utah when he originally issued the 2008 report. The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

Auditors

This report is being amended to remove the audit report of Davis Accounting, P.C. The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

Item 14. Principal Accounting Fees and Services.

This report is being amended to remove the audit report of Davis Accounting, P.C. We subsequently learned from the SEC that Davis Accounting, P.C. had not been licensed in the state of Utah when he originally issued the 2008 report. The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed, in good standing, and is registered with the PCAOB.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2008	Period From April 26, 2007 (Inception) to December 31, 2007
Audit Fees (see above)	$14,000	$18,000

Tax Fees( paid to Alan Weinberg CPA )	$1,000	$1,000

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

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: March 21, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: President, Chief Executive Officer,
Chairman, and Director (Principal Executive
Officer)

Date: March 21, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: Chief Financial Officer and Secretary and Director
(Principal Financial and Accounting Officer )

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: President, Chief Executive Officer,
Chairman, and Director (Principal Executive
Officer)

Date: March 21, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: Treasurer and Secretary and Director
(Principal Financial and Accounting Officer)