Form 10-K/A
period 2009-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-03-21
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009/ Amendment No. 1

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

Documents Incorporated By Reference:  None

Explanatory Note:

This report is being amended to remove the audit report of Davis Accounting, P.C.  We subsequently learned from the SEC that Davis Accounting, P.C.  had not been licensed in the state of Utah when he originally issued the 2009 report.  The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

RISKS RELATING TO OUR COMPANY

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our Principal executive offices are located at 12 Shaar Hagai Haifa Israel 34554. This location is the home of our former CEO and Director, Benny Gaber , and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

On June 9, 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “ Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 ” (“SFAS No. 166”). SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167, (FASB ASC 810) “ Amendments to FASB Interpretation No. 46(R) ” (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “ Consolidation of Variable Interest Entities ” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, (FASB ASC 105) " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 " ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

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
UNAUDITED

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
UNAUDITED

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
THROUGH DECEMBER 31, 2009
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

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
UNAUDITED

(8)	Change in Management

On July 26, 2009, the former Directors, Messrs. Benny Gaber and Lavi Krasney, resigned from all of their respective positions as executive officers, and as members of Board of Directors of the Company. On the same date, t he Board of Directors appointed Messrs. Boaz Benrush and Oren Bar-nir Gayer, as members of the Board of Directors. Mr. Benrush was also appointed as the Chairman of the Board.

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

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “ Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133 .” SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008
UNAUDITED

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “ The Hierarchy of Generally Accepted Accounting Principles. ” SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles .” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts .” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008
UNAUDITED

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises .” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “ Not-for-Profit Entities: Mergers and Acquisitions ”. SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets , to make it fully applicable to not-for-profit entities.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008
UNAUDITED

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “ Subsequent Events. ” SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “ Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140. ” SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) " Amendments to FASB Interpretation No. 46(R ).” SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008
UNAUDITED

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 .” SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

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

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This report is being amended to remove the audit report of Davis Accounting, P.C.  We subsequently learned from the SEC that Davis Accounting, P.C.  had not been licensed in the state of Utah when he originally issued the 2009 report.  The columns of the financial statements will be marked as “Unaudited. This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

Eli Gonen , age 59, was the President and Chief Executive Officer of Azorim Tourism, f/k/a Sheraton Moriah Israel from 1999 through 2008. Currently Mr. Gonen operates a business entrepreneurship which he owns. Mr. Gonen has an Advanced Studies degree from the University of Berkley and an M.B.A. from Hebrew University.

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

This report is being amended to remove the audit report of Davis Accounting, P.C.  We subsequently learned from the SEC that Davis Accounting, P.C. had not been licensed in the state of Utah when he originally issued the 2009 report.  The columns of the financial statements will be marked as “Unaudited.” This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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

During the year ended December 31, 2009, the Company received various working capital loans from a stockholder of the Company. As of December 31, 200 9, the Company owed to a stockholder $32,228 .  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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

Item 13.  Principal Accounting Fees and Services.

This report is being amended to remove the audit report of Davis Accounting, P.C.  We subsequently learned from the SEC that Davis Accounting, P.C. had not been licensed in the state of Utah when he originally issued the 2009 report.  The columns of the financial statements will be marked as “Unaudited.” This report will be amended when the financial statements of the Company have been reaudited by an auditor that is duly licensed and in good standing, and is registered with the PCAOB.

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