Form 10-K/A
period 2008-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-03-30
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/ Amendment No. 1
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

Item 8.  Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardio Vascular Medical Devices, Inc.

I have audited the accompanying balance sheet of Cardio Vascular Medical Devices, Inc. (the "Company") for the years ended December 31, 2008 and the related statement of operations, stockholders' equity and cash flows for the year then ended and for the period April 26, 2007 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Devices, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period April 26, 2007 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception, had negative working capital as of December 31, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives.   These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 29, 2011

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

The accompanying notes to financial statements are
an integral part of this statement.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(41,386)	$(98,121)	$(139,507)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of common stock for services rendered	-	525	525
Amortization	256	149	405
Changes in net liabilities-Accrued liabilities	7,642	8,807	16,449
Net Cash (Used in) Operating Activities	(33,488)	(88,640)	(122,128)
Investing Activities:
Investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Proceeds from loans from related parties	32,260	39,000	71,260
Payments on loan from related party	-	(39,000)	(39,000)
Common stock issued for cash	-	110,890	110,890
Deferred offering costs	-	(20,000)	(20,000)
Net Cash Provided by Financing Activities	32,260	90,890	123,150
Net Increase (Decrease) in Cash	(1,228)	2,250	1,022
Cash - Beginning of Period	2,250	-	-
Cash - End of Period	$1,022	$2,250	$1,022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Auditors

Peter Messineo, CPA, an independent registered public accounting firm, is our auditor.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: March 29, 2011	By:	/s/ David F.Hostelley
Name: David F. Hostelley
Title: President, Chief Executive Officer,
Chairman, and Director (Principal Executive Officer)

Date: March 29, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: Treasurer and Secretary and Director
(Principal Financial and Accounting Officer )

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: President, Chief Executive Officer,
Chairman, and Director (Principal Executive Officer)

Date: March 29, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley
Title: Treasurer and Secretary and Director
(Principal Financial and Accounting Officer)