Form 10-K/A
period 2009-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-03-30
CIK 1403085

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
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardio Vascular Medical Devices, Inc.

I have audited the accompanying balance sheets of Cardio Vascular Medical Devices, Inc. (the "Company") for the years ended December 31, 2009 and 2008 and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinions.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Devices, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception, had negative working capital as of December 31, 2009, and the cash resources of the Company are insufficient to meet its planned business objectives.   These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPAPalm Harbor, Florida

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

During the year ended December 31, 2009, the Company received various working capital loans from a stockholder of the Company. As of December 31, 2009, the Company owed to a stockholder $32,228 .  The loan is unsecured, non-interest bearing, and has no terms for repayment.

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