Form 10-K
period 2010-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-03-31
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $1,438,000 based upon $0.02 per share which was the last price at which the common equity purchased by non-affiliates was last sold at the end of the last fiscal quarter.

The number of shares of the Registrant’s common stock issued and outstanding as of March 29, 2011, was 196,900,000 shares.

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

During the period from April 26, 2007, through December 31, 2010, the Company was incorporated, completed the assignment of a patent pertaining to a maneuverable coiled guidewire, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $105,000 from a self-underwritten offering of 14,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on August 28, 2007, and declared effective on September 17, 2007.  On December 6, 2007, the Company completed the offering of its registered common stock.

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

On June 8, 2010 Asher Zwebner and Eli Gonen resigned as officers and directors of the Company.  On June 8, 2010 Carl Tedeschi was appointed as an executive officer and director of the Company.

Our principal offices are located at 4500 Rockside Road, Suite #400, Independence, OH 44131. Our telephone number is 440-759-7470.

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

Other Opportunities

Current management is exploring other opportunities for the company, including, but not limited to, licensing, acquisitions, mergers, and/or joint ventures.

Employees

On March 10, 2011 Carl Tedeschi resigned as officer (Chief Executive Officer, Chief Financial Officer and President) and Director of the Company

As of March 14, 2011 Dr. David F. Hostelley, CPA became our sole director and holds all officers’ positions.  We have no other full time or part-time employees. If and when we develop the prototype for our maneuverable-coiled guidewire device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information called for by this Item 1A.

RISKS RELATING TO OUR COMPANY

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our principal offices are located at 4500 Rockside Road, Suite #400, Independence, OH 44131. Our telephone number is 440-759-7470.  This location is the office of Inner Circle Advisors, LLC, a firm owned by Gregory Hostelley, the son of our sole director and officer, and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

 Item 4. (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since February 2008 under the ticker symbol CVSL. There has been no active trading in the Company's securities prior to the fourth quarter of 2010 there had been no bid or ask prices quoted.

	High	Low
For the year 2010
March 31,	$0.0300	$0.0085
June 30	$0.0500	$0.0040
September	$0.0162	$0.0060
December	$0.0230	$0.0040

For the year 2009
March 31,	$—	$—
June 30	$—	$—
September	$—	$—
December	$0.3100	$0.0200

Holders

As of March 29, 2011, there were 196,900,000 common shares issued and outstanding, which were held by 105stockholders of record.

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

On June 8, 2010 we sold an aggregate of 125,000,000 shares of Common Stock to two separate entities for a total of $95,000 pursuant to an Agreement for the Purchase of Common Stock.   The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

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

Results of Operations

As of December 31, 2010, and 2009, the Company had $ -0- and $2,950 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Revenues

The Company is in its development stage and did not generate any revenues during the year ended December 31, 2010, and December 31, 2009.

Total operating expenses

During fiscal years ended December 31, 2010, and 2009, total operating expenses were $143,345and $69,866, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had cumulative operating loss of $353,874 from April 26, 2007 (inception) to December 31, 2010.

Net loss

During the fiscal years ended December 31, 2010, and 2009, the net loss was $142,520and $69,866, respectively. The Company had cumulative net loss of $351,893 from April 26, 2007 (inception) to December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had $-0- in cash resources. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2010, and 2009, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

The Company has adopted all recently issued accounting pronouncements, as disclosed in our financial statement footnotes. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

Report of Registered Independent Auditor	F-2

Financial Statements-

Balance Sheets as of December 31, 20010 and 2009	F-3

Statements of Operations for the Years Ended
December 31, 2010 and 2009, and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2010	F-5

Statements of Cash Flows for the Years Ended December 31, 2010
And 2009 and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cardio Vascular Medical Devices, Inc.

I have audited the accompanying balance sheets of Cardio Vascular Medical Devices, Inc. (the "Company") for the years ended December 31, 2010 and 2009 and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardio Vascular Medical Devices, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception, had negative working capital as of December 31, 2010, and the cash resources of the Company are insufficient to meet its planned business objectives.   These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
March 29, 2011

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$-	$2,950

Total current assets	-	2,950

Other Assets:
Patent (net of accumulated amortization of $661)	-	4,339

Total other assets	-	4,339

Total Assets	$-	$7,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable - trade	$3,174	$1,949
Accrued liabilities	12,000	14,744
Due to related parties	7,000	76,054

Total current liabilities	22,174	92,747

Long-term Debt:
Royalty obligation payable to a Director and stockholder	-	5,000

Total liabilities	22,174	97,747

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 196,900,000 and 67,700,000 shares issued and outstanding, respectively	19,690	6,770
Additional paid-in capital	310,029	112,145
(Deficit) accumulated during the development stage	(351,893)	(209,373)

Total stockholders' equity (deficit)	(22,174)	(90,458)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$7,289

The accompanying notes to financial statements
are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
Consulting	30,000	15,216	48,216
Audit and accounting fees	17,500	18,780	68,230
Consulting - related parties	84,000	13,000	171,110
Transfer agent fees	678	3,049	13,010
Legal fees	6,500	5,500	20,490
SEC and other filing fees	4,553	7,744	18,581
Bank charges	-	571	3,940
Other	50	-	3,122
Website	-	3,551	3,551
Investor relations	-	2,199	2,899
Amortization	64	256	725

Total general and administrative expenses	143,345	69,866	353,874

(Loss) from Operations	(143,345)	(69,866)	(353,874)

Interest and Other Income (Expense)	825	-	1,981

Provision for income taxes	-	-	-

Net (Loss)	$(142,520)	$(69,866)	$(351,893)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	141,652,877	60,416,940

The accompanying notes to financial statements are
an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - April 26, 2007	-	$-	$-	$-	$-
Common stock issued for cash	40,000,000	4,000	(3,000)	-	1,000
Common stock issued for cash	14,000,000	1,400	108,490	-	109,890
Deferred offering costs	-	-	(20,000)	-	(20,000)
Common stock issued for services	100,000	10	515	-	525
Net (loss) for the period	-	-	-	(98,121)	(98,121)
Balance - December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)
Net (loss) for the period	-	-	-	(41,386)	(41,386)
Balance - December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)
Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net (loss) for the period	-	-	-	(69,866)	(69,866)
Balance - December 31, 2009	67,700,000	6,770	112,145	(209,373)	(90,458)
Common stock issued for services	1,200,000	120	23,880	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	95,000
Contributed capital	-	-	1,804	-	1,804
Net (loss) for the period	-	-	-	(142,520)	(142,520)
Balance - December 31, 2010	196,900,000	$19,690	$310,029	$(351,893)	$(22,174)

The accompanying notes to financial statements are
an integral part of these financial statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010,
AND 2009 AND CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(142,520)	$(69,866)	$(351,893)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	114,000	-	114,525
Amortization	64	256	725
Gain on extinguishment of liability	(725)	-	(725)
Changes in net assets and liabilities-
Accounts Payable and accrued liabilities	(1,518)	244	15,174

Net Cash Provided by (Used in) Operating Activities	(30,699)	(69,366)	(222,194)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from loans from related parties	15,500	43,794	172,054
Payment of loans from related parties	(82,751)	-	(163,250)
Proceeds from stock issued	95,000	27,500	233,390
Payment of deferred offering costs		-	(20,000)

Net Cash Provided by Financing Activities	27,749	71,294	222,194

Net Increase in Cash	(2,950)	1,928	-

Cash - Beginning of Period	2,950	1,022	-

Cash - End of Period	$-	$2,950	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder.  Under Staff Accounting Bulletin Topic 5G, "Transfer ofNonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in United States of America in the amount of $5,000. As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were less than the net capitalized value of the patent.  Consequently, the patent and related accumulated amortization of $4,275 and $725, respectively, were written-off. The Company was also relieved of the royalty obligation of $5,000 payable to the transferring stockholder. As a result of this transaction, the Company recognized a gain of $725.  See Note 3 for additional details of this transaction.

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
DECEMBER 31, 2010 and 2009

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

   Impairment of Long-Lived Assets

 The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  As of December 31, 2010, the Company determined that future cash flows to be generated by its patent were insufficient to recoup the cost associated with acquisition of the patent.  Consequently, the patent and related accumulated amortization, totaling $5,000 and $725, respectively, were determined to be fully impaired, and were written off.  See Note 3 for additional details related to this transaction.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2010, and 2009, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010, and 2009, and expenses for the years ended December 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a medical device application utilizing a patent pertaining to a maneuverable coiled guidewire.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2010, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Rights

On May 28, 2007, the Company acquired by assignment 100 percent of all rights, title, and interest to a United States patent owned by a Director and stockholder of the Company in exchange for the Company’s commitment to payments of one half percent of all future revenues received from the exploitation of the patent as royalties to the Director and stockholder.  The patent was originally issued by the United States Patent and Trademark Office on November 28, 2006.  The assignment of the patent by a Director and stockholder of the Company to the Company was recorded with the United States Patent and Trademark Office on June 5, 2007.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $256 for the years ended December 31, 2010 and 2009, respectively.

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

On June 8, 2010, the Company sold an aggregate of 125,000,000 shares of Common Stock to two separate entities  for a total of $95,000 pursuant to an Agreement for the Purchase of common stock.  The share transaction represented approximately 63.5 percent of the total outstanding securities of the Company, and resulted in change in control of the Company.

(5)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$32,780	$16,069
Change in valuation allowance	(32,780)	(16,069)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	2010	2009

Loss carryforwards	$80,935	$48,156
Less - Valuation allowance	(80,935)	(48,156)

Total net deferred tax assets	$-	$-

As of December 31, 2010 the Company had net operating loss carryforwards for income tax reporting purposes of approximately $351,893, which may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The years ended December 31, 2010 and 2009 are open for examination.

(6)           Related Party Transactions

The related party transactions are not necessarily arms length transactions.

On May 28, 2007, a Director and stockholder of the Company assigned to the Company, in exchange for the Company’s commitment to royalty payments to the Director and stockholder of one-half percent of all future revenues received from the exploitation of the maneuverable coiled guidewire patent.  The historical cost of the patent to the Director and stockholder in the amount of $5,000 had been reflected on the accompanying balance sheet of the Company as the cost of the patent and a long-term royalty obligation due to a Director and stockholder.  The Company recorded amortization of the cost of the patent in the amounts of $64 and $256 for the years ended December 31, 2010, and 2009, respectively.

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

As of December 31, 2010, the Company owed $7,000 to stockholder of the Company. The loan is for working capital, non-interest bearing and due on demand.

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

(10)           Subsequent Events

 Subsequent to the balance sheet date the Company entered into an agreement with the Company's new sole director, CEO and CFO. Under the terms of the agreement the new director and officer will receive 2,000,000 shares as compensation for his services.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of Etania Audit Group, P.C. ("Etania")

On March 2, 2011 the Company received a letter from the Securities and Exchange Commission stating that its (former) auditor Etania Audit Group P.C. (formerly Davis Accounting Group P.C.) was not duly licensed when it issued an audit opinion on the Company's financial statements included in the Company's Form 10-K for fiscal years 2008 and 2009, and accordingly those financial statements are not considered to be audited. The Company has amended those reports accordingly, and they will also be amended to include audited financial statements by a firm which is duly registered and in good standing. On March 3, 2011, the Company dismissed Etania, and Etania resigned, as its principal independent accountant. Etania's report on the Company's financial statements for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss Etania as the Company's principal independent accountant. During the Company's two most recent fiscal years and any subsequent period prior to dismissal, other than as set forth herein, there were no disagreements with Etania on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Etania, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Engagement of Peter Messineo, Certified Public Accountant.

On March 3, 2011 the Company retained Peter Messineo, Certified Public Accountant to serve as the Company's principal independent accountant. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Peter Messineo, Certified Public Accountant, neither the Company (or someone on its behalf) consulted with Peter Messineo, Certified Public Accountant on either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that Peter Messineo, Certified Public Accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions to Item 304(a)(2) of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) to Item 304(a)(2) of Regulation S-K)

Item 9A.  Controls and Procedures.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

  Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9A(T). Controls and Procedures.
See Item 9A
Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held
Carl Tedeschi (6/8/10 to 3/10/11)		President, Chief Executive Officer, Chief Financial Officer and Director
David F. Hostelley (3/14/11 to present)	71	President, Chief Executive Officer, Chief Financial Officer and Director

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

 David Hostelley, Ph.D. and CPA, age 71, Chief Executive Officer, President, Chief Financial Officer and Director of the Company has served   as President of MSC Solutions, a family owned consulting company, located in Strongsville Ohio, and provided consulting services and outsourced CFO services for acquisition, from April 2005 until December 2008.  From December 2008 until January 15, 2011 Mr. Hostelley was the CFO and board member of Entertainment Arts Research, Inc. (EARI.PK) a company engaged in the design, development, production of video games and virtual reality games.  From July 2010 to present CFO of Virtual Medical International, Inc. located in Las Vegas Nevada, in the business of virtual medical offices..

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Item 11.  Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.  As of December 31, 2010 there was no Executive Compensation.

Summary Compensation

Employment Contracts. We have no employment agreements with any of our Directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since inception on April 26, 2007.

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards. As of December 31, 2010, None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 29, 2011 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 196,900,000 shares of our common stock issued and outstanding as of March 16, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Cardio Vascular Medical Device Corp. 12 Shaar Hagai Street Haifa, Israel 34554

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (2)
Olympus Capital Group	93,750,000	47.613%
Rada Advisors, Inc.	31,250,000	15.871%
David F. Hostelley (3)	2,000,000	1.016%

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

(2)	Based on a percentage of the total of 196,900,000 shares outstanding.

(3)
On March 10, 2011 David Hostelley, age 71, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company. For agreeing to serve in such capacity Mr. Hostelley is to be issued 2,000,000 shares of Common Stock of the Company. Represents all officers and directors of the Company.

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

During the year ended December 31, 2009, the Company received various working capital loans from a stockholder of the Company. As of December 31, 2009, the Company owed to a stockholder $32,228 .  The loan is unsecured, non-interest bearing, and has no terms for repayment During 2010, this amount was settled.

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

Item 14.  Principal Accounting Fees and Services.

 AUDIT FEES

The aggregate fees billed by our auditors, Etania Audit Group., P.C., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $14,500.  The audit of December 31, 2010 and the required re-audit of the years December 31, 2009 and 2008 were performed by Peter Messineo, CPA.  The aggregate fees billed by our auditor for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 is approximately $4,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal year end December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009
Audit Fees (see above)	$4,000	$14,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other Fees	$0	$0

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

Exhibit	Description

EXHIBIT
NUMBER	DESCRIPTION

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

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: March 30, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 30, 2011	By:	/s/ David F. Hostelley
	Name:	David F. Hostelley
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: March 30, 2011	By:	/s/ David F. Hostelley
	Name:	David F. Hostelley
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer)