Form 10-K/A
period 2010-12-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-05-16
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Documents Incorporated By Reference:  None

Our prior filed Form 10K is being amended for the change in reporting as an operating Company.  Form 10K was inadvertently marked as a Shell Corporation.  No other changes have been made as originally filed.

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

CARDIO VASCULAR MEDICAL DEVICE CORP.

Date: May 16 , 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: May 16 , 2011	By:	/s/ David F. Hostelley
	Name:	David F. Hostelley
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16 , 2011	By:	/s/ David F. Hostelley
Name: David F. Hostelley Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: May 16 , 2011	By:	/s/ David F. Hostelley
	Name:	David F. Hostelley
	Title:	Chief Financial Officer
and Secretary and Director (Principal Financial and Accounting Officer)