Form 10-Q
period 2011-03-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-05-16
CIK 1403085

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

4500 Rockside Road, suite #400, Independence, OH 44131
(Address of principal executive offices)

(440)759-7470
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

As of May 16, 2011 there were 198,900,000 shares of common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	F-2

Statements of Operations for the Three Months Ended March 31, 2011 (Unaudited) and 2010 (Unaudited)
and Cumulative from Inception (Unaudited)	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011 (Unaudited)and 2010 (Unaudited)
and Cumulative from Inception (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 (Unaudited) AND DECEMBER 31, 2010 (Audited)

ASSETS
	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade	$6,144	$3,174
Accrued liabilities	40,000	12,000
Due to shareholder	10,000	7,000

Total current liabilities	56,144	22,174

Total liabilities	56,144	22,174

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized;
198,900,000 and 196,900,000 shares issued and outstanding, respectively	19,890	19,690
Additional paid-in capital	318,229	310,029
(Deficit) accumulated during development stage	(394,263)	(351,893)

Total stockholders' equity (deficit)	(56,144)	(22,174)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)  AND 2010(Unaudited), AND
CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH MARCH 31, 2011 (Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2011	2010	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting	-	6,000	48,216
Audit and accounting fees	3,000	4,000	71,230
Consulting - related parties	28,400	-	199,510
Transfer agent fees	-	-	13,010
Legal fees	7,000	1,500	27,490
SEC and other filing fees	3,970	-	22,551
Bank charges	-	-	3,940
Other	-	-	3,122
Website	-	-	3,551
Investor relations	-	-	2,899
Amortization	-	64	725

Total general and administrative expenses	42,370	11,564	396,244
			-
(Loss) from Operations	(42,370)	(11,564)	(396,244)

Interest and Other Income (Expense)	-	-	1,981

Provision for Income Taxes	-	-	-

Net (Loss)	$(42,370)	$(11,564)	$(394,263)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	197,388,889	68,730,435

The accompanying notes to financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 26, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - April 26, 2007	-	$-	$-	$-	$-
Common stock issued for cash	40,000,000	4,000	(3,000)	-	1,000
Common stock issued for cash	14,000,000	1,400	108,490	-	109,890
Deferred offering costs	-	-	(20,000)	-	(20,000)
Common stock issued for services	100,000	10	515	-	525
Net (loss) for the period	-	-	-	(98,121)	(98,121)
Balance - December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)
Net (loss) for the period	-	-	-	(41,386)	(41,386)
Balance - December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)
Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net (loss) for the period	-	-	-	(69,866)	(69,866)
Balance - December 31, 2009	67,700,000	6,770	112,145	(209,373)	(90,458)
Common stock issued for services	1,200,000	120	23,880	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	95,000
Contributed capital	-	-	1,804	-	1,804
Net (loss) for the period	-	-	-	(142,520)	(142,520)
Balance - December 31, 2010	196,900,000	19,690	310,029	(351,893)	(22,174)
Common stock issued for services	2,000,000	200	8,200	-	8,400
Net (loss) for the period	-	-	-	(42,370)	(42,370)
Balance - March 31, 2011	198,900,000	$19,890	$318,229	$(394,263)	$(56,144)

The accompanying notes to financial statements are an integral part of these statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)
AND 2010, (Unaudited)
 AND
CUMULATIVE FROM INCEPTION (APRIL 26, 2007)
THROUGH MARCH 31, 2011 (Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2010	2009	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(42,370)	$(11,564)	$(394,263)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Common stock issued for services	8,400	6,000	122,925
Amortization	-	64	725
Gain on extinguishment of liability	-	-	(725)
Changes in net assets and liabilities-
Accounts payable	2,970	8,744	6,144
Accrued liabilities	28,000	(9,744)	40,000

Net Cash Used in Operating Activities	(3,000)	(6,500)	(225,194)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from loans from related parties	3,000	6,500	173,250
Payment of loans from related parties	-	(2,500)	(163,250)
Proceeds from stock issued and capital contributions	-		235,194
Payment of deferred offering costs	-	-	(20,000)

Net Cash Provided by Financing Activities	3,000	4,000	225,194

Net (Decrease) Increase in Cash	-	(2,500)	-

Cash - Beginning of Period	-	2,950	-

Cash - End of Period	$-	$450	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
(Unaudited)
MARCH 31, 2011

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

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  The company had no cash at March 31, 2011 as well as December 31, 2010.

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
(Unaudited)
MARCH 31, 2011

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
(Unaudited)
MARCH 31, 2011

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010, and expenses for the periods ended March 31, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a medical device application utilizing a patent pertaining to a maneuverable coiled guidewire.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2011, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
(Unaudited)
MARCH 31, 2011

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

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.  For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 shares of Common Stock of the Company. The stock was valued at $8,400 based the current market price discounted for restricted trading.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011
(5)           Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2011 and 2010, were as follows (using a 23 percent effective Federal and state income tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,745	$2,660
Change in valuation allowance	(9,745)	(2,660)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$90,680	$80,935
Less - valuation allowance	(90,680)	(80,935)

Total net deferred tax assets	$-	$-

As of March 31, 2011 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $394,000, which may be offset against future taxable income.  The net operating loss carry forwards will expire by the year 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

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

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.  For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 shares of Common Stock of the Company. The stock was valued at $8,400 based the current market price discounted for restricted trading.

As of March 31, 2011, the Company owed $10,000 to stockholders of the Company. The loan is for working capital, non-interest bearing and due on demand.

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

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.

CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2011

(9)           Subsequent Event

(10)           Recent Accounting Pronouncements

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

Business Description

We own the technology and patent for a new and improved maneuverable-coiled guidewire. Such patent, entitled the “Maneuverable-Coiled Guidewire,” was approved and granted by the United States Patent and Trademark Office on November 28, 2006, and was assigned the United States Patent No. 7,141,024. The inventor of the technology covered by such patent was Benny Gaber. The patent and all other intellectual property rights relating to the technology were acquired by us on May 28, 2007, in exchange for future royalties to be paid in the amount of 5% from revenues derived from the sale and/or licensing and/or manufacturing of the related patent. On such a date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our President and Director at that time, pursuant to which Mr. Gaber assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

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

Plan for new business activity

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Subsequent Event – Change of Control

Results of Operations For the three months ending March 31 2011 compared to the three months ending March 31, 2010.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2011. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended March 31, 2011, and 2010.

Total operating expenses

During the three months ended March 31, 2011 , and 2010, total operating expenses were $42,370 and  $ 11,564 respectively. The increase in the general and administrative expenses were primarily the result of consulting fees of $28,400 recorded in the first quarter of 2011 .

Net loss

During the three months ended March 31, 2011, and 2010 the net loss was $42,370 and $11,564, respectively.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its patent, commercialization of the prototype, sale of its planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations. The financial statements contained herein for the three month period ended March 31, 2011, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Company had cash in the amount of $$0 and $0 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the three months ended March 31, 2011, totaled $3,000.

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
CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: May 16, 2011.	By:	/s/ David F. Hostelley
	Title:	David F. Hostelley
President, Chief Executive Officer, Chief Financial Officer and Director