Form 10-Q/A
period 2011-03-31
CARDIO VASCULAR MEDICAL DEVICE CORP
filed 2011-05-20
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	5

Statements of Operations for the Three Months Ended March 31, 2011 (Unaudited) and 2010 (Unaudited)
and Cumulative from Inception (Unaudited)	6

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2011 (Unaudited)	7

Statements of Cash Flows for the Three Months Ended March 31, 2011 (Unaudited)and 2010 (Unaudited)
and Cumulative from Inception (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

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