Form 10-Q
period 2011-06-30
Computer Vision Systems Laboratories Corp.
filed 2011-08-19
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-52818

COMPUTER VISION SYSTEMS LABORATORIES CORP.
(
(Exact name of Registrant as specified in its charter)

Florida	98-0534701
(State of incorporation)	(IRS Employer ID Number)

101 Plaza Real South, Suite 201 South, Boca Raton, FL 33432
(Address of principal executive offices)

(954)580-8111
(Registrant’s telephone number)

 Cardio Vascular Medical Device, Inc., 4500 Rockside Road, Suite 400, Independence, OH 44131
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐     No   ☒

As of August 16, 2011 there were 236,740,000 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements (Unaudited June 30, 2011 and Audited December 31, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4(T). Controls and Procedures

PART II

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER VISION SYSTEMS LABORATORIES CORP.
formerly
CARDIO VASCULAR MEDICAL DEVICE CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
June 30, 2011

Financial Statements-

Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited) and Cumulative from Inception (Unaudited)

Condensed Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2011 (Unaudited)

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited) and Cumulative from Inception (Unaudited)

Notes to Financial Statements (Unaudited)

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will become effective on August 30, 2011. Shares presented in the financial statement do not reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of
	June30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$-	$-
	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDES’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable - trade	47,738	$3,174
Accrued liabilities	-	12,000
Due to related parties	-	7,000
Total liabilities	47,738	22,174
	47,738	22,174

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares
Authorized; -0- issued and outstanding
Common stock, par value $.0001 per share, 490,000,000 shares authorized; 198,900,000 and 196,900,000 shares issued and
outstanding, respectively *	19,890	19,690
Additional paid-in capital	328,229	310,029
(Deficit) accumulated during the development stage	(395,857)	(351,893)
Total stockholders' equity (deficit)	(47,738)	(22,174)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See the accompanying notes to unaudited financial statements

 * On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will become effective on August 30, 2011.  Shares presented in the financial statement do not reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Statements of Operation
(Unaudited)

					From Inception
					(July 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	96,000	-		48,216
Consulting - related parties	3,000	-	31,400	102,000	202,510
Audit and accounting fees	1,000	3,500	4,000	7,500	72,230
Legal fees	31,774	-	38,774	1,500	59,264
SEC and other public expense	-	2,057	3,970	2,057	38,460
Other administrative	-	50	-	50	10,613
Amortization	-	64	-	64	725
Total operating expenses	35,774	101,671	78,144	113,171	432,018

Net Loss from Operations	(35,774)	(101,671)	(78,144)	(113,171)	(432,018)

Other Income (Expense):
Interest income	-	-	-	825	1,981
Settlement of Debt	34,180	-	34,180	-	34,180
Net Loss	$(1,594)	$(101,671)	$(43,964)	$(112,346)	$(395,857)

(Loss) Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	198,900,000	54,100,000	198,137,569	54,100,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to unaudited financial statements

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will become effective on August 30, 2011.  Shares presented in the financial statement do not reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit )

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-In	Development
	Shares *	Amount	Capital	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	-	-	-	-	-

Issuance of common stock for :
Cash	40,000,000	$4,000	$(3,000)	$-	$1,000
Cash	14,000,000	1,400	108,490	-	109,890
Deferred Offering Costs	-	-	(20,000)	-	(20,000)
Services	100,000	10	515	-	525
Net loss for the period	-	-	-	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)

Net loss for the period	-	-	-	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)

Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net loss for the period	-	-	-	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000	6,770	112,145	(209,373)	(90,458)

Common stock issued for services	1,200,000	120	23,880	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	95,000
Contributed capital	-	-	1,804	-	1,804
Net loss for the period	-	-	-	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000	19,690	310,029	(351,893)	(22,174)

Common stock issued for services	2,000,000	200	8,200	-	8,400
Contributed capital	-	-	10,000	-	10,000
Net loss for the period (unaudited)	-	-	-	(43,964)	(43,964)

BALANCE, June 30, 2011	198,900,000	$19,890	$328,229	$(395,857)	$(47,738)

See the accompanying notes to unaudited financial statements

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will become effective on August 30, 2011.  Shares presented in the financial statement do not reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			(July 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(43,964)	$(112,346)	$(395,857)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	8,400	114,000	122,925
Amortization		(725)	725
Gain on extinguishment of liabilities	34,180	64	33,455
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,384	(22,889)	16,558
Total Cash Used For Operating Activities	-	(21,896)	(222,194)

Cash Flows From Financing Activities
Proceeds from related party loans			172,054
Payments on related party loans		(76,054)	(163,250)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from sale of common stock	-	95,000	233,390
Contribution by shareholder	-		-
Total Cash Provided by Financing Activities	-	18,946	222,194

Net Increase (Decrease) in Cash	-	(2,950)	-

Cash at Beginning of Period	-	2,950	-

Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Disclosure:
Contribution of shareholder debt	$10,000	$-	$10,000

See the accompanying notes to unaudited financial statements

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

On June 30, 2010, the Company was forgiven of an outstanding accrued liability of $1,804 payable to the Company's Chief Executive Officer. This transaction was treated as a capital contribution for financial reporting purposes.  On May 15, 2011 the Company was forgiven an outstanding loan from a shareholder in the amount of $10,000.  This transaction was treated as a capital contribution for financial reporting purposes.

The accompanying notes to financial statements are an integral part of these statements.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Notes to Financial Statement (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010 and for the
Period April 26, 2007 (Date of Inception) through June 30, 2011 (Unaudited)

 (1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Computer Vision Systems Laboratories Corp.,  (the “Company” or” Computer Vision”) was incorporated in the state of Florida on June 27, 2011.  The Company formerly was Cardio Vascular Medical Device Corp. (the “Company” or “Cardio Vascular”) a Delaware corporation in the development stage.  The Company was organized on April 12, 2007, and incorporated under the laws of the State of Delaware on April 26, 2007.  The business plan of the Company is to commercialize its Sentinel BreastScan  System and develop a medical device application utilizing its patent pertaining to a maneuverable coiled guide wire.

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes are presented as permitted by Form 10-Q and accordingly, do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Certain reclassifications have been made to prior periods presented to conform with information provided for the current period, for the purposes of comparability.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011 and December 31, 2010, and expenses for the periods ended June 30, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  The company had no cash at June 30, 2011 as well as December 31, 2010.

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

For royalty activities, if any are to be recognized, revenues will be realized once performance requirements of the Company have been completed and collection is reasonably assured.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments, primarily accounts payable and accrued expenses, approximated fair value due to their short-term nature and maturity.

 (2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan includes raising capital essential to commencing its operating plan to commercialize its Sentinel Breast Scan System and develop a medical device application utilizing a patent pertaining to a maneuverable coiled guidewire.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2011, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 (3)           Common Stock

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will result in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split will become effective on August 30, 2011.  Shares presented in the financial statement do not reflect the affects of the reverse stock split.

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

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.  For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 shares of Common Stock of the Company. The stock was valued at $8,400 based the current fair market price.

On May 15, 2011 a shareholder, who was owed $10,000 from loans top the Company agreed to contribute that amount to the Company as contributed capital.

(4)           Related Party Transactions

On July 11, 2011, we entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive Officer and Director Tom DiCicco wherein we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  We agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. We are required to pay the $75,000 balance upon the earlier of (i) our receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If we fail to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) we will hold no interest or license to the Intellectual Property; and (iii) we will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.
The Agreement terminates on July 11, 2021. Under the terms of the Agreement, we may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“ the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.  For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 shares of Common Stock of the Company. The stock was valued at $8,400 based the current market price discounted for restricted trading.

As of May 15, 2011, the Company owed $10,000 to stockholders of the Company who agreed to contribute that loan to capital.

The Company is dependent on funding from the majority shareholder to meet the operating cash requirements, however there is no written agreement to continue such funding.

During the periods presented, the Company has minimal needs for office space. The current shareholders have provided, as necessary, any minimal use of office and office equipment at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

(5)           Change in Management

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

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.

A change of voting control of our common stock occurred as a result of an agreement dated April 18, 2011 wherein Thomas DiCicco, our president and director used his own personal funds in the amount of $200,000 to acquire: (i) 93,750,000 of our restricted common shares from Olympus Capital LLC a company controlled by Steve Grivas; and (ii) 31,250,000 of our restricted common shares from Rada Advisors, Inc., a company controlled by Jeff Stein. At the time of the transaction we had 198,900,000 common shares outstanding and as such, the 125,000,000 shares purchased by Mr. DiCicco represent 62.8% of our then outstanding common shares and Mr. DiCicco became our majority shareholder. Our former director, David Hostelley, resigned and appointed Thomas DiCicco and Michael DiCicco as our two directors effective May 17, 2011.

(6)           Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.   We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

(7)           Subsequent Events

 On July 28, 2011, we issued our restricted common stock for services rendered to: Michael DiCicco (14,440,000 shares), our Vice President and Director;  Joseph Safina (11,740,000 shares); and Joseph Babiak (11,740,000 shares).

On July 11, 2011, we entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive Officer and Director Tom DiCicco wherein we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  We agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. We are required to pay the $75,000 balance upon the earlier of (i) our receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If we fail to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) we will hold no interest or license to the Intellectual Property; and (iii) we will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.
The Agreement terminates on July 11, 2021. Under the terms of the Agreement, we may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“ the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

On June 27, 2011, we (i) amended our Articles of Incorporation increasing the shares of authorized common stock, par value $0.0001 per share, from 200,000,000 to 500,000,000 and authorizing 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share; (ii) changed our name to Computer Vision Systems Laboratories Corp; and (iii) changed our domicile from Delaware to the state of Florida.  On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will result in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split will become effective on August 30, 2011.  Shares presented in the financial statement do not reflect the affects of the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Cardio Vascular,” the “Company,” “we,” “our” or “us” refer to Computer Vision Systems Laboratories Corp. unless the context otherwise indicates.

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

For a description of such risks and uncertainties, refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on August 28, 2007, and May 16, 2011, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate History
We were formed in the State of Delaware on April 26, 2007 as Cardio Vascular Medical Device Corp to engage in the manufacturing and distribution of maneuverable-coiled guidewire.

On June 27, 2011, we (i) amended our Articles of Incorporation increasing the shares of authorized common stock, par value $0.0001 per share, from 200,000,000 to 500,000,000 and authorizing 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share; (ii) changed our name to Computer Vision Systems Laboratories Corp; and (iii) changed our domicile from Delaware to the state of Florida.  On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which will result in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split will become effective on August 30, 2011.

Business Description
On July 11, 2011, we entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive officer and Director Tom DiCicco wherein we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”). The Sentinel BreastScan system received Food and Drug Administration (“FDA”) approval in February of 2004. We acquired rights to use, license and commercialize the following:

●	Infrared Sciences Trademark and/or Service mark
●	Sentinel Breast Scan Trademark and/or Service mark
●	BreastScan IR Trademark and/or Service mark

We agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. We are required to pay the $75,000 balance upon the earlier of (i) our receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If we fail to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) we will hold no interest or license to the Intellectual Property; and (iii) we will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.   The Agreement terminates on July 11, 2021. Under the terms of the Agreement, we may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“ the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

From time to time, our officers and directors are and in the future may be involved in other ventures, any of which may compete with our business. Additional conflicts of interest and non-arm’s length transactions may also arise in the future in the event that one of our officers or directors is involved in the management or ownership of any entity with which we transact business. While our officers and directors expect to enter into any related party transactions on terms that are fair to us and similar to those that would be acceptable in an unrelated party transaction, there can be no assurance that any related party transactions with our officers or directors will be on terms that are fair to us. In some instances, opportunities may be presented to our officers or directors that would be appropriate for us as well as other ventures in which our officers and directors are engaged. There can be no assurance that this assumption is correct or that our officers and directors will resolve potential conflicts of interest in a manner to our benefit. We do not have any policy that addresses the resolution of conflicts of interest with our officers or directors.

We continue to evaluate fabrication of a prototype for our patented maneuverable-coiled guidewire which was granted a patent on November 28, 2006 and assigned the United States Patent No. 7,141,024. In connection with this technology, our chief Executive Officer, Thomas DiCicco, an engineer with extensive experience in the design and development of high technology products, has evaluated our maneuverable coiled guideware for use in connection with interventional procedures in the medical industry and is presently evaluating whether or not a prototype can be completed. The costs to develop a working prototype are in the process of determination and are not yet known. Mr. DiCicco has contacted several potential manufacturers and has not yet formulated an agreement with any manufacturer for the guideware as of this date.

Plan of Operation

Since our inception, we have not generated any revenues and do not expect to generate any revenues over the next 12 months. Our principal business objective for the next 12 months will be to successfully market and commercialize our Sentinel BreastScan and develop a working prototype and develop our coiled guidewire.

. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our Sentinel BreastScan device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our products.

 We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we  will attempt to raise funds from debt or equity offerings of our securities.
Results of Operations For the three months and six months ending June 30 2011 compared to the three and six months ending June 30, 2010.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2011. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three and six months ended June 30, 2011, and 2010.

Total operating expenses

During the three and six months ended June 30, 2011 , and 2010, total operating expenses were $35,774 and
 $ 78,144 respectively for 2011 and  $101,671 and $113,171 respectively for 2010. Decrease in operating expenses were due to consulting expenses recognized in 2010, off set by increase in the general and administrative expenses in 2011, primarily legal fees of $31,774, $38,774 respectively for the three and six month periods June 30, 2011.

Net loss

During the three and six months ended June 30, 2011, and 2010 the net loss was $1,594, $101,671, $43,964 and $112,346, respectively.  Decrease in loss was due to the recognition of consulting expense to related party, additionally, the Company realized $34,180 resulting from the settlement of outstanding debt.

Going Concern Consideration

 While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the commercialization of its Sentinel BreastScan System or development of a prototype of its coiled guidewire patent, commercialization of the prototype, sale of its planned products, technology, or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock to implement its planned future operations. The financial statements contained herein for the three and six month periods ended March 31 and June 30, 2011, contain additional note disclosures describing the circumstances related to the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Company had cash in the amount of $$0 and $0 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.   The Company is dependent upon receiving future financing from the sale of its securities.

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

The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.  Should we fail to obtain funding to commercialize our Sentinel BreastScan we may be unable to continue our plan of operations.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors
Because our auditors have issued a going concern opinion and we may be unable to achieve our objectives, we may have to suspend our business operations should sufficient financial resources be unavailable.

Our auditors’ report in our December 31, 2010 consolidated financial statements for our fiscal year ending December 31, 2010 expressed an opinion that our capital resources as of December 31, 2010 are insufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have minimal operations, no revenues and no current prospects for future revenues, and we expect losses to continue into the future.

Our operations to date have consisted primarily of developing our operating plan. We have no operating history upon which an evaluation of our potential success or failure can be made. As of our fiscal year ended December 31, 2010 and June 30, 2011 we had an accumulated deficit. Our ability to generate revenues and become profitable is dependent upon our ability to commercialize our intellectual property.   We expect to incur additional operating losses in the future due to commercialization of our intellectual property.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.

The commercialization of our Sentinel BreastScan requires significant outlays of capital and generally offers limited success probability. Our cash as of June 30, 2011 is insufficient to meet our current operating cash requirements. We need to raise a significant amount of capital to pay for our planned business and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to commercialize our intellectual properties and our business will likely fail. Even assuming that we obtain the required financing, if our products are not accepted by our market, in which case you will lose your entire investment.

We are dependent upon New Technology

Our  Sentinel BreastScan System is relatively new and has not yet achieved widespread acceptance in the healthcare industry.  Our success is almost entirely dependent upon our ability to successfully market the Sentinel BreastScan System. The system may have other applications with relation to detection of other cancers including skin and cervical cancer but the company is not focusing on research in those areas and may not do so in the future.

There Are No Established Medical Community Standards  for our BreastScan Technology.

Our BreastScan technology is new and no established medical standards exist.  Therefore, we are unable to say how satisfactory its product will be if future standards are set by the medical community.

Our Products are sold in a Competitive Industry, and our failure to compete effectively could adversely affect our financial condition.

Breast cancer screening is an intensely competitive industry.  Current testing methods are well accepted in the industry and there may be resistance to moving from such practices to new technologies.  We compete with companies that are attempting to do breast cancer screening using other, and similar, techniques.  These techniques include infrared thermography and other forms of infrared image processing.  In addition, many companies are researching and developing new breast cancer screening methods. If we fail to compete effectively our financial condition will be adversely affected.

We are Dependent  on our Key Personnel

We are dependent upon its senior management, particularly Mr. Thomas DiCicco. The loss or unavailability of Mr. DiCicco could have a material adverse effect on our business, prospects and viability.  There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining additional personnel.  The loss of the services of one or more of our key personnel or the inability to add key personnel could have a material adverse effect on us.

We are Dependent Upon Doctors and Health Centers

Our business is highly dependent upon the acceptance of its product by doctors and health centers.  There can be no assurance that we will be able to attract additional doctors and centers to place systems. There is also no assurance that we will be able to establish and promote the high degree of credibility and high quality of service it must have in order to implement our business plan.

We May be Subject to Product Liability Claims

Providers of medical services to hospitals, doctors and other health care institutions may encounter substantial liability for damages to patients in the event their product proves to be defective.  The Company’s products will be utilized in non-invasive medical procedures and the Company could be subject to claims for personal injuries resulting from the use of its products.  Recent developments in the insurance industry have reduced the availability and increased the costs of liability insurance coverage.  Although the Company may seek to obtain product liability insurance, no assurance can be given that the Company will be able to obtain product liability coverage at a reasonable cost, and its unavailability in the event of personal injury claims could have a material adverse effect on the financial condition and prospects of the Company.

The Charges to the Patient for the use of our BreastScan System may not qualify for Medical Reimbursement

As a result of changes in the health care reimbursement policies of the federal government and some state governmental bodies, payments to hospitals and other health care institutions are restricted according to pre-determined reimbursement schedules.  These measures, together with cost constraints imposed by insurance companies and other third party payers, have affected the marketing of medical products and could limit the ability of hospitals and other health care institutions to acquire our technology.  It could also limit the ability of individuals to afford the use of our technology.  Although management believes it can demonstrate the cost effectiveness of its products under federal Medicare reimbursement regulations, doing so is costly and time consuming.  Moreover, there can be no assurance that additional regulatory changes in the health care industry will not have an adverse effect upon us..

Because we are subject to numerous laws and regulations we could incur substantial judgments, fines, legal fees and other costs.

Our products will be regulated by the Food and Drug Administration and are subject to regulation by other federal and state governmental agencies.  The Food and Drug Administration could require premarket approval of our future products, entailing extensive human and laboratory tests and a lengthy review process.  The cost to us to comply with present and future regulations may be significant. Should we fail to comply with present and future regulations we will be subject to fines, penalties, judgments and legal fees.

We rely on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of our management and other resources and could have a material adverse effect on our business, financial condition, and operating results.

We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying  products. These claims could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis, or terminate marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of our management and other resources and could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to successfully Market our BreastScan Product

Whether our BreastScan product can be marketed successfully depends largely on whether the product meets market needs, whether it encounters substantial market competition and whether we have an adequately trained staff to market the product, among other factors.  There can be no assurance that Sentinel BreastScan System can be successfully delivered to meet market needs.  Although we are aware of no products now being developed or marketed that would perform significant portions of the functions of the Sentinel BreastScan System, it is possible that the product will encounter substantial market competition.  There are other entities and institutions, both public and private, engaged in imaging for purposes of diagnosing breast cancer.  Many of these entities and institutions have substantially greater capital and research and development resources than us and may be able to respond more quickly and efficiently to new technologies or requirements and to devote greater managerial or financial resources than ys to market their businesses and to develop and promote new and existing methods and technologies.  There can be no assurance that our current or future competitors will not develop products or services that may be superior in one or more respects to ours or that may gain greater market acceptance.  There can be no assurance that we will be able to compete successfully against the wide range of current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business operating results and financial condition.

We do not currently have any general liability insurance to protect us in case of customer or other claims.

We do not have any general liability insurance to cover any potential claims to which we are exposed. Any imposition of liability would increase our operating losses and reduce our net worth and working capital.

We do not intend to Declare Dividends

We have never declared or paid dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On July 28, 2011, we issued 14,440,000 shares of our restricted common stock to Michael DiCicco for services rendered to us.

On July 28, 2011, we issued 11,740,000 shares of our restricted common stock to Joseph Safina for services rendered to us.

On July 28, 2011, we issued 11,740,000 shares of our restricted common stock to Joseph Babiak, in exchange for services rendered to us.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

 On May 25, 2011, the holders of a majority of our outstanding common shares approved the following:
(i) election of Thomas DiCicco and Michael DiCicco as our two Directors for the coming year;
(ii) selection of Peter Messineo, CPA as our independent auditor for the year ending December 31, 2011;
(iii) an amendment to our Articles of Incorporation increasing the shares of authorized common stock, par value $0.0001 per share, from 200,000,000 to 500,000,000 and authorizing 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share;
(iv) an amendment to our Articles of Incorporation changing our name to Computer Vision Systems Laboratories Corp; and
(v) changing our domicile from Delaware to the state of Florida.

On July 29, 2011 our majority shareholder approved a one (1)  share for ten (10) share reverse stock split of our common shares which will result in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split will become effective on August 30, 2011.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)

31.1	Rule 13a-14(a)/15d14(a) Certifications of David F. Hostelley, the CFO (attached hereto)

32.1	Section 1350 Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director(attached hereto)

32.1	Section 1350 Certifications of David F. Hostelley, CFO, (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: August 18, 2011.	By:	/s/ Thomas DiCicco
	Title:	Thomas DiCicco
President, Chief Executive Officer