Form 10-Q
period 2011-09-30
Computer Vision Systems Laboratories Corp.
filed 2011-11-14
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011 there were 23,674,008 shares of common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER VISION SYSTEMS LABORATORIES CORP.
formerly
CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

September 30, 2011

Financial Statements-

Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended September30, 2011 and 2010 (Unaudited) and Cumulative from Inception (Unaudited)	F-3

Condensed Statement of Stockholders’ Equity for the Period from Inception Through September 30, 2011 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 (Unaudited) and 2010 (Unaudited) and Cumulative from Inception (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statement reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
	-	-
Other Assets (Prototype)	$2,000
Total Assets	$2,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable – trade	801	$3,174
Accrued liabilities	-	12,000
Due to related parties	86,380	7,000
Total liabilities	87,181	22,174
	87,181	22,174

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares
Authorized; -0- issued and outstanding
Common stock, par value $.0001 per share, 490,000,000 shares authorized; 23,674,008 and 19,690,000 shares issued and
outstanding, respectively *	2,367	1,969
Additional paid-in capital	1,286,972	327,750
(Deficit) accumulated during the development stage	(1,374,520)	(351,893)
Total stockholders' equity (deficit)	(85,181)	(22,174)

Total Liabilities and Stockholders' Equity (Deficit)	$2,000	$-

See the accompanying notes to unaudited financial statements

 * On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statement reflect the reverse stock split.  Prior year share and common stock values have been retroactively restated for comparative presentation.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Statements of Operation
(Unaudited)

					From Inception
					(April 26, 2007)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	582,660	6,000	582,660	78,000	630,876
Consulting - related parties	367,560	-	398,960	30,000	570,070
Audit and accounting fees	500	3,500	4,500	11,000	72,730
Legal fees	25,395	-	64,169	1,500	84,659
SEC and other public expense	2,599	804	6,569	2,861	41,059
Other administrative	-	-	-	50	10,613
Amortization	-	-	-	64	725
Total operating expenses	978,714	10,304	1,056,858	123,475	1,410,732

Loss from Operations	(978,714)	(10,304)	(1,056,858)	(123,475)	(1,410,732)

Other Income (Expense):
Interest income	-	-	-	825	1,981
Settlement of Debt	-	-	34,231	-	34,231
Net Loss	$(978,714)	$(10,304)	$(1,022,627)	$(122,650)	$(1,374,520)
(Loss) Per Common Share:
Basic and Diluted	$(0.0434)	$(0.0019)	$(0.0493)	$(0.0227)

Weighted average number of shares	22,563,478	5,410,000	20,740,403	5,410,000
Basic and diluted net loss per share	$(0.0434)	$(0.0019)	$(0.0493)	$(0.0227)

See the accompanying notes to unaudited financial statements

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statement reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit )

					Deficit
					Accumulated
	Common Stock			Additional	During the
				Paid-In	Development
	Shares *		Amount	Capital	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	-		-	-	-	-
Issuance of common stock for :
Cash	40,000,000		$4,000	$(3,000)	$-	$1,000
Cash	14,000,000		1,400	108,490	-	109,890
Deferred Offering Costs	-		-	(20,000)	-	(20,000)
Services	100,000		10	515	-	525
Net loss for the period	-		-	-	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000		5,410	86,005	(98,121)	(6,706)

Net loss for the period	-		-	-	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000		5,410	86,005	(139,507)	(48,092)

Common stock issued for cash	13,600,000		1,360	26,140	-	27,500
Net loss for the period	-		-	-	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000		6,770	112,145	(209,373)	(90,458)

Common stock issued for services	1,200,000		120	23,880	-	24,000
Common stock issued for services	2,000,000		200	59,800	-	60,000
Common stock issued for services	1,000,000		100	29,900	-	30,000
Common stock issued for cash	125,000,000		12,500	82,500	-	95,000
Contributed capital	-		-	1,804	-	1,804
Net loss for the period	-		-	-	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000		19,690	310,029	(351,893)	(22,174)

Common stock issued for services	2,000,000		200	8,200	-	8,400
Contributed to capital	-		-	10,000	-	10,000
Common stock issued for services	37,840,000		3,784	937,436		941,220
Reverse split 1:10	( 213,065,992	)**	(21,307)	21,307		-
Net loss for the period (unaudited)	-		-	-	(1,022,627)	(1,022,627)

BALANCE, September30, 2011	23,674,008		$2,367	$1,286,972	$(1,374,520)	$(85,181)

See the accompanying notes to unaudited financial statements

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statement reflect the reverse stock split.

** Shares reflected from the reverse split have been rounded to whole shares, causing a difference of 8 shares.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			(April 26, 2007)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(1,022,627)	$(122,650)	$(1,374,520)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	959,620	114,000	1,074,145
Amortization		(725)	725
Gain on extinguishment of liabilities		64	(725)
Changes in assets and liabilities:
Accounts payable and accrued expenses	65,007	(15,085)	80,181
Total Cash Used For Operating Activities	2,000	(24,396)	(220,194)

Cash Flows From Financing Activities
Proceeds from related party loans		2,500	172,054
Payments on related party loans		(76,054)	(163,250)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from sale of common stock	-	95,000	233,390
Contribution by shareholder	-		-
Total Cash Provided by Financing Activities	-	21,446	222,194

Cash Flows From Investing Activities
Prototype	(2,000)		(2,000)
Total Cash Used For Investing Activities	(2,000)		(2,000)

Net Increase (Decrease) in Cash	-	(2,950)	-

Cash at Beginning of Period	-	2,950	-

Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Disclosure:
Contribution of shareholder debt	$10,000	$-	$10,000

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Condensed Notes to Financial Statement (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010 and for the
Period April 26, 2007 (Date of Inception) through September 30, 2011 (Unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes are presented as permitted by Form 10-Q and accordingly, do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Certain reclassifications have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the periods ended September 30, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  The company had no cash at September 30, 2011 as well as December 31, 2010.

Prototype

The Company issued a purchase order to have a prototype built of the maneuverable coiled guidewire.  The Company will begin amortizing it over a five-year life once it is put into use.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments, primarily accounts payable and accrued expenses, approximated fair value due to their short-term nature and maturity.

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

(3)           Common Stock

On January 12, 2010, the Company issued 1,200,000 (pre-reverse split) shares of its common stock, par value $0.0001 per share, to a Director and officer as compensation for consulting services rendered amounting to $24,000 for services rendered, and to be rendered during the year ending December 31, 2010.

On May 15, 2010, the Company issued 2,000,000 (pre-reverse split) shares of common stock to Mr. Asher Zwebner, a former officer and Director or the company in exchange for the release of liabilities owed to him by the Company. The transaction was valued at $60,000.

 On May 15, 2010, the Company issued 1,000,000 (pre-reverse split) shares of common stock to Mr. Joseph Raz in exchange for the release of liabilities owed to him by the Company. The transaction was valued at $30,000.

On June 8, 2010, the Company sold an aggregate of 125,000,000 (pre-reverse split) shares of Common Stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000 pursuant to an Agreement for the purchase of common stock. The share transaction represented approximately 63.5 percent of the total outstanding securities of the Company, and resulted in a change in control of the Company.

On March 10, 2011, David Hostelley, was named the Chief Executive Officer, President, Chief Financial Officer and Director of the Company. For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 (pre-reverse split) shares of Common Stock of the Company. The stock was valued at $8,400 based the current fair market price.

On May 15, 2011 a shareholder, who was owed $10,000 from loans to the Company agreed to contribute that amount to the Company as contributed capital.

On July 28, 2011, the Company issued our restricted common stock for services rendered to: Michael DiCicco (14,440,000 pre-reverse split shares, valued at $358,560), our Vice President and Director and Related Party; Joseph Safina (11,740,000 pre-reverse split shares, valued at $291,330); and Joseph Babiak (11,740,000 pre-reverse split shares, valued at $291,330).

On July 29, 2011 the Company’s majority shareholder approved a one (1) share for ten (10) share reverse stock split of its common shares which resulted in its shareholders receiving one (1) common share for every ten (10) shares held. The reverse split became effective on August 30, 2011. Shares presented in the financial statement reflect the the reverse stock split.

(4)           Related Party Transactions

On July 11, 2011,the Company entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by Thomas DiCicco,  our Chief Executive Officer and Director wherein the Company obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  The Company  agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. The Company is required to pay the $75,000 balance upon the earlier of (i) its  receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If the Company fails to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) the Company will hold no interest or license to the Intellectual Property; and (iii) the Company  will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.

The Agreement terminates on July 11, 2021. Under the terms of the Agreement, the Company may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

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

On July 28, 2011, the Company issued our restricted common stock for services rendered to: Michael DiCicco (14,440,000 shares, valued at $358,560), our Vice President and Director and Related Party.

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

(5)           Change in Management

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.

Our former sole director, David Hostelley, resigned as our director and appointed Thomas DiCicco and Michael DiCicco as our two directors effective May 17, 2011, and Thomas DiCicco was appointed as our Chief Executive Officer.

(6)           Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the CompanyThe Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

(7)           Subsequent Events

On November 9, 2011, the Company's board of directors approved an undetermined number of its common shares for future issuance for services rendered which can be issued at the discretion of its board of directors.

During November 2011, the Company issued $ 470,000 worth of convertible notes to three investors. The notes are convertible at the price per share which is 20% less than the daily average of the Company's bid and ask price for the thirty days prior to the date that the Holder delivers a notice of conversion to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Cardio Vascular,” “we,” “our” or “us” refer to Computer Vision Systems Laboratories Corp. unless the context otherwise indicates.

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

Corporate History

We were formed in the State of Delaware on April 26, 2007 as Cardio Vascular Medical Device Corp to engage in the manufacturing and distribution of maneuverable-coiled guidewire

On June 27, 2011, we (i) amended our Articles of Incorporation increasing our authorized common stock, par value $0.0001 per share, from 200,000,000 to 500,000,000 with  490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share; (ii) changed our name to Computer Vision Systems Laboratories Corp; and (iii) changed our domicile from Delaware to the state of Florida.  On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which resulted  in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split became effective on August 30, 2011.

Business Description

On July 11, 2011, we entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive officer and Director Thomas DiCicco wherein we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”). The Sentinel BreastScan system received Food and Drug Administration (“FDA”) approval in February of 2004. We acquired rights to use, license and commercialize the following:

·	Infrared Sciences Trademark and/or Service mark
·	Sentinel Breast Scan Trademark and/or Service mark
·	BreastScan IR Trademark and/or Service mark

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

We continue to evaluate fabrication of a prototype for our patented maneuverable-coiled guidewire which was granted a patent on November 28, 2006 and assigned the United States Patent No. 7,141,024. In connection with this technology, our chief Executive Officer, Thomas DiCicco, an engineer with extensive experience in the design and development of high technology products, has evaluated our maneuverable coiled guidewire for use in connection with interventional procedures in the medical industry and is presently evaluating whether or not a prototype can be completed.

Plan of Operation

Our common stock is currently traded on the OTC BB and OTCQB under the symbol CVSL.OB. We have obtained a worldwide exclusive licensing agreement with Infared Sciences Corp., maker of the Sentinel BreastScan, an advanced breast cancer detection system.

We also hold the US patent (#7141024) for an innovative Steerable Guidewire applicable for all PCTA (angioplasty) procedures. The novel  guidewire overcomes the limitations of the existing generation of guidewires because it has a steerable tip that can bend as much as the doctor determines and controls from outside the body..

New funding is critical to our future growth. If funds are secured, we plan to  identify and hire additional management and marketing executives, as well as customer service personnel. We plan to focus our  initial operations in the state of Florida.  We plan to lease the Sentinel BreastScan directly to doctors and other qualified medical professionals through a third party leasing company.  We plan to use third parties to manufacture the  guidewire  through licensing, partnership  or similar agreements.

Our business strategy for the Sentinel BreastScan is to lease the imaging equipment to qualified doctors and facilities and charge a per-use fee. We also intend to  establish  clinics in high traffic retail areas, such as malls or shopping centers, which will be under the oversight of medical doctors. We plan to seek strategic partnerships and / or licensing agreements with one or more major industry entities and to establish our  market position,

We placed a purchase order to a leading guidewire fabrication company for construction of  a working prototype of our patented guidewire device. We believe that a prototype will give us the ability to prove out the design and to conduct demonstrations of the device for other interested parties and potential strategic partners.

Results of Operations For the three months and nine months ending September 30 2011 compared to the three and nine months ending September 30, 2010.

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with our  Form 10-K for the year ending December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. Results for interim periods may not be indicative of results for the full year.

Revenues

We are in our development stage and did not generate any revenues for the three and nine months ended September 30, 2011, and 2010.

Total operating expenses

During the three and nine months ended September 30, 2011 , and 2010, total operating expenses were $978,414 and  $1,056,858 respectively for 2011 and $10,304 and $123,475 respectively for 2010. Increase in operating expenses were due to consulting expenses recognized in 2011, as well as an increase in the general and administrative expenses in 2011, primarily legal fees of $25,395 and $64,169 respectively for the three and nine month periods September 30, 2011.

Net loss

During the three and nine months ended September 30, 2011, and 2010 the net loss was $978,714, $1,022,627, $10,304 and $122,650, respectively.  Increase in loss was due to the recognition of consulting expense to related party, as well as other consultants; additionally, we realized a $34,231 Gain resulting from the settlement of outstanding debt.

Going Concern Consideration

While our management believes that we will be successful in our planned operating activities, there can be no assurance that we will be successful in our planned distribution of the Sentinel BreastScan or the development of a prototype of our  patent for maneuverable-coiled guidewire, commercialization of the prototype, sale of our planned products, technology, or services that will generate sufficient revenues to earn a profit and sustain our  operations.  We also  plan to conduct additional capital formation activities through the issuance of its common stock and to commence marketing our products. The financial statements contained herein for the three and nine month periods ended September 30, 2011, contain additional note disclosures describing the circumstances related to our ability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had cash in the amount of $0 and $0 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.   We are dependent on cash flow funding from the majority shareholder to meet the operating cash requirements, however there is no written agreement to continue such funding.

We do not believe that its available funds will be sufficient to fund our expenses over the next 12 months. We will require obtain additional capital in order to develop our business operations and generate revenues. . In order to obtain capital, we will likely need to offer additional shares of our  common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We have no current  agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have  no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes  in  our  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during our last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

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

Our operations to date have consisted primarily of developing our operating plan. We have no operating history upon which an evaluation of our potential success or failure can be made. As of our fiscal year ended December 31, 2010 and September 30, 2011 we had an accumulated deficit. Our ability to generate revenues and become profitable is dependent upon our ability to commercialize our intellectual property.   We expect to incur additional operating losses in the future due to commercialization of our intellectual property.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.

The development of our Sentinel BreastScan requires significant outlays of capital and generally offers limited success probability. Our cash as of September 30, 2011 is insufficient to meet our current operating cash requirements. We need to raise a significant amount of capital to pay for our planned business and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to commercialize our intellectual properties and our business will likely fail. Even assuming that we obtain the required financing, if our products are not accepted by our market, you will lose your entire investment.

We are dependent upon New Technology

Our Sentinel BreastScan System is relatively new and has not yet achieved widespread acceptance in the health care industry.  Our success is almost entirely dependent upon our ability to successfully market the Sentinel BreastScan System. The system may have other applications with relation to detection of other cancers including skin and cervical cancer but we are not focusing on research in those areas and may not do so in the future.

No Established Medical Community Standards

Our BreastScan technology is new and no established medical standards exist.  Therefore, we are unable to say how satisfactory its product will be if future standards are set by the medical community.

Competition

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

Dependence on Key Personnel

We are dependent upon our senior management, particularly Mr. Thomas DiCicco. The loss or unavailability of Mr. DiCicco could have a material adverse effect on our business, prospects and viability.  There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining additional personnel.  The loss of the services of one or more of our key personnel or the inability to add key personnel could have a material adverse effect on us.

Dependence Upon Doctors and Health Centers

Our business is highly dependent upon the acceptance of its product by doctors and health centers.  There can be no assurance that we will be able to attract additional doctors and centers to place systems. There is also no assurance that we will be able to establish and promote the high degree of credibility and high quality of service it must have in order to implement our business plan.

Product Liability

Providers of medical services to hospitals, doctors and other health care institutions may encounter substantial liability for damages to patients in the event their product proves to be defective. Our products will be utilized in non-invasive medical procedures and we  could be subject to claims for personal injuries resulting from the use of its products.  Recent developments in the insurance industry have reduced the availability and increased the costs of liability insurance coverage.  Although we  may seek to obtain product liability insurance, no assurance can be given that we will be able to obtain product liability coverage at a reasonable cost, and its unavailability in the event of personal injury claims could have a material adverse effect on our  financial condition and prospects.

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

Governmental Regulation

Our products will be regulated by the Food and Drug Administration and are subject to regulation by other federal and state governmental agencies.  The Food and Drug Administration could require premarket approval of our future products, entailing extensive human and laboratory tests and a lengthy review process.  The cost to us to comply with present and future regulations may be significant.

Marketing and Competition.

Whether our BreastScan product can be marketed successfully depends largely on whether the product meets market needs, whether it encounters substantial market competition and whether we have an adequately trained staff to market the product, among other factors.  There can be no assurance that Sentinel BreastScan System can be successfully delivered to meet market needs.  Although we are aware of no products now being developed or marketed that would perform significant portions of the functions of the Sentinel BreastScan System, it is possible that the product will encounter substantial market competition.  There are other entities and institutions, both public and private, engaged in imaging for purposes of diagnosing breast cancer.  Many of these entities and institutions have substantially greater capital and research and development resources than us and may be able to respond more quickly and efficiently to new technologies or requirements and to devote greater managerial or financial resources than us to market their businesses and to develop and promote new and existing methods and technologies.  There can be no assurance that our current or future competitors will not develop products or services that may be superior in one or more respects to ours or that may gain greater market acceptance.  There can be no assurance that we will be able to compete successfully against the wide range of current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business operating results and financial condition.

No Dividends

We have never declared or paid dividends and do not anticipate paying cash dividends in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities

On July 28, 2011, we issued 14,440,000 shares of our restricted common stock to Michael DiCicco for services rendered to us.

On July 28, 2011, we issued 11,700,000 shares of our restricted common stock to Joseph Safina for services rendered to us.

On July 28, 2011, we issued 11,700,000 shares of our restricted common stock to Joseph Babiak, in exchange for services rendered to us.

On November 9, 2011, our board of directors approved the future issuance of shares of our common stock for services rendered to us with amounts prices determined at the discretion of our board of directors.

During November 2011, we issued $ 470,000 worth of convertible notes to three investors. The notes are convertible at the price per share which is 20% less than the daily average of our bid and ask price for the thirty days prior to the date that the Holder delivers a notice of conversion to us.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which resulted in our shareholders receiving one (1) common share for every ten (10) shares held. The reverse split became effective on August 30, 2011.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of David F. Hostelley, the CFO (attached hereto)

32.1	Section 1350 Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of David F. Hostelley, CFO, (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: November 14, 2011	By:	/s/ Thomas DiCicco
	Title:	Thomas DiCicco
President, Chief Executive Officer