Form 10-Q/A
period 2011-09-30
Computer Vision Systems Laboratories Corp.
filed 2011-11-14
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explainatory note:

This amendment is being filed to correct the XBRL exhibit filing which was not included in the previous filing due to an error by our EDGAR filing agent. No other changes have been made to this Form 10-Q.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of David F. Hostelley, the CFO (attached hereto)

32.1	Section 1350 Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of David F. Hostelley, CFO, (attached hereto)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIO VASCULAR MEDICAL DEVICE CORP .

Dated: November 14, 2011	By:	/s/ Thomas DiCicco
	Title:	Thomas DiCicco
President, Chief Executive Officer