Form 10-K
period 2011-12-31
Computer Vision Systems Laboratories Corp.
filed 2012-04-16
CIK 1403085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2011

Commission file number: 00-52818

COMPUTER VISION SYSTEMS LABORATORIES CORP.
(Exact name of Registrant as specified in its charter)

Florida	45-4561241
(State of Incorporation)	(I.R.S. Employer Identification No.)

(Address of principal executive offices)

888-406-5743
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the Registrants most recently computed fiscal quarter. $25,096,886 based upon $.057 per share which was the last price at which the common equity purchased by non-affiliates was last sold at the end of the last fiscal quarter.

The number of shares of the Registrant’s common stock issued and outstanding as of April 16, 2012, was 43,927,929 shares.

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Computer Vision” refer to Computer Vision System Laboratories Corp., unless the context otherwise indicates.

Corporate Overview.
We are a Florida corporation originally formed in the state of Delaware on April 26, 2007, to engage in the licensing of manufacturing and distribution of a maneuverable-coiled guidewire, and the distribution and operation of the Sentinel BreastScan.  Our address is 101 Plaza Real, Suite 201 S, Boca Raton, Florida 33432.  We are a development stage company and have not generated revenues from operations during our last two fiscal years.

We have never been involved in a bankruptcy, receivership or similar proceeding.

On June 27, 2011, we: (i) amended our Articles of Incorporation to increase our authorized common stock, par value $0.0001 per share, from 200,000,000 to 500,000,000 and designated 490,000,000 of these shares as common stock and 10,000,000 as “blank check” preferred stock; (ii) changed our name to Computer Vision Systems Laboratories Corp.; and (iii) changed our domicile from the state of Delaware to the state of Florida.

On July 29, 2011, our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares which resulted in our shareholders on the effective date of August 30, 2011, holding one (1) common share for every ten (10) shares held.

Business Description.
We are engaged in the development of products intended for medical use.  We are a development stage company and have not generated revenues from operations during our last two fiscal years. We are presently developing two products, the Sentinel BreastScan System and a patent maneuverable-coiled guidewire.

The Sentinel BreastScan System.
On July 11, 2011, we entered into an agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive Officer and Director, Thomas DiCicco.  Pursuant to the agreement we:

i. obtained an exclusive ten year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan; and

ii. acquired rights to use, license and commercialize the Infrared Sciences, Sentinel BreastScan and BreastScan IR Trademark and/or Service marks.

We are required to pay $250,000 (the “Licensing Fee”) in exchange for the rights granted under the Agreement.  Of this amount, a non-refundable payment of $175,000 was made.  We are required to pay the $75,000 balance upon the earlier of July 11, 2013, or our receipt of funding of at least $500,000.  If we fail to tender the final payment of $75,000 when due: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) we will hold no interest or license to the Intellectual Property; and (iii) we forfeit the non-refundable payment of $175,000.  Under the terms of the Agreement, we were also granted an option purchase all rights to the Sentinel BreastScan, upon payment of an additional $250,000.  The option to purchase terminates on July 11, 2013.  The Agreement terminates on July 11, 2021.

As of this Annual Report on Form 10-K, we have no customers and are not marketing the product.   To commence distribution of the product, we must establish and maintain an Food and Drug Administration (“FDA”) approved quality system, and to register the Company as an FDA approved medical device manufacturer.  We have not yet applied for FDA approval as a medical device manufacturer.

The Sentinel BreastScan is designed to be a non-invasive screening system that serves as an adjunct to conventional breast cancer detection modalities, including Clinical Breast Examination (“CBE”), which provides information to doctors on overall breast health. Infrared imaging is a non-invasive technique completely free of the dangers associated with X-ray radiation.  High resolution dynamic digital infrared imaging is complementary to X-ray and magnetic resonance imaging (“MRI”). MRI and CT scans and X-ray mammograms demonstrate structural elements and their anatomical relationships in the body, while high resolution dynamic digital infrared imaging reveals the ongoing physiological processes associated with blood supply and angiogenesis within the body.

We do not have FDA approval of the system. The Sentinel BreastScan develops high resolution digital infrared imaging intended to aid in the detection of breast cancer. If we obtain FDA approval of the system, we plan to lease the system to doctors and medical facilities and charge a per-use fee and seek strategic partnerships and licensing agreements with one or more third parties to manufacture and distribute the product.

The Sentinel BreastScan is designed to provide infrared imaging data of the portions of the body under examination, analyze the data, and recover meaningful physiological information from the data to support clinical judgment.  The processed image, with sites of specific interest clearly identified, provides the physician a graphic summary of the test data in real time as well as with a written (text) report.  The Sentinel BreastScan System uses a Windows-based, graphic user interface which provides ease of operation and includes such features such as on-screen prompts, keyboard and mouse activated controls, as well as maximum hands-off program automation.

The system consists of a computer, loaded with proprietary software, an infrared camera, an air conditioning unit, and a specially constructed chair.  The patient sits in the chair, which is located approximately five feet away from the camera, and the camera takes a series of 3,000 images over a four minute period.  Unlike mammography or x-rays, which emit potentially harmful radiation, the infrared technology is passive and does not emit any harmful radiation.  In addition, with the Sentinel BreastScan System, the patient can relax comfortably seated in a chair while the test is being performed.  This is unlike the experience of mammography, during which there is considerable compression of the breast, which can be uncomfortable.

The Sentinel BreastScan System is designed to be administered by a medical technician rather than a doctor or registered nurse.  The system has been fully automated so that once the patient sits down, the technician can start the test with several keystrokes.  Within 30 seconds after completing the test, the computer produces a written report that specifically identifies potential problem areas.

According to the article, “Effectiveness of a noninvasive digital infrared thermal imaging system in the detection of breast cancer” (Nimmi Arora, MD, et al., American Journal of Surgery (2008) 196, 523-526), in a prospective clinical trial, 92 patients for whom a breast biopsy was recommended based on prior mammogram or ultrasound underwent the Sentinel BreastScan test.  The BreastScan identified 58 of 60 malignancies with 97% sensitivity and 44% specificity.

Patented Guidewire.
We hold a patent from the United States Patent and Trademark Office which was granted on November 28, 2006, entitled the “Maneuverable-Coiled Guidewire,” (United States Patent No. 7,141,024).  The inventor of the technology covered by such patent was Benny Gaber. We acquired the patent and all other intellectual property rights relating on May 28, 2007, in exchange for future royalties of 5% of our revenues derived from the sale and/or licensing and/or manufacturing of the related patent.  On such date, we entered into a Patent Transfer and Sale Agreement with Benny Gaber, our then President and Director,  pursuant to which Mr. Gaber surrendered all of his rights, title, and interest in the patent and other intellectual property rights related thereto. The assignment was recorded with the United States Patent and Trademark Office on June 5, 2007.

The invention is characterized by a maneuverable-coiled guidewire.  A guidewire is a slender flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to the insertion into the arteries. The surgeon, by twirling and manipulating it back and forth, tries to insert the tip into the desired branch when in a bifurcation.  The invention is based on the “Buckling” theory in which the tip is bent according to the force applied to it.  Our principal business plan is to seek third party entities interested in licensing the rights to manufacture our product.

Once a valid prototype is working, we plan to start conducting trials in medical clinics and /or hospitals.  Based on the results of these trials, we in conjunction with the third party manufacturers we intend to apply for FDA approval (501k).  If FDA approval is received, we will seek to license the related technology to medical companies, strategic partners and/or manufacture the products for medical clinics and/or hospitals.

During the fiscal year ending December 31, 2011, we successfully fabricated our coiled guidewire in cooperation with Custom Wire Technologies, a guidewire fabrication company.  We have opened communications with leading manufacturers and distributors of guidewire products to solicit their interest in licensing or purchasing rights to the patented device.  We do not intend to be involved in the manufacturing or distribution of any finalized guidewire product and intend to license or sale the rights to the technology.

On February 15, 2012, and January 17, 2012, we filed U.S. applications trademark protection for two names we plan to use for our guidewire devices.

Manufacturing of our Products.
We will rely on third parties to develop a prototype and to work with us to manufacture the guidewire and Sentinel BreastScan products.  We do not presently have agreement to manufacture our products.  If we obtain manufacturing agreements for our products and such agreements are not satisfactory, we may not be able to develop or commercialize our products in an economical manner, or at all.  Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position.  If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize our products.

Competition.

Guidewire.
There are several companies in the guidewire field, including major companies such as J&J, Boston Scientific, Cook Medical, Medtronic, Inc., and Bard.  Such companies offer a variety of products that are specifically related for the usage of a guidewire.  The total number of guidewires in use today worldwide is estimated at more than 4,500,000 annually.  We are not aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature based on the “Buckling” theory in which the tip is bent according to the force applied to it, whereby the time to reach the site is diminished; however, there is no assurance that other companies are not using a technology similar to the buckling theory.  There is no assurance that our guidewire product will successfully compete with other similar products.

BreastScan.
Breast cancer screening is an intensely competitive industry.  Current testing methods are well accepted in the industry and there may be resistance to moving from such practices to new technologies. We compete with companies that are attempting to do breast cancer screening using other, and similar, techniques.  These techniques include infrared thermography and other forms of infrared image processing.  In addition, many companies are researching and developing new breast cancer screening methods.  These companies have greater experience and resources than us and we may be unable to effectively compete with such companies.

Dependence upon one or a few Customers.
We do not have any customers for our products.  We do not anticipate becoming dependent upon one or a few customers.  Should we enter into a co-partnering, joint venture or supplier agreement with other companies that provide for the supply of our products, we may have a single or a few customers that account for more than ten percent of our business.

Suppliers.
We will require a dependable supply of materials for our future products.  We do not have any agreements or current arrangements to obtain a guaranteed supply of materials required to make our products.  We will obtain our materials on an as-needed basis from multiple suppliers that exist in each of the materials we require.  As such, we do not expect to encounter any supply difficulties.  However, we may encounter shortages or supply interruptions, which could result in increased costs for our products or significant delays in the manufacturing process, each of which would have a material adverse effect on our revenues.  We may from time to time enter into written agreements should we obtain favorable supplier, delivery, and price terms.

Raw Materials.
We are not dependent upon raw materials in the manufacturing of our products.

Back Log.
We have no orders for our maneuverable-coiled guidewire or BreastScan products.

Research and Development.
We have not spent funds on research and development in the past three years.

Compliance with Laws.
Our products will be regulated by the Food and Drug Administration (“FDA”) and are subject to regulation by other federal and state governmental agencies.  The FDA could require premarket approval of our future products, entailing extensive human and laboratory tests and a lengthy review process.  The cost to us to comply with present and future regulations may be significant.

Conflicts of Interests.
We acquired the rights to the BreastScan System from a corporation controlled by our Chief Executive Officer and Director, Thomas DiCicco, and as such, the Agreement was not an arm’s length transaction.  From time to time, our officers and directors are and in the future may be involved in other ventures, any of which may compete with our business.  Additional conflicts of interest and non-arm’s length transactions may also arise in the future in the event that one of our officers or directors is involved in the management or ownership of any entity with which we transact business.  While our officers and directors expect to enter into any related party transactions on terms that are fair to us and similar to those that would be acceptable in an unrelated party transaction, there can be no assurance that any related party transactions with our officers or directors will be on terms that are fair to us.  In some instances, opportunities may be presented to our officers or directors that would be appropriate for us as well as other ventures in which our officers and directors are engaged.  There can be no assurance that this assumption is correct or that our officers and directors will resolve potential conflicts of interest in a manner to our benefit.  We do not have any policy that addresses the resolution of conflicts of interest with our officers or directors.

Intellectual Property.
We hold U.S. Patent No. 7,141,024, with respect to our maneuverable-coiled guidewire.

On July 11, 2011, we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  We acquired rights to use, license and commercialize the Infrared Sciences, Sentinel BreastScan and the BreastScan IR Trademark and/or Service mark.

On February 15, 2012, and January 17, 2012, we filed U.S. applications trademark protection for two names we plan to use for our guidewire devices.

We believe that the future cost of compliance with existing environmental laws will not have a material adverse effect on our business, financial condition or results of operations.  However, future events, such as changes in existing environmental laws or their interpretation or the discovery of presently unknown conditions, may give rise to additional compliance costs or liabilities for the subsidiaries that could have a material adverse effect on our business, financial condition or results of operations.

Employees.
Our Chief Executive Officer and director, Thomas DiCicco devotes 10 hours minimum per month to us.  Once we generate revenues, if ever, we expect that our Chief Executive Officer will devote an increasing but presently indeterminable percentage of his time to us.

Our vice president and director Michael DiCicco devotes 10 hours minimum per month to us.  Once we generate revenues, if ever, we expect that our vice president will devote an increasing but presently indeterminable percentage of his time to us.

Our director, Douglas Miscoll devotes 10  hours minimum per month to us.

We have engaged consultants on an as-needed basis to provide book-keeping, assistance with fabricating the prototype for our guidewire, consulting with respect to financial, business, and marketing, operations management and strategic introductions.

Item 1A.  Risk Factors

Because our auditors have issued a going concern opinion and we may be unable to achieve our objectives, we may have to suspend our business operations should sufficient financial resources be unavailable.
Our auditors’ report in our December 31, 2011 consolidated financial statements for our fiscal year ending December 31, 2011 expressed an opinion that our capital resources as of December 31, 2011 are insufficient to sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

We have minimal operations, no revenues and no current prospects for future revenues, and we expect losses to continue into the future.
Our operations to date have consisted primarily of developing our operating plan. We have no operating history upon which an evaluation of our potential success or failure can be made.  As of our fiscal year ended December 31, 2010 and December 31, 2011, we had an accumulated deficit.  As of our fiscal year ended December 31, 2011, we had an accumulated deficit of $1,645,000.  Our ability to generate revenues and become profitable is dependent upon our ability to commercialize our two products.  We expect to incur additional operating losses in the future due to commercialization of our intellectual property.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.
The development of our Sentinel BreastScan and maneuverable-coiled guidewire will require significant outlays of capital and generally offers limited success probability. Our cash as of December 31, 2011, was $110 and is insufficient to meet our current operating cash requirements.  We need to raise a significant amount of capital to pay for our planned business and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to commercialize our intellectual properties and our business will likely fail.  Even assuming that we obtain the required financing, if our products are not accepted by our market, you will lose your entire investment.

We are subject to government regulation and failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
Our Sentinel BreastScan is subject to regulation by the FDA and other federal and state regulatory agencies. Pursuant to FDA regulations, we must obtain either a 510(k) clearance or premarket authorization (“PMA”) prior to marketing our products in the United States.  If we do not obtain such clearance or PMA, we will not be able to implement our current business plan, and may be unable to generate any revenues.  The clearance and approval process for both the FDA and can be costly, time consuming and uncertain.  There can be no assurance that we will receive these clearances, or that we will have sufficient resources to commence or complete the regulatory approval process.  Delays in obtaining such clearances or PMAs or changes in existing requirements could have a material adverse effect on our business and operations.  Even if we do obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed.  Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens.  Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Our inability to complete our clinical testing and product development activities would severely limit our ability to operate or finance operations.
In order to commercialize our products, we must complete substantial clinical trials, and obtain sufficient safety and efficacy results to support required registration approval and market acceptance.  We may not be able to successfully complete the development of our products, or successfully market our technologies or products.  We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products.  Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result.  Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates.  If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of the issues.

Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.
Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the marketplace at a level that would allow us to operate profitably.  Our products may be unable to achieve commercial acceptance for a number of reasons, such as the availability of alternatives that are less expensive, more effective, or easier to use; the perception of a low cost-benefit ratio for the product amongst our market, including screening centers, hospitals, radiologists and physicians; or an inadequate level of product support.  Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

We are dependent upon New Technology.
Our Sentinel BreastScan System is relatively new and has not yet achieved widespread acceptance in the health care industry.  Additionally, our maneuverable-coiled guidewire is based upon a “buckling theory” in which the tip is bent according to the force applied which is not a commerically accepted application for guidewire.  Our success is entirely dependent upon our ability to successfully commercialize our two products, the Sentinel BreastScan System and the buckling coiled guidewire.

Our inability to complete our product development activities would severely limit our ability to operate or finance operations.
We may not be able to successfully complete the development of our products, or successfully market our technologies or products.  We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products.  Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result.  Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates.  If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of the issues.

Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.
Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the marketplace at a level that would allow us to operate profitably. Our products may be unable to achieve commercial acceptance for a number of reasons, such as the availability of alternatives that are less expensive, more effective, or easier to use; the perception of a low cost-benefit ratio for the product amongst our market, including screening centers, hospitals, radiologists and physicians; or an inadequate level of product support.  Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

The market for our products will be heavily dependent on third-party reimbursement policies.
In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs.  Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our system by regulating the coverage or level of reimbursement provided by such payors to the physicians and clinics utilizing the Sentinel BreastScan System.  If examinations utilizing the Sentinel BreastScan System are not reimbursed under these programs, or are not adequately reimbursed, our ability to sell the system may be materially adversely affected.  There can be no assurance that third-party payors will provide reimbursement for use of our system.  In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country.  In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement.

We face competition in the medical technology field and if we do not keep pace with our competitors and with technological and market changes, we may not be able to successfully compete.
The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition.  Other companies in the medical device industry may be developing, or could in the future attempt to develop, products that are competitive with ours.  The market in which we intend to participate is highly competitive.  Many of the companies in the cancer diagnostic and screening and maneuverable-coiled guidewire markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience than we do.  Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than ours, or that would render our technology and products obsolete or noncompetitive.  We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing, and sales.  If we are unable to compete successfully, it could have a negative impact on our results of operations and our stock price.

Potential product liability claims could affect our earnings and financial condition.
The nature of our business exposes us to risk for product liability claims, which are inherent in the use of our maneuverable-coiled guidewire and the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer or allegations of malpractice by physicians or those using our system.  Accordingly, there can be no assurance that we can avoid significant product liability exposure.  We currently do not maintain product liability insurance coverage.  Even if we obtain coverage, there is substantial doubt that product liability insurance will cover all liabilities should we face significant claims.  A successful products liability claim brought against us could have a material adverse affect on our business, operating results and financial condition.  Should we be unable to maintain adequate product liability insurance, our ability to market our products will be significantly impaired.  Any losses we may suffer for future claims or a voluntary or involuntary recall of our products and the damage that any product liability litigation or voluntary or involuntary recall may do to the reputation or marketability of our products would have a material adverse affect on our business, operating results, financial condition and stock price.

We are currently dependent on two products.
Our sole source of revenues for the foreseeable future is expected to come from the sale of our coiled guidewire and the Sentinel BreastScan System.  Our operations may be adversely affected by economic, regulatory or similar problems or events that may apply only to us, only to medical devices of the type similar to the Sentinel BreastScan System or only within a particular market area in which the Sentinel BreastScan System is sold.  The adverse effect of any such problems or events could be more easily absorbed in an investment in a more diversified business or one that operates in a different industry.

Our products are new and unproven.
The science and technology of medical products, including ultrasound equipment, is rapidly evolving.  The Sentinel BreastScan System may require significant further research, development, testing, and regulatory clearances and is subject to the risk of failure inherent in the development of products based on innovative technologies. These risks include the possibility that the Sentinel BreastScan System will prove to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the Sentinel BreastScan System, if effective, may prove uneconomical to market; that third parties hold proprietary rights that preclude us from marketing the Sentinel BreastScan System; or that third parties market superior or equivalent products.  Accordingly, we are unable to predict whether our research and development activities will result in a commercially viable product.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained for the Sentinel BreastScan System, we cannot predict with certainty when or if we will be able to sell the system.  There is also no guarantee that we will be able to develop and sell other products based upon the technology behind the system.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render the Sentinel BreastScan System obsolete.  There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, results of operations or stock price.

If our patents and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.
Our ability to commercialize our products will depend, in part, on our ability both in the United States and in other countries to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on proprietary rights of third parties.  We currently have one patent.  Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.

The patent positions of medical device companies are uncertain and involve complex legal and factual questions. There can be no assurance that any patents that now or in the future are owned or licensed by us will prevent other companies from developing similar or medically equivalent products, or that other companies will not be issued patents that may prevent the sale of our products or that will require us to enter into licenses and pay significant fees or royalties.  Patent litigation is costly and time-consuming, and there can be no assurance that we will have or will devote sufficient resources to pursue such litigation. There can be no assurance that our patent will provide us meaningful protection.

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time-consuming and costly.
Our relationships with physicians, hospitals and marketers of our products will be subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws.  The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid.  Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated.  Certain states have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations.  Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.  We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products.  In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

Federal anti-kickback laws also restrict the kinds of relationships we may have with physicians, including clinical research investigators and consultants.  We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which also can be triggered by violations of federal anti-kickback laws; the Healthcare Insurance Portability and Accountability Act of 1996, which protects the privacy of individually identifiable healthcare information; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections.  In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products.

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations.  Although we believe we comply with these laws, and intend to comply in the future, we cannot assure you that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws.  Any challenge or investigation could have a material adverse effect on our business, financial condition and results of operations.  Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming.  Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Changes to health care reform could adversely affect us and our business.
On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (P.L. 111-148) and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (P.L. 111-152).  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "PPACA") provides for significant expansions of coverage for many categories of patients. Effective 2014, large employers will be required to offer coverage or be liable for an additional tax.  The effect of this provision is not certain, as the amount of the tax may be less than the cost of providing health insurance.  Individuals will be required to have qualifying health coverage, or pay a tax penalty. In 2014, state-based health insurance exchanges will be established to facilitate the purchase of insurance by individuals and small businesses.  Effective in 2014, a comprehensive set of mandated benefits is established.  Until 2014, a high risk pool will be established for individuals with pre-existing conditions.  Other provisions eliminate lifetime coverage limits, rescission of coverage except in cases of fraud, and expand mandatory coverage of children.  The net effect of these provisions on us cannot be predicted at this time. However, the PPACA may substantially increase governmental health care expenditures.  This may result in added downward pressure on reimbursement for procedures utilizing the Sentinel BreastScan System.  In addition, the PPACA establishes a 2.3% excise tax on medical devices, beginning in 2014.  It is not entirely clear that this tax will apply to our business model of charging for procedures.  We anticipate, however, that implementing regulations may apply the tax to the Sentinel BreastScan System.  Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and the results of operations.

We depend on third-party suppliers and manufacturers, and if they are unable to deliver, our business would suffer.
We expect to purchase all of our components and supplies from third-party suppliers and to outsource any manufacturing to contract manufacturers.  Because of regulatory restrictions on manufacturers of medical devices, we may experience significant difficulty in locating suppliers and manufacturers qualified to manufacture our products or components thereof.  Further, manufacturers of medical devices generally have the right to manufacture similar products that may compete with our products, and to terminate their agreements without significant penalty under certain conditions.  In addition, disclosure of our proprietary technology to a third-party for manufacturing purposes increases the risk of theft or loss of trade secrets.  There can be no assurance that we will be successful in locating manufacturers or suppliers on terms and conditions or with reputations and experience acceptable to us or that our trade secrets will not be stolen.

We will need additional financing, which we may not be able to receive.
We currently have no significant operations from which to generate cash flows.  Our operations to date have consumed substantial capital resources and we expect to require additional financing to fund our continued operations and implement our business plan.  Our future capital requirements will depend on many factors, including technological and market developments, our ability to sell the Sentinel BreastScan System or the underlying software, and cash flows from operating activities.  If we raise additional funds through equity or debt financings to finance our future operations, any equity financings could result in dilution to our stockholders and debt financing would result in increased interest expense.  Any financing, if available, may be on terms unfavorable or not acceptable to us.  If adequate funds are not obtained, we may be required to reduce or curtail our proposed operations.

Disruptions in the capital and credit markets, as have been experienced since 2008, could adversely affect our ability to obtain financing.  If we do obtain debt financing in the future, those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

We expect to incur substantial losses so long as we continue our planned manufacturing, regulatory, and research and development activities.  If we ultimately receive regulatory approval for the Sentinel BreastScan System, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital.  In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

There can be no assurance that we will be able to compete successfully or that competitive pressures faced by us will not materially and adversely affect our business operating results and financial condition.
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

There are several companies in the guidewire field, including major companies such as J&J, Boston Scientific, Cook Medical, Medtronic, Inc., and Bard. Such companies offer a variety of products that are specifically related for the usage of a guidewire.  The total number of guide wires in use today worldwide is estimated at more than 4,500,000 annually.  We are not aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature based on the “Buckling” theory in which the tip is bent according to the force applied to it, whereby the time to reach the site is diminished.  There is no assurance that our guidewire product will successfully compete with other similar products.

Whether our products can be marketed successfully depends largely on whether the product meets market needs, whether it encounters substantial market competition and whether we have an adequately trained staff to market the product, among other factors.  There can be no assurance that our products can be successfully delivered to meet market needs. Although we are aware of no products now being developed or marketed that would perform significant portions of the functions of the Sentinel BreastScan System, or our maneuverable-coiled guidewire it is possible that our products will encounter substantial market competition.  There are other entities and institutions, both public and private, engaged in development of breast scanning productions and guidewire products.  Many of these entities and institutions have substantially greater capital and research and development resources than us and may be able to respond more quickly and efficiently to new technologies or requirements and to devote greater managerial or financial resources than us to market their businesses and to develop and promote new and existing methods and technologies. There can be no assurance that our current or future competitors will not develop products or services that may be superior in one or more respects to ours or that may gain greater market acceptance.

We depend heavily on our management and we may be unable to replace them if we lose their services.
We are dependent upon our senior management, particularly Mr. Thomas DiCicco, our Chief Executive Officer and Principal Financial Officer.  The loss or unavailability of Mr. DiCicco could have a material adverse effect on our business, prospects and viability.  There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining additional personnel.The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business and results of operations.

Because members of our management have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.
The personal interests of our officers and directors and those of the companies that they are affiliated with may come into conflict with our interests and those of our minority stockholders.  We, as well as the other companies that our officers and directors are affiliated with, may present them with business opportunities, which are simultaneously desired.  Additionally, we may compete with these other companies for investment capital, technical resources, key personnel and other things.  You should carefully consider these potential conflicts of interest before deciding whether to invest in our shares of our common stock.  We have not yet adopted a policy for resolving such conflicts of interests.  Our directors’ and officers’ potential conflicts of interest due to their affiliation with other companies including but not limited to Thomas DiCicco’s control of Infrared Sciences, our licensor for the Sentinel BreastScan System.   We may also be subject to conflicts of interests due to family relationships including our Chief Executive Officer and Director Thomas DiCicco is the father of our Vice President and Director, Michael DiCicco.

We are dependent upon doctors and health care providers.
Our business is highly dependent upon the acceptance of our product by doctors and health centers.  There can be no assurance that we will be able to attract additional doctors and centers to place systems.  There is also no assurance that we will be able to establish and promote the high degree of credibility and high quality of service it must have in order to implement our business plan.

We do not intend to pay cash dividends. Any return on investment may be limited to the value of our common stock.
We have never declared or paid dividends and do not anticipate paying cash dividends in the foreseeable future.

Our current management holds significant control over our common stock, which will prevent our minority shareholders from having the ability to control any of our corporate actions.
Our management has significant control over our voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in our control. Our officers and directors control a majority of our outstanding common stock.  As a result of this substantial control of our common stock, our management will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.
The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, even if we are successful in having the Shares available for trading on the OTC Bulletin Board, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.  However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We may become involved in securities class action litigation that could divert management's attention and harm our business.
The stock market in general has experienced extreme price and volume fluctuations.  These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved.  If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance.  In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company.  If the market price or volume of our shares suffers extreme fluctuations, then it may become involved in this type of litigation which would be expensive and divert management's attention and resources from managing the business.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.
The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  Our common stock is a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of stockholders to sell their shares.
The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, many of which are generally beyond our control.  These factors may include:

• the introduction of new products or services by us or our competitors;
• quarterly variations in our or our competitor's results of operations;
• the acquisition or divestiture of businesses, products, assets or technology;
• disputes, litigation or other developments with respect to intellectual property rights or other potential legal actions;
• sales of large blocks of our common stock, including sales by our executive officers and directors;
• changes in earnings estimates or recommendations by securities analysts; and
• general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Sales of our common stock under Rule 144 could reduce the price of our stock.
In general, persons holding restricted securities in a Securities & Exchange Commission reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.
If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.  We expect to issue additional equity securities pursuant to employee benefit plans.  The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders.  Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock.  As of December 31, 2001, we had 44,029,626 shares of common stock outstanding.  Accordingly, we may issue up to an additional 445,970,374 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000,000 shares of preferred stock.  Our board of directors may designate the rights terms and preferences at its discretion including conversion and voting preferences without notice to our shareholders.

Our status as a public company may make it more difficult to attract and retain officers and directors.
Sarbanes-Oxley and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As an operating public company, we expect these new rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company.  As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and new regulations promulgated by the SEC.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Members of our Board, our Chief Executive Officer and our Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Special Information Regarding Forward Looking Statements
Some of the statements in this Annual Report on Form 10K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to statements made in connection with an initial public offering.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our address is 101 Plaza Real S, Suite 201S, Boca Raton, FL 33432. Our telephone number is 888-406-5743.  We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.  Our property is not the subject of any pending legal proceedings.

 Item 4. (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock has been eligible to be traded on the OTC Bulletin Board and OTC Markets OTCQB since February 2008. Our ticker symbol is CVSL.

	High	Low
For the year 2011
March 31,	$.057		$.057
June 30	$.44		$.27
September 30	$.22	$
December 31	$.18		$.155

For the year 2010
March 31,	$.20		$.20
June 30	$.06		$.06
September 30	$.15		$.15
December 31	$.11		$.11

Holders
As of March 30, 2012, we had 44,029,626 common shares outstanding, which were held by 44 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We relied upon Sections 4(2) of the Securities Act of 1933, as amended in offering the shares below. We believed section 4(2) was available because:

●	We are not a blank check company;
●	All certificates had restrictive legends; and
●	Sales were made to persons with a pre-existing relationship to us or our officers and directors.

On February 13, 2012, we issued an aggregate of 175,000 shares to six persons for service on our scientific advisory board.

On March 7, 2012, we issued 50,000 restricted shares of our common stock for book keeping services rendered to us.

On March 7, 2012, we issued 50,000 restricted shares of our common stock for fabricating the prototype for our guidewire. book keeping services rendered to us.

On March 7, 2012, we issued 50,000 restricted shares of our common stock for fabricating the prototype for our guidewire. book keeping services rendered to us.

On March 7, 2012, we issued 30,000 restricted shares of our common stock for legal services.

On March 7, 2012, we issued 8,830,000 restricted shares of our common stock for consulting services in financial, business and marketing.

On March 7, 2012, we issued 2,830,000 restricted shares of our common stock for consulting services in financial, business and marketing.

On March 7, 2012, we issued 25,000 restricted shares of our common stock for assistance with marketing our products.

On March 7, 2012, we issued 5,000 restricted shares of our common stock for strategic introductions.

On March 7, 2012, we issued 6,556,000 restricted to our vice president and director, Michael DiCicco for services rendered to us as our vice president and director from January 1, 2012 to December 31, 2016.

On March 7, 2012, we issued 1,000,000 restricted common shares to our director, Douglas Miscoll for service as our director from March 8, 2012 to March 8, 2016.

On March 7, 2012, we issued 6,830,000 restricted common shares to a consultant for services rendered to us from June 1, 2011 to February 28, 2016. We

On March 7, 2012, we issued 2, 830,000 restricted common shares to a consultant for services rendered to us from June 1, 2011 to February 28, 2016.

On February 13, 2012, we issued 298,350 shares of our restricted common stock to Olympus Capital Group, in exchange for satisfaction of a convertible note in the amount of $7,500.

On February 13, 2012, we issued 99,450 shares of our restricted common stock to Rada Advisors,Inc. in exchange for satisfaction of a convertible note in the amount of $2,500.

During November 2011, we issued $ 470,000 worth of convertible notes to three investors. The notes are convertible into shares of our restricted common stock, at the price per share which is 20% less than the daily average of our bid and ask price for the thirty days prior to the date that the Holder delivers a notice of conversion to us.

On July 28, 2011, we issued 1,444,000 shares of our restricted common stock to Michael DiCicco, our vice president and director  for services rendered.

On July 28, 2011, we issued 1,1740,000 shares of our restricted common stock to Joseph Safina for sevices rendered.

On July 28, 2011, we issued 1,174,000 shares of our restricted common stock to Joseph Babiak.

On March 10, 2011, we issued 200,000 shares of our common stock to our former officer and director, David Hostelley. The stock was valued at $8,400 based the current fair market price.

On January 12, 2010, we issued 120,000  shares of our common stock, to a former Director and officer as compensation for consulting services rendered amounting to $24,000 for services rendered, and to be rendered during the year ending December 31, 2010.

On May 15, 2010, we issued 200,000 shares of common stock to Mr. Asher Zwebner, a former officer and Director in exchange for the release of liabilities. The transaction was valued at $60,000.

On May 15, 2010, we issued 100,000 shares of common stock to Mr. Joseph Raz in exchange for the release of liabilities owed to him. The transaction was valued at $30,000.

On June 8, 2010, we sold an aggregate of 12,500,000 shares of Common Stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000 pursuant to an Agreement for the purchase of common stock. The share transaction represented approximately 63.5 percent of our total outstanding common stock at such time, and resulted in a change in our control.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

Item 6.  Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Computer Vision Systems Laboratories Corp. and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Results of Operations

As of December 31, 2011, and 2010, the Company had $110 and $ -0- in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Revenues

The Company is in its development stage and did not generate any revenues during the year ended December 31, 2011, and December 31, 2010.

Total operating expenses

During fiscal years ended December 31, 2011, and 2010, total operating expenses were $1,289,660 and $143,345, respectively. The general and administrative expenses were primarily the result of fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. The Company had cumulative operating loss of $1,643,534 from April 26, 2007 (inception) to December 31, 2011.

Net loss

During the fiscal years ended December 31, 2011, and 2010, the net loss was $1,293,107 and $142,520, respectively. The Company had cumulative net loss of $1,645,000 from April 26, 2007 (inception) to December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had $110 in cash resources. The Company does not believe that such funds will be sufficient to fund its expenses over the next 12 months.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2011, and 2010, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

See Finanacials Statements beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our Accountants during the year ending December 31, 2011.

Item 9A.  Controls and Procedures.

Our Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including Thomas DiCicco, our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, our internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, we determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls
During the year ended December 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

See Item 9A

Item 9B.  Other Information.

None.

PART III

Item 10.

Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall serve until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position Held Since May 17, 2011
Thomas DiCicco		President, Director and CEO
Michael DiCicco		Vice-President and Director
Douglas Miscoll		Director

Thomas DiCicco
Mr. Thomas DiCicco has served as Chief Executive Officer of Infrared Sciences Corp. since its formation in September 1999. Prior to founding the Infrared Sciences (and again presently), he was a Founder and Vice President of Globecomm Systems Inc., a public satellite communications company [NASDAQ: GCOM]. Mr. DiCicco has over 41 years of experience in military and commercial electronics with over 33 years of experience specifically in the satellite telecommunications engineering field. From 1978 to 1994, Mr. DiCicco was responsible for the design and development of satellite communications earth terminals and products, while employed by Comtech Laboratories and then with Satellite Transmission Systems. During prior employment at Airborne Instruments Laboratory, from 1970 to 1978, Mr. DiCicco gained an extensive background in military electronic systems, including digital signal processing systems, IFF and microwave landing systems. Mr. DiCicco holds a Bachelor of Science in Electrical Engineering from Hofstra University and is a US Patent holder. We believe that Mr. DiCicco’s experience in electrical engineering will bring valuable experience to the development of our technologies and planned products.

Michael DiCicco
Mr. Michael DiCicco has been a Marketing Consultant since November, 2009. Mr. DiCicco has over 15 years of experience in finance and medical marketing with over 7 years of experience specifically in the medical and Internet marketing fields. Mr. DiCicco served as Chief Marketing Officer of TodayMD, an online medical marketing firm in Miami, FL from 2005 until 2009. Prior to his Internet marketing experience, from 1998 until to 2005 he served as Vice President of Investments with J. P. Turner & Co., and as a Money Manager and Financial Advisor of a few boutique investment firms. Mr. DiCicco holds a Bachelor of Science in Management from Florida Atlantic University.

We believe that Mr. DiCicco’s experience in the medical marketing will serve to enhance our future marketing programs of our planned products.

Douglas Miscoll
On March 5, 2012 our Board of Directors appointed Douglas Miscoll to our Board of Directors. Since May of 2009, Mr. Miscoll has been the Chief Investment Officer of Ravello Partners LLC, a private asset management firm. From February of 1998 until May of 2009, Mr. Miscoll was a Managing Director at Newlight Management, where he was responsible for managing all aspects of two private equity funds and a hedge fund with assets over $135 million focused on investments in technology, media and communications companies. He originated and directed the firm’s public market investment activities. He has served as Director or Observer of multiple private portfolio companies including CareGain (sold to Fiserve), Massive (sold to Microsoft) and VitalStream (sold to Internap). Mr. Miscoll was a member of an investment group that acquired control of Laidlaw & Co. in 1996. He helped restructure the firm and was instrumental in its return to profitability, resulting in a profitable sale. Previously, he was a Managing Director of Northgate Ventures, a venture capital fund focused on early stage investments in technology companies. Mr. Miscoll was a founding member of the management team that created K-III Communications, a leveraged build-up in the media, publishing and information services industries sponsored by Kohlberg Kravis Roberts & Co.

In 1986, Mr. Miscoll received a MBA from Georgetown University, a Graduate Certificate from Templeton College, Oxford University in 1985, and a BA from Santa Clara University in 1982.

We believe that will benefit from Mr. Miscoll’s appointment to our Board of Directors because of his experience in corporate finance and successful ventures in a variety of industries.

Family Relationships and Other Matters
Our President, Thomas DiCicco, is the father of Michael DiCicco, our vice president.

Legal Proceedings
No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Corporate Governance and Board Committees
Our Board of Directors has not established an audit, executive or director compensation committee, nominating or governance committees as standing committees or other board committee performing equivalent functions. Our Board of Directors does not have an executive committee or committees performing similar functions. The three members of our Board of Directors will participate in discussions concerning the matters that are performed by these committees.

No Director Independence
We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our Board of Directors has determined that no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our Board of Directors has chosen to use for the purposes of the determining independence, as the OTCBB does not provide such a definition. Therefore, none of our current Board members are independent.

Other Directorships
None of our directors are officers and directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest
Our directors are not obligated to commit their full time and attention to our business; accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Ethics
We have not yet adopted a Code of Ethics. We plan to adopt a Code of Ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to us. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation.

Summary Compensation Table
The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE- EXECUTIVE OFFICERS
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas DiCicco	2011	$0	0	0	0	0	0	0	$0
President & CEO, Director	2010	$0	0	0	0	0	0	0	$0

Michael DiCicco(i)	2011	$0	0	8,000,000	0	0	0	0	$0
Vice President and Director	2010	$0	0	0	0	0	0	0	$0

Narrative Disclosure to the Summary Compensation Table

(i)
We do not pay cash compensation to  our officers and directors. On July 28, 2011, we issued 1,444,000 shares of our restricted common stock for services rendered by Michael DiCicco, our Vice President and Director. On March 7, 2012, we issued 6,556,000 additional restricted shares to Michael DiCicco for services rendered and to be rendered as our vice president and director from January 1, 2012 to December 31, 2016.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas DiCicco	0	0	0	0	0
Michael DiCicco	0	0	0	0	0

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.  As of December 31, 2011 there was no cash compensation paid to our executives.

Summary Compensation

Employment Contracts.
We have no employment agreements with any of our Directors or executive officers.

Stock Options/SAR Grants.
No grants of stock options or stock appreciation rights were made during the year ending December 31, 2011.

Long-Term Incentive Plans.
As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards.
As of December 31, 2011, none of our executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Outstanding Equity Awards
None of our Directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

Director Compensation
The table below summarizes all compensation of our directors as of the fiscal year ended December 31, 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas DiCicco	0	0	0	0	0	0	0
Michael DiCicco(i)	0	8,000,000(i)	0	0	0	0	0
Douglas(ii) Miscoll	0	1,000,000(ii)	0	0	0	0	0

(i)
On July 28, 2011, we issued 1,444,000 shares of our restricted common stock for services rendered by Michael DiCicco, our Vice President and Director. On March 7, 2012, we issued 6,556,000 additional restricted shares to Michael DiCicco for services rendered and to be rendered as our vice president and director from January 1, 2012 to December 31, 2016.

(ii)	On March 7, 2012, we issued 1,000,000 restricted shares to our director, Douglas Miscoll for services to be rendered as our director from March 8, 2012 to March 8, 2016.

Narrative Disclosure to the Director Compensation Table
Our directors do not currently receive any cash compensation from us for their service as members of the Board of Directors.

Stock Option Plans
We did not have a stock option plan in place as of December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 30, 2012 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 44,029,626 shares of our common stock issued and outstanding as of March 30, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Thomas DiCicco(1)	President, Director	12,500,000	28%
Michael DiCicco(2)	Vice President, Director	8,000,000	18%
Douglas Miscoll(3)	Director	2,000,000	2%
Joseph Babiak (4)	N/A	8,000,000	18%
Josh Gooden	N/A	2,201,481	5%
Joseph Safina(5)	N/A	4,000,000	9%

(1) On April 18, 2011, a change of voting control of our common stock pursuant to a stock purchase agreement (the “Agreement”) wherein Thomas DiCicco used his own personal funds in the amount of $200,000 to acquire: (i) 93,750,000 of our restricted common shares from Olympus Capital LLC a company controlled by Steve Grivas; and (ii) 31,250,000 of our restricted common shares from Rada Advisors, Inc., a company controlled by Jeff Stein. At the time of the transaction we had 198,900,000 common shares outstanding and as such, the 125,000,000 shares purchased by Mr. DiCicco represented 62.8% of our then outstanding common shares. These shares were reduced to 12,500,000 as a result of our reverse stock split effective on July 29, 2011. For more information about this transaction please see our report on Form 8K filed with the Securities and Exchange Commission on May 18, 2011.

(2) On July 28, 2011, we issued 1,444,000 shares of our restricted common stock to Michael DiCicco, our vice president and director for services rendered. On March 7, 2012, we issued an additional 6,556,000 restricted to our vice president and director, Michael DiCicco for services rendered to us as our vice president and director from January 1, 2012 to December 31, 2016.

(3) On March 7, 2012, we issued 1,000,000 restricted common shares to our director, Douglas Miscoll for service as our director from March 8, 2012 to March 8, 2016.

(4) On July 28, 2011, we issued 1,174,000 shares of our restricted common stock to Joseph Babiak. On March 7, 2012, we issued an additional 6,830,000 restricted common shares to a consultant for services rendered to us from June 1, 2011 to February 28, 2016.

(5) On July 28, 2011, we issued 1,1740,000 shares of our restricted common stock to Joseph Safina for sevices rendered. On March 7, 2012, we issued an additional 2, 830,000 restricted common shares to Joseph Safina for services rendered to us from June 1, 2011 to February 28, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On July 11, 2011, we entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by Thomas DiCicco, our Chief Executive Officer and Director wherein we obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”). We agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. We are required to pay the $75,000 balance upon the earlier of (i) its receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If we fail to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) we will hold no interest or license to the Intellectual Property; and (iii) we will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.

The Agreement terminates on July 11, 2021. Under the terms of the Agreement, we may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

On March 10, 2011 David Hostelley, was named our Chief Executive Officer, President, Chief Financial Officer and Director. For agreeing to serve in such capacity Mr. Hostelley was issued 200,000 shares of our Common Stock. The stock was valued at $8,400 based the current market price discounted for restricted trading.

As of May 15, 2011, we owed $10,000 to certain stockholders who agreed to contribute that loan to capital.

On July 28, 2011, we issued 1,440,000 shares our restricted common stock for services rendered to Michael DiCicco our Vice President and Director and Related Party.

Our former sole director, David Hostelley, resigned as our director and appointed Thomas DiCicco and Michael DiCicco as our two directors effective May 17, 2011, and Thomas DiCicco was appointed as our Chief Executive Officer and Michael DiCicco was appointed as our vice president.

On November 9, 2011, our board of directors approved an undetermined number of our common shares for future issuance for services rendered which can be issued at the discretion of our board of directors.

During November 2011, we issued $ 470,000 worth of convertible notes to three investors. The notes are convertible into shares of our restricted common stock, at the price per share which is 20% less than the daily average of our bid and ask price for the thirty days prior to the date that the Holder delivers a notice of conversion to us.

On February 13, 2012, we issued an aggregate of 175,000 shares to six persons for service on our scientific advisory board.

On March 7, 2012, we issued 6,556,000 restricted to our vice president and director, Michael DiCicco for services rendered to us as our vice president and director from January 1, 2012 to December 31, 2016.

On March 7, 2012, we issued 1,000,000 restricted shares to our director, Douglas Miscoll for service as our director from March 8, 2012 to March 8, 2016.

On March 7, 2012, we issued 6,830,000 restricted shares to a consultant for services rendered to us from June 1, 2011 to February 28, 2016.

On March 7, 2012, we issued 2, 830,000 restricted shares to a consultant for services rendered to us from June 1, 2011 to February 28, 2016.

On December 1, 2011, we issued 2,256,818 shares of our restricted common stock, representing approximately 11% of our outstanding common shares to Mr. Gooden in satisfaction of all principal and interest due pursuant to a convertible Note.

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

Item 14.  Principal Accounting Fees and Services.

On April 18, 2011, a change of voting control of our common stock pursuant to a stock purchase agreement (the “Agreement”) wherein Thomas DiCicco used his own personal funds in the amount of $200,000 to acquire: (i) 93,750,000 of our restricted common shares from Olympus Capital LLC a company controlled by Steve Grivas; and (ii) 31,250,000 of our restricted common shares from Rada Advisors, Inc., a company controlled by Jeff Stein. At the time of the transaction we had 198,900,000 common shares outstanding and as such, the 125,000,000 shares purchased by Mr. DiCicco represented 62.8% of our then outstanding common shares. These shares were reduced to 12,500,000 as a result of our reverse stock split effective on July 29, 2011. For more information about this transaction please see our report on Form 8K filed with the Securities and Exchange Commission on May 18, 2011.

AUDIT FEES
The audit of December 31, 2011 was performed by Peter Messineo, CPA.  The aggregate fees billed by our auditor for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 was approximately $3,000.

AUDIT-RELATED FEES
During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES
There was no tax preparation fees billed for the fiscal year end December 31, 2011 or 2010.

ALL OTHER FEES
During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES
As of December 31, 2011, we did not have a formal documented pre-approval policy for the fees of the principal accountant. We do not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to us are set forth below:

	For Fiscal Year Ended December 31, 2011	For Fiscal Year Ended December 31, 2010
Audit Fees (see above)	$3,000	$
Audit Related Fees	$0		$0
Tax Fees	$0		$0
All other Fees	$0		$0

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

EXHIBIT NUMBER	DESCRIPTION

3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to  Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).

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

3.4	Certificate of Amendment to the Articles of Incorporation of Computer Vision Systems Laboratories, Corp., a Florida Corporation dated July 29, 2011 **

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

10.5	Exclusive Marketing Agreement dated July 22, 2009 by and between Cardio Vascular Medical Device Corp. and Elgressy Engineering Services (1987) Ltd.

10.6	Consulting Agreement dated July 21, 2009, by and between Cardio Vascular Medical Device Corp. and N.D.Raz Business and Project Development Ltd. and Mr. Yossi Raz.

10.8	10.8 License and Option to Purchase ***

10.9	10.9 Common Stock purchase Agreeement ****

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS *****	XBRL Instance Document

101.SCH *****	XBRL Taxonomy Extension Schema Document

101.CAL *****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *****	XBRL Taxonomy Extension Presentation Linkbase Document
_________
** Filed as an Exhibit A to the 14C filed on August 8, 2011

***Filed as an Exhibit to the 8K filed on May 13, 2011

****Filed as an exhibit to the Form 8K filed on May 18, 2011

***** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER VISION SYSTEM LABORATORIES CORP.

Date: April 16, 2012	By:	/s/ Thomas DiCicco
	Name:	Thomas DiCicco
	Title:	President, Chief Executive Officer, Chairman, Director, Principal Accounting Officer

Date: April 16, 2012	By:	/s/ Michael DiCicco
	Name:	Michael DiCicco
	Title:	Vice President And Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ Thomas DiCicco
	Name:	Thomas DiCicco
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer) and Principal Accounting Officer

Date: April 16, 2012	By:	/s/ Thomas DiCicco
	Name:	Thomas DiCicco
	Title:	Director

COMPUTER VISION SYSTEMS LABORATORIES CORP.
formerly
CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

December 31, 2011

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Computer Vision Systems Laboratories Corp.:

I have audited the balance sheets of Computer Vision Systems Laboratories Corp. (a development stage company) as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s deficit, and cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period April 26, 2007 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operations, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
April 11, 2012

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$110	-
Prepaid expenses	199,110	-
	199,220	-

Other Assets:
License	250,000	-
Less accumulated amortization	(6,250)	-
Prototype	2,000	-

Total Assets	$444,970	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable – related parties	$114,290	$3,174
Accrued liabilities	182,376	12,000
Convertible notes payable	260,000	-
Due to related parties	-	7,000
Total current liabilities	556,666	22,174

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized; -0- issued and outstanding	-	-
Common stock, par value $0.0001 per share, 490,000,000 shares authorized;
26,005,818 and 19,690,000 shares issued and outstanding, respectively	2,601	19,690
Additional paid-in capital	1,530,703	310,029
(Deficit) accumulated during the development stage	(1,645,000)	(351,893)
Total stockholders' equity (deficit)	(111,696)	(22,174)

Total Liabilities and Stockholders' Equity (Deficit)	$444,970	$-

The accompanying notes to financial statements are an integral part of these statements.

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.  Prior year share and common stock values have been retroactively restated for comparative presentation.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Operations

			From Inception
			(April 26, 2007)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011

Revenues	$-	$-	$-

OPERATING EXPENSES:
Consulting	751,322	30,000	799,538
Consulting - related parties	393,210	84,000	564,320
Audit and accounting fees	6,150	17,500	74,380
Legal and professional fees	114,529	6,500	133,519
SEC and other public expense	8,199	5,231	39,790
Other administrative	10,000	50	25,012
Amortization	6,250	64	6,975
Total operating expenses	1,289,660	143,345	1,643,534

Loss from Operations	(1,289,660)	(143,345)	(1,643,534)

Other Income (Expense):
Interest income	-	-	45
Interest expense	(37,678)	-	(37,678)
Miscellaneous income	-	825	825
Gain on foreign currency exchange	-	-	1,111
Settlement of Debt	34,231	-	34,231
Net Loss	$(1,293,107)	$(142,520)	$(1,645,000)
(Loss) Per Common Share:
Basic and Diluted	$(0.06)	$(0.10)

Weighted average number of shares	21,674,108	1,416,529
Basic and diluted net loss per share	$(0.06)	$(0.10)

The accompanying notes to financial statements are an integral part of these statements.

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.  Prior year share and common stock values have been retroactively restated for comparative presentation.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares *	Amount	Capital	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	-	-	-	-	-
Issuance of common stock for :
Cash	40,000,000	$4,000	$(3,000)	$-	$1,000
Cash	14,000,000	1,400	108,490	-	109,890
Deferred Offering Costs	-	-	(20,000)	-	(20,000)
Services	100,000	10	515	-	525
Net loss for the period	-	-	-	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)

Net loss for the period	-	-	-	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)

Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net loss for the period	-	-	-	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000	6,770	112,145	(209,373)	(90,458)

Common stock issued for services	1,200,000	120	23,880	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	95,000
Contributed capital	-	-	1,804	-	1,804
Net loss for the period	-	-	-	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000	19,690	310,029	(351,893)	(22,174)

Common stock issued for services	2,000,000	200	8,200	-	8,400
Contributed to capital	-	-	10,000	-	10,000
Common stock issued for services	37,840,000	3,784	937,436		941,220
Reverse split 1:10	(213,066,000)	(21,302)	21,307		5
Conversion of note payable	2,256,818	226	238,788		239,014
Common stock issued for services	75,000	3	4,943		4,946
Net loss for the period	-	-	-	(1,293,107)	(1,293,107)

BALANCE, December 31, 2011	26,005,818	$2,601	$1,530,703	$(1,645,000)	$(111,697)

The accompanying notes to financial statements are an integral part of these statements.

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(April 26, 2007)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(1,293,107)	$(142,520)	$(1,645,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services and interest	973,585	114,000	1,088,110
Amortization	6,250	64	6,975
Gain on extinguishment of liabilities	-	(725)	(725)
Changes in assets and liabilities:
Prepaid expenses	(199,110)	-	(199,110)
Accounts payable and accrued expenses	281,492	(1,518)	296,666
Total Cash Used For Operating Activities	(230,891)	(30,699)	(453,085)

Cash Flows From Financing Activities
Proceeds from related party loans	-	15,500	172,054
Payments on related party loans	(7,000)	(82,751)	(170,250)
Proceeds from loans	260,000	-	260,000
Payment of deferred offering costs	-	-	(20,000)
Proceeds from sale of common stock	220,000	95,000	453,390
Contribution by shareholder	10,000	-	10,000
Total Cash Provided by Financing Activities	483,000	27,749	705,194

Cash Flows From Investing Activities
Purchase of license	(250,000)	-	(250,000)
Purchase of prototype	(2,000)	-	(2,000)
Total Cash Used For Investing Activities	(252,000)	-	(252,000)

Net Increase (Decrease) in Cash	110	(2,950)	110

Cash at Beginning of Period	-	2,950	-

Cash at End of Period	$110	$-	$110

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,014	$-	$19,014
Income taxes paid	$-	$-	$-

Non-cash Disclosure:
Contribution of shareholder debt	$10,000	$-	$10,000

The accompanying notes to financial statements are an integral part of these statements.

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.

On May 28, 2007, the Company acquired by assignment a United States patent named Maneuverable Coiled Guidewire from a Director and stockholder.  Under Staff Accounting Bulletin Topic 5G, "Transfer of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a royalty obligation payable at the Director and stockholder's historical cost basis, in the amount of $5,000 as determined under accounting principles generally accepted in United States of America. As of June 30, 2010, the Company determined that future cash flows to be generated by the patented technology were less than the net capitalized value of the patent.  Consequently, the patent and related accumulated amortization of $4,275 and $725, respectively, were written-off. The Company was also relieved of the royalty obligation of $5,000 payable to the transferring stockholder. As a result of this transaction, the Company recognized a gain of $725.  See Note 3 for additional details of this transaction.

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)

(1)    Summary of Significant Accounting Policies

Nature of Operations

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

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States.

Certain reclassifications have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and 2010, and expenses for the periods ended December 31, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.


Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2011 and 2010 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Other Assets

The Company applied ASC 350-30, General Intangibles Other than Goodwill for its other assets.

The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows.  Intangible assets with a finite useful life are amortized and intangible asset with an indefinite useful life shall are not amortized.

At December 31, 2011 other assets consisted of rights to a license of $250,000 and a prototype of $2,000.  Amortization expense for the years ended December 31, 2011 and 2010 was $6,250 and $0, respectively.

Long-lived assets such as intangibles assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  It plans to realize revenues from licensing, manufacturing, selling, research and development, and royalty activities.  The Company follows FASB Accounting Standards Codification  ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)
persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Major revenue activities are expected to be licensing; manufacturing and selling;  research and development; and  royalty

Earnings (Loss) Per  Share

The Company follows FASB Accounting Standards Codification ASC 260, “Earnings Per Share”.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2011 and 2010.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, has negative working capital as of December 31, 2011 and 2010, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Convertible Notes Payable

During November 2011, the Company issued $ 470,000 worth of convertible notes to three investors. The notes are convertible at the price per share which is 20% less than the daily average of the Company's bid and ask price for the thirty days prior to the date that the Holder delivers a notice of conversion to the Company.

On December 1, 2011, the Company issued 2,256,818 shares of restricted common stock to an investor in satisfaction of $220,000 principal and $19,014 interest due pursuant to a convertible note.

(4)           Common Stock

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

On July 28, 2011, the Company issued restricted common stock for services rendered to: Michael DiCicco (14,440,000 pre-reverse split shares, valued at $358,560), our Vice President and Director and Related Party; Joseph Safina (11,700,000 pre-reverse split shares, valued at $291,330); and Joseph Babiak (11,700,000 pre-reverse split shares, valued at $291,330).

On July 29, 2011 the Company’s majority shareholder approved a one (1) share for ten (10) share reverse stock split of its common shares which resulted in its shareholders receiving one (1) common share for every ten (10) shares held. The reverse split became effective on August 30, 2011. Shares presented in the financial statements reflect the  reverse stock split.

On November 9, 2011, the Company's board of directors approved an undetermined number of its common shares for future issuance for services rendered which can be issued at the discretion of its board of directors.

On December 1, 2011, the Company issued 2,256,818 shares of restricted common stock to an investor in satisfaction of $220,000 principal and $19,014 interest due pursuant to a convertible note.

On December 22, 2011, the Company issued 75,000 shares of restricted common stock for services valued at $4,946.

(5)           Related Party Transactions

On July 11, 2011,the Company entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared”) controlled by Thomas DiCicco,  our Chief Executive Officer and Director wherein the Company obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  The Company agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. The Company is required to pay the $75,000 balance upon the earlier of (i) its receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If the Company fails to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) the Company will hold no interest or license to the Intellectual Property; and (iii) the Company will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.

The Agreement terminates on July 11, 2021. Under the terms of the Agreement, the Company may purchase the Intellectual Property any time prior to July 11, 2013 upon payment of an additional $250,000 (“the Acquisition Fee”) and the remaining $75,000 balance of the Licensing Fee if not previously paid.

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.  For agreeing to serve in such capacity Mr. Hostelley was issued 2,000,000 shares of Common Stock of the Company. The stock was valued at $8,400 based on the current market price discounted for restricted trading.

On April 18, 2011 the Company issued 125,000,000 restricted common shares to Tom DiCicco for services to be rendered through October 2015. The shares were valued at $200,000.

On May 15, 2011, the Company owed $10,000 to stockholders of the Company who agreed to contribute that loan to capital.

On July 28, 2011, the Company issued restricted common stock for services rendered to: Michael DiCicco (14,440,000 shares, valued at $358,560), our Vice President and Director and Related Party.

As of December 31, 2011 and 2010, loans from related parties amounted to $0 and $7,000, respectively and represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

The Company is dependent on funding from the majority shareholder to meet  operating cash requirements; however there is no written agreement to continue such funding.

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

(6)   Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2011, and 2010 was as follows (assuming a 15% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$193,966	$21,378
Change in valuation allowance	(193,966)	(21,378)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011and 2010, as follows:

	2011	2010

Loss carryforwards	$246,750	$52,784
Less - Valuation allowance	(246,750)	(52,784)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011 the Company had approximately $1,645,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)           Change in Management

On March 10, 2011 David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and Director of the Company.

Our former sole director, David Hostelley, resigned as our director and appointed Thomas DiCicco and Michael DiCicco as our two directors effective May 17, 2011, and Thomas DiCicco was appointed as our Chief Executive Officer.

(8)           Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

(9)           Subsequent Events

On February 13, 2012, the Company issued an aggregate of 175,000 shares to six persons for service on the Company’s scientific advisory board.

In February 2012 the Company issued 397,800 shares of restricted common stock to two investors in satisfaction of $10,000 principal pursuant to convertible notes.

On March 7, 2012, the Company issued 6,556,000 restricted to the Company’s vice president and director, Michael DiCicco for services rendered to from January 1, 2012 to December 31, 2016.

On March 7, 2012, the Company issued 1,000,000 restricted shares to the Company’s director, Douglas Miscoll for services from March 8, 2012 to March 8, 2016.

On March 7, 2012, the Company issued 6,830,000 restricted shares to a consultant for services rendered from June 1, 2011 to February 28, 2016.

On March 7, 2012, the Company issued 2, 830,000 restricted shares to a consultant for services rendered from June 1, 2011 to February 28, 2016.