Form 10-Q
period 2012-03-31
Computer Vision Systems Laboratories Corp.
filed 2012-05-21
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-52818

COMPUTER VISION SYSTEMS LABORATORIES CORP.
(Exact name of Registrant as specified in its charter)

Florida	454561241.
(State of incorporation)	(IRS Employer ID Number)

 (888)-406-5743
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

As of the date of this report on Form 10-Q, we had 49,126,292 shares of common stock, par value $0.0001 per share outstanding.

PART I

FINANCIAL INFORMATION
Item 1.Financial Statements.

COMPUTER VISION SYSTEMS LABORATORIES CORP.
formerly
CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

March 31, 2012

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$161,329	110
Prepaid expenses	2,270,760	199,110
	2,432,089	199,220

Non-current Assets:
License	250,000	250,000
Less accumulated amortization	(9,375)	(6,250)
Prototype	2,000	2,000

Total Assets	$2,674,714	$444,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - trade	$92,597	$74,999
Accounts payable - related party	11,505	39,291
Accrued liabilities	27,229	182,376
Convertible notes payable	475,000	260,000
Total current liabilities	606,331	556,666

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized; -0- issued and outstanding	-	-
Common stock, par value $0.0001 per share, 490,000,000 shares authorized;
44,029,618 and 26,005,818 shares issued and outstanding, respectively	4,403	2,601
Additional paid-in capital	4,149,838	1,530,703
(Deficit) accumulated during the development stage	(2,085,858)	(1,645,000)
Total stockholders' equity (deficit)	2,068,383	(111,696)

Total Liabilities and Stockholders' Equity (Deficit)	$2,674,714	$444,970

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			(April 26, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

Revenues	$-	$-	$-

OPERATING EXPENSES:
Consulting	127,792	-	927,330
Consulting - related parties	64,924	28,400	629,244
Audit and accounting fees	1,500	3,000	90,880
Legal and professional fees	39,644	7,000	159,664
SEC and other public expense	2,343	3,970	42,133
Other administrative	15,465	-	38,975
Amortization	3,125	-	10,100
Total operating expenses	254,793	42,370	1,898,326

Loss from Operations	(254,793)	(42,370)	(1,898,326)

Other Income (Expense):
Interest income	-	-	45
Interest expense	(186,065)	-	(223,743)
Miscellaneous income	-	-	825
Gain on foreign currency exchange	-	-	1,110
Settlement of Debt	-	-	34,231
Net Loss	$(440,858)	$(42,370)	$(2,085,858)
(Loss) Per Common Share:
Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares	31,050,739	19,738,889
Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes to financial statements are an integral part of these statements.

* On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.  Prior year share and common stock values have been retroactively restated for comparative presentation

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares *	Amount	Capital	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	-	-	-	-	-
Issuance of common stock for :
Cash	40,000,000	$4,000	$(3,000)	$-	$1,000
Cash	14,000,000	1,400	108,490	-	109,890
Deferred Offering Costs	-	-	(20,000)	-	(20,000)
Services	100,000	10	515	-	525
Net loss for the period	-	-	-	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000	5,410	86,005	(98,121)	(6,706)

Net loss for the period	-	-	-	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000	5,410	86,005	(139,507)	(48,092)

Common stock issued for cash	13,600,000	1,360	26,140	-	27,500
Net loss for the period	-	-	-	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000	6,770	112,145	(209,373)	(90,458)

Common stock issued for services	1,200,000	120	23,880	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	95,000
Contributed capital	-	-	1,804	-	1,804
Net loss for the period	-	-	-	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000	19,690	310,029	(351,893)	(22,174)

Common stock issued for services	2,000,000	200	8,200	-	8,400
Contributed to capital	-	-	10,000	-	10,000
Common stock issued for services	37,840,000	3,784	937,436	-	941,220
Reverse split 1:10	(213,066,000)	(21,302)	21,307	-	5
Conversion of note payable	2,256,818	226	238,788	-	239,014
Common stock issued for services	75,000	3	4,943	-	4,946
Net loss for the period	-	-	-	(1,293,107)	(1,293,107)

BALANCE, December 31, 2011	26,005,818	2,601	1,530,703	(1,645,000)	(111,697)

Common stock issued for services	17,626,000	1,763	2,431,675	-	2,433,438
Conversion of note payable	397,800	40	9,960	-	10,000
Discount on convertible notes	-	-	177,500	-	177,500
Net loss for the period	-	-	-	(440,858)	(440,858)

BALANCE, March 31, 2012	44,029,618	$4,403	$4,149,838	$(2,085,858)	$2,068,383

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(April 26, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	$(440,858)	$(42,370)	$(2,085,858)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services and interest	2,433,438	8,400	3,521,548
Amortization of discount	177,500	-	177,500
Amortization	3,125	-	10,100
Gain on extinguishment of liabilities	-	-	(725)
Changes in assets and liabilities:
Prepaid expenses	(2,071,650)	-	(2,270,760)
Accounts payable and accrued expenses	(165,336)	30,970	131,330
Total Cash Used For Operating Activities	(63,781)	(3,000)	(516,865)

Cash Flows From Financing Activities
Proceeds from related party loans	-	3,000	172,054
Payments on related party loans	-	-	(170,250)
Proceeds from loans	225,000	-	485,000
Payment of deferred offering costs	-	-	(20,000)
Proceeds from sale of common stock	-	-	453,390
Contribution by shareholder	-	-	10,000
Total Cash Provided by Financing Activities	225,000	3,000	930,194

Cash Flows From Investing Activities
Purchase of license	-	-	(250,000)
Purchase of prototype	-	-	(2,000)
Total Cash Used For Investing Activities	-	-	(252,000)

Net Increase (Decrease) in Cash	161,219	-	161,329

Cash at Beginning of Period	110	-	-

Cash at End of Period	$161,329	$-	$161,329

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$19,014
Income taxes paid	$-	$-	$-

Non-cash Disclosure:
Contribution of shareholder debt	$-	$-	$10,000
Conversion of note payable	$10,000	$-	$10,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses.  Actual results could differ from those estimates made by management.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2012 and 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Other Assets

The Company applied ASC 350-30, General Intangibles Other than Goodwill for its other assets.

The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows.  Intangible assets with a finite useful life are amortized  over that finite useful life and intangible assets with an indefinite useful life shall are not amortized.

At March 31, 2012 other assets consisted of rights to a license of $250,000 and a prototype of $2,000.  Amortization expense for the years ended March 31, 2012 and 2011 was $9,375 and $6,250, respectively.

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

Major revenue activities are expected to be licensing; manufacturing and selling;  research and development; and  royalty

Earnings (Loss) Per  Share

The Company follows FASB Accounting Standards Codification ASC 260, “Earnings Per Share”.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of March 31, 2012 and 2011.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Convertible Notes Payable and Loans Payable

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

In February 2012, the Company entered into convertible note agreements with two investors pursuant to which the Company received $225,000. The notes are due on demand and they bear interest at 10% per annum. The notes may be converted at the election of the holder, into common stock of the Company at the per share price of $0.10 per common share. For each one share converted, holder shall be entitled to receive one warrant exercisable into one share of Common Stock at the price of $.50 per share. The Warrants shall be exercisable for a term of one year after the grant date.

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

On March 7, 2012, the Company issued 2, 830,000 restricted shares to a consultant for services rendered from June 1, 2011 to February 28, 2016.

On March 7, 2012, we issued 235,000 shares of our restricted common stock for services rendered to the Company.

(5) Related Party Transactions

On July 11, 2011, the Company entered into a License and Option to Purchase Agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared”) controlled by Thomas DiCicco,  our Chief Executive Officer and Director wherein the Company obtained the exclusive worldwide rights to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan, which develops high resolution digital infrared imaging for breast cancer detection (the “Intellectual Property”).  The Company agreed to pay $250,000 (the “Licensing Fee”) as consideration for the rights granted under the Agreement. Of this amount, a non-refundable payment of $175,000 has been paid to Infrared. The Company is required to pay the $75,000 balance upon the earlier of (i) its receipt of funding of at least $500,000; or (ii) two years after the execution date of the Agreement. If the Company fails to tender the final payment of $75,000 on or before July 11, 2013: (i) the license shall terminate and Infrared shall hold all interests in the Intellectual Property; (ii) the Company will hold no interest or license to the Intellectual Property; and (iii) the Company will have no interest or claim for the non-refundable payment of $175,000 made to Infrared.

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

(6) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012, and 2011 was as follows (assuming a 34% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Expected tax benefit	$149,892	$14,406
Non deductible amortization	(60,350)	-
Change in valuation allowance	(89,542)	(14,406)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$648,842	$559,300
Less - Valuation allowance	(648,842)	(559,300)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012 the Company had approximately $1,908,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

(8) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operation

(8) Subsequent Events

On April 11, 2012, we issued 50,000 shares of our restricted common stock for services related to the advancement of our guidewire technology.

 On May 15, 2012, the holder of two convertible promissory notes dated April 5, 2011 and February 15, 2012 converted the principal amount of $250,000 and accrued interest into 2,666,666 shares of our common stock in full satisfaction of all principal and interest due thereunder.  In connection with the February 15, 2012 note, we granted the holder one (1) warrant for each (1) shares converted under the February 15, 2012 note. Each warrant is exercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

On May 16, 2012, the holder of two convertible promissory notes dated April 1, 2011 and February 24, 2012 converted the principal amount of $225,000 and accrued interest into 2,380,000 shares of our common stock in full satisfaction of all principal and interest due thereunder.  In connection with the February 24, 2012 note, we granted the holder one (1) warrant for each (1) shares converted under the February 24, 2012 note. Each warrant is exercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion of the financial condition and results of operations of Computer Vision System Laboratories, Corp. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Plan of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in herein, and all our other filings, including Current Reports on Form 8-K and 10Q filed with the SEC through the date of this 10Q report. This 10Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our applications to the FDA; manufacturing risks relating to our products, technical and regulatory risks, our ability to accurately predict the demand for our products as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical imaging products and our ability to gain market acceptance of our products by the medical community;  our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing including future working capital financing arrangements; technical innovations that could render our products obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of products and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this report on Form 10Q. All forward-looking statements and risk factors included in this document are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. You are cautioned not to place undue reliance on these forward-looking statements.

As used in this Annual Report on Form 10-K (this “Report”), references to,” “we,” “our,” “us,” or “Computer Vision” refer to Computer Vision System Laboratories Corp., unless the context otherwise indicates.

Corporate Overview.
We are a Florida corporation originally formed in the state of Delaware on April 26, 2007, to engage in the licensing of manufacturing and distribution of a maneuverable-coiled guidewire which is our core product. We also plan to engage in the distribution and operation of the Sentinel BreastScan.

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

Our Operations
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

The guidewire was successfully fabricated and we created a demonstrative video of the guidewire in January of 2012.

In January and April of 2012, we filed two additional patents with improvements related to guidewire. In January of 2012,  a new lot of first generation guidewires was fabricated and we continue to refine the manufacturing process for higher volume yield. We also began fabrication of a second generation guidewire (work in process) and we worked on development of new fabrication techniques and conducted several evaluations of the various methods (work in process).

After fabrication of the guidewire, we identified potential products for the guidewire technology, selected trademark names and applied for trademark protection with the US Patent and Trademark Office. In January of 2012, we consulted with a neurosurgeon on the design /utility of the guidewire which resulted in the filing two additional patents for the design.

In January of 2012, we hired a marketing representative to solicit interest in the guidewire from various manufacturers.  Since February 2012,  he  met with representatives of 6 companies to demonstrate the sample guidewires. Since fabrication of the guidewire, we have sent samples of the guidewire device and/or showed sample guidewires to 8 additional companies who expressed an interest in seeing samples of the guidewire.

We located manufacturers and entered 10 non-disclosure agreements necessary to receive and review samples of our guidewire device. In February of 2012, Mr. DiCicco provided the first live demonstration of our working guidewire product to a neurosurgeon experienced with the use of guidewires in neurosurgery, as well as the CEO of a major manufacturer of guidewire products.

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

There are presently three physicians in South Florida using our Sentinel BreastScan System.  From May of 2011, to present we have provided customer service support to doctors that are using existing Sentinel BreastScan systems.

We have maintained good standing for the Sentinel BreastScan under the U.S. Food and Drug Administration’s  510k registration.

Results of Operations
As of March 31, 2012, and December 31, 2011, we  had $161,329 and $ 110 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to our business operations over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Revenues
We are in our development stage and  have not generates any revenue since our inception.

Total operating expenses
During the three months ended March 31, 2012, and 2011, total operating expenses were $254,793 and  $42,370, respectively. The general and administrative expenses were primarily the result of fees for consulting and legal and professional fees associated with fulfilling our SEC reporting requirements. We had a cumulative operating loss of $1,898,327 from April 26, 2007 (inception) to March 31, 2012.

Net loss
During the three months ended March 31, 2012, and 2011, the net loss was $440,858 and $42,370, respectively. We had a cumulative net loss of $2,085,858 from April 26, 2007 (inception) to March 31, 2012.

Liquidity and Capital Resources
As of March 31, 2012, we had $161,329 in cash resources. We do not believe that such funds will be sufficient to fund its expenses over the next 12 months.

There can be no assurance that additional capital will be available to us. We have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact our ability to remain a viable company.

Lack of Insurance
We presently do not have insurance which provides coverage for our  office facilities and operations and we cannot be certain that we can cover the risks associated with such lack of insurance or that we will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration
While our management believes we will be successful in its planned operating activities, there can be no assurance that we will be successful in the commercialization of our guidewire prototype, sale of our planned product, technology, or services that will generate sufficient revenues to earn a profit and sustain our operations. We  also intend to seek additional capital for our operations through the issuance of our common stock to fund our operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation  as a going concern. We have incurred an operating loss since inception and our cash resources are insufficient to meet our  planned business objectives. These and other factors raise substantial doubt about our  ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

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

Item 1A. Risk Factors
.
We have no revenues from operations and require financing, which we may not be able to receive, to continue our operations.
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

We expect to incur substantial losses so long as we continue our planned manufacturing, regulatory, and research and development activities. If we ultimately receive regulatory approval for the Sentinel BreastScan System, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. It is possible that we will not have adequate resources in the future to support continuation of our business activities.

Because our auditors have issued a going concern opinion and we may be unable to achieve our objectives, we may have to suspend our business operations should sufficient financial resources be unavailable.
Our auditors’ report in our December 31, 2011 financial statements for our fiscal year ending December 31, 2011 expressed an opinion that our capital resources as of December 31, 2011 are insufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have minimal operations, no revenues and no current prospects for future revenues, and we expect losses to continue into the future.
Our operations to date have consisted primarily of developing our operating plan. We have no operating history upon which an evaluation of our potential success or failure can be made.  As of March 31, 2012 and December 31, 2011, we had an accumulated deficit of  $1,964,072 and $1,293,107, respectively.  Our ability to generate revenues and become profitable is dependent upon our ability to commercialize our two products. We expect to incur additional operating losses in the future due to commercialization of our intellectual property.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.
The development of our Sentinel BreastScan and maneuverable-coiled guidewire will require significant outlays of capital and generally offers limited success probability. Our cash as of March 31, 2012, was $161,329 and is insufficient to meet our current operating cash requirements. We need to raise a significant amount of capital to pay for our planned business and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to commercialize our intellectual properties and our business will likely fail. Even assuming that we obtain the required financing, if our products are not accepted by our market, you will lose your entire investment.

We are subject to government regulation and failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
Our Sentinel BreastScan is subject to regulation by the FDA and other federal and state regulatory agencies. Pursuant to FDA regulations, we have  510(k) clearance and premarket authorization (“PMA”) . We must maintain 501(k) clearance and premarket authorization prior to marketing our products in the United States. If we fail to maintain our clearance or our PMA, we will not be able to implement our current business plan and may be unable to generate any revenues. The FDA clearance and approval process can be costly and time consuming, as well as, uncertain. There can be no assurance that we will maintain these clearances. Delays in obtaining such clearances and PMAs or changes in existing requirements could have a material and adverse effect on our business and operations. Even if we do obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Our inability to complete our clinical testing and product development activities would severely limit our ability to operate or finance operations.
In order to commercialize our products, we must complete substantial clinical trials, and obtain sufficient safety and efficacy results to support required registration approval and market acceptance. We may not be able to successfully complete the development of our products, or successfully market our technologies or products. We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products. Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result. Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues, thereby delaying commercialization.  As a result, we may not be able to raise capital to finance our continued operations during the period required for resolution of the issues.

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

We must comply with extensive governmental regulations and have no assurance of regulatory approvals or clearances which could cause us to cut back or cease operations.
A delay or inability to obtain any necessary United States, state or foreign regulatory clearances or approvals for our products would prevent us from selling our products the U.S. and other countries. In the United States, our products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. To obtain FDA approval of an application for pre-market approval of a diagnostic tool such as the Sentinel BreastScan the pre-market approval application must demonstrate based on statistically significant results from extensive clinical studies, that the subject device is safe and has clinical utility, meaning that as a diagnostic tool it provides information that measurably contributes to a diagnosis or management of a disease or condition.

In addition, sales of medical devices outside the United States may be subject to international regulatory requirements that vary from country to country. The time required to gain approval for international sales may be longer or shorter than required for FDA approval and the requirements may differ.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain these approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements which medical device manufacturers must comply with. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

The third-party manufacturers upon which we will depend to manufacture our products are required to adhere to applicable FDA regulations regarding quality systems regulations commonly referred to as QSRs, which include testing, control and documentation requirements. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or polices could prevent or delay regulatory approval of our products. Material changes to medical devices also are subject to FDA review and clearance or approval.

There can be no assurance that we will be able to obtain or maintain the following:

·	FDA approval of a pre-market approval application for the SentinelBreastScan;
·	foreign marketing clearances for our products or regulatory approvals or clearances for other products that we may develop, on a timely basis, or at all;
·	timely receipt of approvals or clearances;
·	continued approval or clearance of previously obtained approvals and clearances, and,
·	compliance with existing or future regulatory requirements.

If we do not obtain or maintain any of the above-mentioned standards, there may be material adverse effects on our business, financial condition, and results of operations.

We depend on third parties who may not be in compliance with the FDA's quality system regulations which may delay the approval or decrease the sales of our products
We have used and do use third parties to manufacture and deliver the components of our products and intend to continue to use third parties to manufacture and deliver these components and other products we may develop. There can be no assurance that the third-party manufacturers we depend on for the manufacturing of our product components will be in compliance with the quality system regulations (QSR) at the time of the pre-approval inspection or will maintain compliance afterwards. This failure could significantly delay FDA approval of the pre-market approval application for our products.

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time-consuming and costly.
Our relationships with physicians, hospitals and marketers of our products will be subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretation, and even minor, inadvertent violations can potentially give rise to claims that the relevant law has been violated. Certain states have similar anti-kickback, anti-fee splitting and self-referral laws andmpose substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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

We are dependent upon New Technology.
Our Sentinel BreastScan System is relatively new and has not yet achieved widespread acceptance in the health care industry. Additionally, our maneuverable-coiled guidewire is based upon a “buckling theory” in which the tip is bent according to the force applied and is not a commercially accepted application for guidewire. Our success is entirely dependent upon our ability to successfully commercialize our two products, the Sentinel BreastScan System and the buckling coiled guidewire.

Our inability to complete our product development activities would severely limit our ability to operate or finance operations.
We may not be able to successfully complete the development of our products, or successfully market our technologies or products. We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products. Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result. Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues, thereby delaying commercialization.  As a result we may not be able to raise capital to finance our continued operations during the period required for resolution of the issues. resolve the issues, thereby delaying commercialization.

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
The nature of our business exposes us to risk for product liability claims, which are inherent in the use of our maneuverable-coiled guidewire and the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer or allegations of malpractice by physicians or those using our system. Accordingly, there can be no assurance that we can avoid significant product liability exposure. We currently do not maintain product liability insurance coverage. Even if we obtain coverage, there is substantial doubt that product liability insurance will cover all liabilities should we face significant claims. A successful products liability claim brought against us could have a material adverse affect on our business, operating results and financial condition. If we are unable to maintain adequate product liability insurance, our ability to market our products will be significantly impaired. Any losses we may suffer for future claims or a voluntary or involuntary recall of our products and the damage that any product liability litigation or voluntary or involuntary recall may do to the reputation or marketability of our products would have a material adverse affect on our business, operating results, financial condition and stock price.

We are currently dependent on two products.
Our sole source of expected revenues for the foreseeable future is expected to come from the sale of our coiled guidewire and the Sentinel BreastScan System. Our operations may be adversely affected by economic, regulatory or similar problems or events that may apply only to us, only to medical devices of the type similar to the Sentinel BreastScan System or only within a particular market area in which the Sentinel BreastScan System is sold. The adverse effect of any such problems or events could be more easily absorbed in an investment in a more diversified business or one that operates in a different industry.

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
We are dependent upon our senior management, particularly Mr. Thomas DiCicco, our Chief Executive Officer and Principal Financial Officer. The loss or unavailability of Mr. DiCicco could have a material adverse effect on our business, prospects and viability. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining additional personnel. The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business and results of operations.

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
The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTC Bulletin Board, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information about us in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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
We presently have approximately 15,133,275 shares held by affiliates and 6,235,941 shares held by non-affiliates which are eligible for resale in reliance upon Rule 144 of the Securities Act of 1933.  In general, persons holding restricted securities of a Securities & Exchange Commission reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.
If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We expect to issue additional equity securities pursuant to employee benefit plans. The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders. Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock. As of the date of this Report on Form 10-Q, we had 49,126,292 shares of common stock and warrants exercisable into 5,046,666 common shares outstanding. Accordingly, we may issue up to an additional 435,827,042 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000,000 shares of preferred stock. Our board of directors may designate the rights terms and preferences at its discretion including conversion and voting preferences without notice to our shareholders.

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

Item 2. Unregistered Sales of Equity Securities

We relied upon Sections 4(2) of the Securities Act of 1933, as amended in offering and sale of the common shares set forth below. We believe section 4(2) was available because:

●	We are not a blank check company;
●	All certificates representing the common shares had restrictive legends; andSales were made to persons with a pre-existing relationship to us or our officers and directors.

On May 15, 2012, the holderof two convertible promissory notes dated April 5, 2011 and February 15, 2012 converted the principalamount of  $250,000 and accrued interest into 2,666,666 shares of our common stock in full satisfaction of all principal and interest due thereunder.  In connection with the February 152012 note, we granted the holder one (1) warrant for each (1) shares converted under the February 15, 2012 note. Each warrant isexercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

On May 16, 2012, the holder of two convertible promissory notes dated April 1, 2011 and February 24, 2012 converted the principal amount of  $225,000 and accrued interest into 2,380,000 shares of our common stock in full satisfaction of all principal and interest due thereunder.  In connection with the February 24, 2012 note, we granted the holder one (1) warrant for each (1) shares converted under the February 24, 2012 note. Each warrant is exercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

On April 11, 2012, we issued 50,000 shares of our restricted common stock for services related to our guidewire.

On March 7, 2012, we issued 50,000 shares of our restricted common stock for book keeping services rendered to us.

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

On February 13, 2012, we issued 99,450 shares of our restricted common stock to RadaAdvisors,Inc. in exchange for satisfaction of a convertible note in the amount of $2,500.

On February 13, 2012, we issued an aggregate of 175,000 shares to six persons for service on our scientific advisory board.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).
3.3	Certificate of Conversion
3.4	Certificate of Amendment to the Articles of Incorporation of Computer Vision Systems Laboratories, Corp., a Florida Corporation dated July 29, 2011 **
3.5	Amended Bylaws **
10.1	Patent Sale and Assignment, dated May 28, 2007, between the Company and Benny Gaber (incorporated by reference to Exhibit 10.1 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).
10.2	United States Patent Assignment form #7141024 (incorporated by reference to Exhibit 10.2 to Cardio Vascular’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 28, 2007).
10.3	Purchase and Sale Agreement dated July 9, 2008, between Benny Gaber and Carrigan Investments Limited (incorporated by reference to Exhibit 10.2 to Cardio Vascular’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008).
10.4	Purchase and Sale Agreement dated July 9, 2008, between Arie Orenstein and Carrigan Investments Limited (incorporated by reference to Exhibit 10.3 to Cardio Vascular’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008).
10.5	Exclusive Marketing Agreement dated July 22, 2009 by and between Cardio Vascular Medical Device Corp. and Elgressy Engineering Services (1987) Ltd.
10.6	Consulting Agreement dated July 21, 2009, by and between Cardio Vascular Medical Device Corp. and N.D.Raz Business and Project Development Ltd. and Mr. Yossi Raz.
10.8	10.8 License and Option to Purchase ***
10.9	10.9 Common Stock purchase Agreement ****
23.1	Consent of Peter Messino, CPA, Certified Public Accountants
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)
32.1	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the CFO (attached hereto) Section 1350 Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)
32.2	Section 1350 Certifications of Thomas DiCicco, CFO, (attached hereto)
___________
*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Filed as an Exhibit A to the 14C filed on August 8, 2011
***	Filed as an Exhibit to the 8K filed on May 13, 2011
****	Filed as an exhibit to the Form 8K filed on May 10,2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computer Vision Systems Laboratories

Dated: May 21, 2012	By:	/s/ Thomas DiCicco
	Title:	Thomas DiCicco
President, Chief Executive Officer