Form 10-Q
period 2012-06-30
Computer Vision Systems Laboratories Corp.
filed 2012-08-07
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of the date of this report on Form 10-Q, we had 49,126,292 shares of common stock, par value $0.0001 per share outstanding.  Our common shares are quoted on the OTC Markets OTCQB under the symbol “CVSL”.

PART I

FINANCIAL INFORMATION
Item 1.Financial Statements.

COMPUTER VISION SYSTEMS LABORATORIES CORP.
formerly
CARDIO VASCULAR MEDICAL DEVICE CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

June 30, 2012

On July 29, 2011 our majority shareholder approved a one (1) share for ten (10) share reverse stock split of our common shares, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split.

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,558	110
Prepaid expenses	-	199,110
	98,558	199,220

Non-current Assets:
License	250,000	250,000
Less accumulated amortization	(12,500)	(6,250)
Prototype	2,000	2,000

Total Assets	$338,058	$444,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$75,000	$114,290
Accrued liabilities	-	182,376
Convertible notes payable	-	260,000
Total current liabilities	75,000	556,666

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized; -0- issued and outstanding	-	-
Common stock, par value $0.0001 per share, 490,000,000 shares authorized;
49,126,284 and 26,005,818 shares issued and outstanding, respectively	4,913	2,601
Additional paid-in capital	4,938,143	1,530,703
Unearned share based compensation	(2,135,674)	-
(Deficit) accumulated during the development stage	(2,544,324)	(1,645,000)
Total stockholders' equity (deficit)	263,058	(111,696)

Total Liabilities and Stockholders' Equity (Deficit)	$338,058	$444,970

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(April 26, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	76,762	-	204,554	-	1,004,092
Consulting - related parties	64,924	3,000	129,848	31,400	694,168
Audit and accounting fees	7,000	1,000	8,500	4,000	82,880
Legal and professional fees	22,326	31,774	61,970	38,774	196,990
SEC and other public expense	4,343	-	6,686	3,970	49,375
Other administrative	-	-	15,465	-	36,077
Amortization	3,125	-	6,250	-	13,225
Total operating expenses	178,480	35,774	433,273	78,144	2,076,807

Loss from Operations	(178,480)	(35,774)	(433,273)	(78,144)	(2,076,807)

Other Income (Expense):
Interest income	-	-	-	-	45
Interest and financing expense	(279,985)	-	(466,050)	-	(503,728)
Miscellaneous income	-	-	-	-	825
Gain on foreign currency exchange	-	-	-	-	1,110
Settlement of Debt	-	34,180	-	34,180	34,231
Net Loss	$(458,465)	$(1,594)	$(899,323)	$(43,964)	$(2,544,324)
(Loss) Per Common Share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares	43,794,618	19,800,090	37,422,678	19,813,757
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

					Deficit
				Unearned	Accumulated
	Common Stock		Additional	Share	During the
			Paid-In	Based	Development
	Shares *	Amount	Capital	Compensation	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	-	-	-	-	-	-
Issuance of common stock for :
Cash	40,000,000	$4,000	$(3,000)	$-	$-	$1,000
Cash	14,000,000	1,400	108,490	-	-	109,890
Deferred Offering Costs	-	-	(20,000)	-	-	(20,000)
Services	100,000	10	515	-	-	525
Net loss for the period	-	-	-	-	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000	5,410	86,005	-	(98,121)	(6,706)

Net loss for the period	-	-	-	-	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000	5,410	86,005	-	(139,507)	(48,092)

Common stock issued for cash	13,600,000	1,360	26,140	-	-	27,500
Net loss for the period	-	-	-	-	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000	6,770	112,145	-	(209,373)	(90,458)

Common stock issued for services	1,200,000	120	23,880	-	-	24,000
Common stock issued for services	2,000,000	200	59,800	-	-	60,000
Common stock issued for services	1,000,000	100	29,900	-	-	30,000
Common stock issued for cash	125,000,000	12,500	82,500	-	-	95,000
Contributed capital	-	-	1,804	-	-	1,804
Net loss for the period	-	-	-	-	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000	19,690	310,029	-	(351,893)	(22,174)

Common stock issued for services	2,000,000	200	8,200	-	-	8,400
Contributed to capital	-	-	10,000	-	-	10,000
Common stock issued for services	37,840,000	3,784	937,436	-	-	941,220
Reverse split 1:10	(213,066,000)	(21,302)	21,307	-	-	5
Conversion of note payable	2,256,818	226	238,788	-	-	239,014
Common stock issued for services	75,000	3	4,943	-	-	4,946
Net loss for the period	-	-	-	-	(1,293,107)	(1,293,107)

BALANCE, December 31, 2011	26,005,818	2,601	1,530,703	-	(1,645,000)	(111,697)

Common stock issued for services	17,626,000	1,763	2,431,675	-	-	2,433,438
Unearned share based compensation	-	-	-	(2,135,674)	-	(2,135,674)
Conversion of note payable	397,800	40	9,960	-	-	10,000
Discount on convertible notes	-	-	177,500	-	-	177,500
Common stock issued for services	50,000	5	6,595	-	-	6,600
Conversion of note payable	5,046,666	505	504,161	-	-	504,666
Warrants issued	-	-	277,548	-	-	277,548
Net loss for the period	-	-	-	-	(899,323)	(899,323)

BALANCE, June 30, 2012	49,126,284	$4,913	$4,938,142	$(2,135,674)	$(2,544,323)	$263,058

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

Computer Vision Systems Laboratories Corp.
(formerly Cardio Vascular Medical Device Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From Inception
				(April 26, 2007)
	Six Months Ended			Through
	June 30.			June 30,
	2012	2011		2012
Cash Flows From Operating Activities
Net Loss	$(899,323)		$(43,964)	$(2,544,324)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services earned	304,364		8,400	1,392,474
Common stock issued to pay for interest	29,666		-	29,666
Warrants issued for Financing expenses	277,548		-	277,548
Amortization of discount	177,500		-	177,500
Amortization	6,250		-	13,225
Gain on extinguishment of liabilities	-		34,180	(725)
Changes in assets and liabilities:
Prepaid expenses	199,110		-	-
Accounts payable and accrued expenses	(221,667)		1,384	75,000
Total Cash Used For Operating Activities	(126,552)		-	(579,636)

Cash Flows From Financing Activities
Proceeds from related party loans	-		-	172,054
Payments on related party loans	-		-	(170,250)
Proceeds from loans	225,000		-	485,000
Payment of deferred offering costs	-		-	(20,000)
Proceeds from sale of common stock	-		-	453,390
Contribution by shareholder	-		-	10,000
Total Cash Provided by Financing Activities	225,000		-	930,194

Cash Flows From Investing Activities
Purchase of license	-		-	(250,000)
Purchase of prototype	-		-	(2,000)
Total Cash Used For Investing Activities	-		-	(252,000)

Net Increase (Decrease) in Cash	98,448		-	98,558

Cash at Beginning of Period	110		-	-

Cash at End of Period	$98,558		$-	$98,558

Supplemental Disclosure of Cash Flow Information
Interest paid	$-		$-	$19,014
Income taxes paid	$-		$-	$-

Non-cash Disclosure:
Contribution of shareholder debt	$-		$10,000	$10,000
Common stock issued for services	$2,440,038	$		$2,440,038
Conversion of note payable	$514,666		$-	$514,666

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2012 and December 31, 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Other Assets

The Company applied ASC 350-30, General Intangibles Other than Goodwill for its other assets.

The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows.  Intangible assets with a finite useful life are amortized over that finite useful life and intangible assets with an indefinite useful life are not amortized.

At June 30, 2012 other assets consisted of rights to a license of $250,000 and a prototype of $2,000.  Amortization expense for the periods ended June 30, 2012 and 2011 was $6,250 and $0, respectively.

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

All outstanding stock warrants have been excluded from the calculation of the diluted net loss per share of Common Stock because all such securities are anti-dilutive since the Company reported losses.

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

In February 2012, the Company entered into convertible note agreements with two investors pursuant to which the Company received $225,000. The notes are due on demand and they bear interest at 10% per annum. The notes may be converted at the election of the holder, into common stock of the Company at the per share price of $0.10 per common share. For each one share converted, holder shall be entitled to receive one warrant exercisable into one share of Common Stock at the price of $.50 per share. The Warrants shall be exercisable for a term of one year after the grant date. The Company recognized a beneficial conversion on the note, for the difference in the conversion rate from the fair market value at the date of agreement, in the amount of $177,500.

On May 15, 2012, the Company issued 2,666,666 shares of restricted common stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of this note the Company granted 1,277,537 warrants to the investor. Each warrant is exercisable into one share of Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two years after the date of grant.

On May 16, 2012, the Company issued 2,380,000 shares of restricted common stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note. In connection with the conversion of this note the Company granted 1,010,137 warrants to the investor. Each warrant is exercisable into one share of Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two years after the date of grant.

In the above conversions, the warrants were recorded at a fair market value of $277,547, using the Black Scholes Method.  The following weighted average assumptions were used in the calculation:

Stock price at date of grant	$0.145
Exercise price	$0.50
Term	2 years
Volatility	238%
Risk free interest rate	0.29%
Forfeiture rate	0%

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

On March 7, 2012, the Company issued 2,830,000 restricted shares to a consultant for services rendered from June 1, 2011 to February 28, 2016.

On March 7, 2012, the Company issued 235,000 shares of restricted common stock for services rendered to the Company.

On April 11, 2012, the Company issued 50,000 shares of restricted common stock for services rendered to the Company.

On May 15, 2012, the Company issued 2,666,666 shares of restricted common stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note.

On May 16, 2012, the Company issued 2,380,000 shares of restricted common stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note.

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

On April 18, 2011 the Company issued 125,000,000 restricted common shares to Thomas DiCicco for services to be rendered through October 2015. The shares were valued at $200,000.

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

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012, and 2011 was as follows (assuming a 34% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Expected tax benefit	$305,770	$14,948
Non deductible amortization	(60,350)	-
Change in valuation allowance	(245,420)	(14,948)

Total deferred tax provision	$-	$-

FS loss	$(899,323)	$(43,964)
Amortization of discount	177,500	-
tax loss	$(721,823)	$(43,964)

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$804,720	$559,300
Less - Valuation allowance	(804,720)	(559,300)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012 the Company had approximately $2,370,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

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

As used in this Annual Report on Form 10-Q (this “Report”), references to,” “we,” “our,” “us,” or “Computer Vision” refer to Computer Vision System Laboratories Corp., unless the context otherwise indicates.

Corporate Overview.
We are a Florida corporation originally formed in the state of Delaware on April 26, 2007, to engage in the licensing of manufacturing and distribution of a maneuverable-coiled guidewire which is our core product. In July of 2011, we acquired rights to license and distribute a product known as the Sentinel BreastScan.

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

We filed a  provisional patent application on  February 15, 2012, which was assigned application number 61/599,064.  We filed a second provisional patent application on March 28, 2012, which was assigned application number 61/616,528. Both applications covered improved and alternate techniques for the guidewire tip activation, a hand held torquing device, and remedies for shortcomings in the our main guidewire patent.

From March 31, 2012 through June 30, 2012, we continued to test manufacturing techniques to improve our guidewire yield.

Our Chief Executive Officer contacted three potential vendors with the ability to provide laser cut hypotubes for fabrication of our guidewire tip.

We located a company, Mound Laser, to manufacture two different designs for our Guidewire tip and we placed a purchase order with them for the two designs on January 6, 2012.

We provided the two prototype tips from Mound Laser to Custom Wire Technologies, our guidewire manufacturer for final fabrication and test of the new design in  July of 2012.

If the new design from Mounds Laser proves successful and we have sufficient capital, we plan to build a large quantity of samples to provide to the companies that have executed NDA’s.

We are presently obtaining quotes for similar tip fabrication for a much smaller diameter guidewire, which is suited for applications in neurosurgery.

The Sentinel BreastScan System.

On July 11, 2011, we entered into an agreement (the “Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared””) controlled by our Chief Executive Officer and Director, Thomas DiCicco. Pursuant to the agreement we:

i. obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan; and

ii. acquired rights to use, license and commercialize the Infrared Sciences, Sentinel BreastScan and BreastScan IR Trademark and/or Service marks.

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

We are presently seeking to identify possible acquisition and merger candidates; however, there is no assurance we will be successful in entering into agreements with such parties.

Results of Operations

Revenues
We are in our development stage and have not generated any revenue since our inception.

Total operating expenses
During the six months ended June 30, 2012, and 2011, total operating expenses were $433,273 and $78,144, respectively. The general and administrative expenses were primarily the result of fees for consulting and legal and professional fees associated with fulfilling our SEC reporting requirements. We had a cumulative operating loss of $2,076,807 from April 26, 2007 (inception) to June 30, 2012.

Net loss
During the six months ended June 30, 2012, and 2011, the net loss was $899,323 and $43,964, respectively. We had a cumulative net loss of $2,544,324 from April 26, 2007 (inception) to June 30, 2012.

Liquidity.
As of March 31, and June 30, 2012, we had $161,329 and $98,558  in cash resources respectively. We do not believe that such funds will be sufficient to fund its expenses over the next 12 months.  We will need to seek additional capital for the purpose of financing our marketing efforts.

Capital resources.
As of June 30, 2012 we did not have any material commitments for capital expenditures.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have  impact our financial position or results of operations.

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
Our operations to date have consisted primarily of developing our operating plan. We have a limited operating history upon which an evaluation of our potential success or failure can be made. As of March 31, 2012 and June 30, 2012, we had an accumulated deficit of $1,964,072 and $2,544,324, respectively. Our ability to generate revenues and become profitable is dependent upon our ability to commercialize our two products. We expect to incur additional operating losses in the future due to commercialization of our intellectual property.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.
The development of our Sentinel BreastScan and maneuverable-coiled guidewire will require significant outlays of capital and generally offers limited success probability. Our cash as of March 31, 2012, and June 30, 2012  was $161,329 and $98,558, respectively and is insufficient to meet our current operating cash requirements. We need to raise a significant amount of capital to pay for our planned business and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to commercialize our intellectual properties and our business will likely fail. Even assuming that we obtain the required financing, if our products are not accepted by our market, you will lose your entire investment.

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

There can be no assurance that we will be able to obtain or maintain the following:

·	FDA approval of a pre-market approval application for the Sentinel BreastScan;
·	foreign marketing clearances for our products or regulatory approvals or clearances for other products that we may develop, on a timely basis, or at all;
·	timely receipt of approvals or clearances;
·	continued approval or clearance of previously obtained approvals and clearances,;and,
·	compliance with existing or future regulatory requirements.

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
Our relationships with physicians, hospitals and marketers of our products will be subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretation and even minor, inadvertent violations can potentially give rise to claims that the relevant law has been violated. Certain states have similar anti-kickback, anti-fee splitting and self-referral laws and impose substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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
Our relationships with physicians, hospitals and marketers of our products will be subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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
On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (P.L. 111-148) and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (P.L. 111-152). The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "PPACA") provides for significant expansions of coverage for many categories of patients. Effective 2014, large employers will be required to offer coverage or be liable for an additional tax. The effect of this provision is not certain, as the amount of the tax may be less than the cost of providing health insurance. Individuals will be required to have qualifying health coverage, or pay a tax penalty. In 2014, state-based health insurance exchanges will be established to facilitate the purchase of insurance by individuals and small businesses. Effective in 2014, a comprehensive set of mandated benefits  will be established. Until 2014, a high risk pool will be established for individuals with pre-existing conditions. Other provisions eliminate lifetime coverage limits, rescission of coverage except in cases of fraud, and expand mandatory coverage of children. The net effect of these provisions on us cannot be predicted at this time. However, the PPACA may substantially increase governmental health care expenditures. This may result in added downward pressure on reimbursement for procedures utilizing the Sentinel BreastScan System. In addition, the PPACA establishes a 2.3% excise tax on medical devices, beginning in 2014. It is not entirely clear that this tax will apply to our business model of charging for procedures. We anticipate, however, that implementing regulations may apply the tax to the Sentinel BreastScan System. Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and the results of operations.

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
The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTC Markets OTCQB, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information about us in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Sales of our common stock under Rule 144 could reduce the price of our.
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
Sarbanes-Oxley and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As an operating public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company. As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities

We relied upon Sections 4(2) of the Securities Act of 1933, as amended in offering and sale of the common shares set forth below. We believe section 4(2) was available because:

●	We are not a blank check company;
●	All certificates representing the common shares had restrictive legends; and Sales were made to persons with a pre-existing relationship to us or our officers and directors.

On May 15, 2012, the holder of two convertible promissory notes dated April 5, 2011 and February 15, 2012 converted the principal amount of $250,000 and accrued interest into 2,666,666 shares of our common stock in full satisfaction of all principal and interest due thereunder. In connection with the February 15, 2012 note, we granted the holder one (1) warrant for each (1) share converted. Each warrant is exercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

On May 16, 2012, the holder of two convertible promissory notes dated April 1, 2011 and February 24, 2012 converted the principal amount of $225,000 and accrued interest into 2,380,000 shares of our common stock in full satisfaction of all principal and interest due thereunder. In connection with the February 24, 2012 note, we granted the holder one (1) warrant for each (1)  share converted. Each warrant is exercisable into one (1) share of our Common Stock at the price of $.50 per share. The Warrants are exercisable for a term of two (2) years after the date of execution hereof.

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

On February 13, 2012, we issued 99,450 shares of our restricted common stock to Rada Advisors, Inc. in exchange for satisfaction of a convertible note in the amount of $2,500.

On February 13, 2012, we issued an aggregate of 175,000 shares to six persons for service on our scientific advisory board.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5.Other Information.

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

10.5	Exclusive Marketing Agreement dated July 22, 2009 by and between Cardio Vascular Medical Device Corp. and Elgressy Engineering Services (1987) Ltd.
10.6	Consulting Agreement dated July 21, 2009, by and between Cardio Vascular Medical Device Corp. and N.D. Raz Business and Project Development Ltd. and Mr. Yossi Raz.
10.8	10.8 License and Option to Purchase ***
10.9	10.9 Common Stock purchase Agreement ****
23.1	Consent of Peter Messineo, CPA, Certified Public Accountants
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)
32.1	Rule 13a-14(a)/15d14(a) Certifications of Thomas DiCicco, the CFO (attached hereto) Section 1350 Certifications of Thomas DiCicco, the President, Chief Executive Officer and Director (attached hereto)
32.2	Section 1350 Certifications of Thomas DiCicco, CFO, (attached hereto)

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
___________

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	Filed as an Exhibit A to the 14C filed on August 8, 2011
***	Filed as an Exhibit to the 8K filed on May 13, 2011
****	Filed as an exhibit to the Form 8K filed on May 10,2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computer Vision Systems Laboratories

Dated: August 7, 2012	By:	/s/ Thomas DiCicco
	Title:	Thomas DiCicco
President, Chief Executive Officer