Form 10-Q
period 2012-09-30
Computer Vision Systems Laboratories Corp.
filed 2012-11-19
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-52818

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

(Exact name of registrant as specified in its charter)

Florida	45-4561241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2400 North Dallas Parkway, Suite 230, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(972) 398-7100

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2012, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to “we,” “our,” “us,” “CVSL” and the “Company” refer to Computer Vision System Laboratories, Corp. and its wholly owned subsidiary, Happenings Communications Group, Inc. (“HCG”), unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,248	$110
Prepaid expenses	27,500	199,110
Receivables, net	109,882	—
	153,630	199,220

Non-current Assets:
Fixed Assets, net of accumulated depreciation	1,514
License	273,350	250,000
Goodwill	369,292
Less accumulated amortization for License and Goodwill	(18,917)	(6,250)
Prototype	2,000	2,000
Other Intangibles	197,000
Total Assets	$977,869	$444,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$105,641	$114,290
Accounts payable	82,314
Accrued liabilities	101,562	182,376
Convertible notes payable	—	260,000
Total current liabilities	289,517	556,666

Stockholders’ Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding		—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 26,005,818 shares issued and outstanding, respectively	48,769	2,601
Additional paid-in capital	35,468,712	1,530,703
Unearned share based compensation	(70,162)	—
(Deficit) accumulated during the development stage	(34,758,967)	(1,645,000)
Total stockholders’ equity (deficit)	688,352	(111,696)
Total Liabilities and Stockholders’ Equity (Deficit)	$977,869	$444,970

The accompanying notes to financial statements are an integral part of these statements

*On July 29, 2011, the Company’s majority shareholder approved a one share for ten share reverse stock split of the Company’s shares of common stock, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split. Prior year share and common stock values have been retroactively restated for comparative presentation.

**On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital Partners, Ltd., a Texas limited partnership (“Rochon Capital”), in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From Inception
					(April 26, 2007)
	Three Months Ended		Nine Months Ended		Through
	September 30		September 30		September 30
	2012	2011	2012	2011	2012
Revenues	$15,696		$15,696	$—	$15,696
			—
OPERATING EXPENSES:			—
Consulting	—	582,660	204,554	582,660	1,004,092
Consulting - related parties	—	367,560	129,848	398,960	694,168
Audit and accounting fees	2,864	500	11,364	4,500	85,744
Legal and professional fees	90,951	25,395	152,921	64,169	287,940
SEC and other public expense	2,847	2,599	9,193	6,569	52,222
Other administrative	15,811	—	31,616	—	51,888
Payroll and commissions	6,146	—	6,146	—	6,146
Insurance	735	—	735	—	735
Printing and reproduction	5,435	—	5,435	—	5,435
Stock-based compensation	1,792,465		2,065,512		2,065,512
Impairment of acquired asset	30,036,897		30,036,897		30,036,897
Amortization	3,125	—	9,375	—	16,350
Total operating expenses	31,957,276	978,714	32,663,596	1,056,858	34,307,129
			—
Loss from Operations	(31,941,580)	(978,714)	(32,647,900)	(1,056,858)	(34,291,433)
			—
Other Income (Expense):			—
Interest income	—	—	—	—	45
Interest and financing expense	(17)	—	(466,067)	—	(503,745)
Miscellaneous income	—	—	—	—	825
Gain on foreign currency exchange	—	—	—	—	1,110
Settlement of Debt	—	—	—	34,231	34,231
Net Income (Loss)	$(31,941,597)	$(978,714)	$(33,113,967)	$(1,022,627)	$(34,758,967)

Basic and diluted net loss per share	$(0.41)	$(0.04)	$(0.65)	$(0.05)
Weighted average number of shares	78,261,085	22,563,478	51,035,480	20,740,403

The accompanying notes to financial statements are an integral part of these statements.

*On July 29, 2011, the Company’s majority shareholder approved a one share for ten share reverse stock split of the Company’s common stock, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split. Prior year share and common stock values have been retroactively restated for comparative presentation.

**On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

					Deficit
				Unearned	Accumulated
			Additional	Share	During the
	Common Stock		Paid-In	Based	Development
	Shares *	Amount	Capital	Compensation	Stage	Total
BALANCE, April 26, 2007 (Date of inception)	—	—	—	—	—	—
Issuance of common stock for:
Cash	40,000,000	4,000	(3,000)	—	—	1,000
Cash	14,000,000	1,400	108,490	—	—	109,890
Deferred Offering Costs	—	—	(20,000)	—	—	(20,000)
Services	100,000	10	515	—	—	525
Net loss for the period	—	—	—	—	(98,121)	(98,121)

BALANCE, December 31, 2007	54,100,000	5,410	86,005	—	(98,121)	(6,706)

Net loss for the period	—	—	—	—	(41,386)	(41,386)

BALANCE, December 31, 2008	54,100,000	5,410	86,005	—	(139,507)	(48,092)

Common stock issued for cash	13,600,000	1,360	26,140	—	—	27,500
Net loss for the period	—	—	—	—	(69,866)	(69,866)

BALANCE, December 31, 2009	67,700,000	6,770	112,145	—	(209,373)	(90,458)

Common stock issued for services	1,200,000	120	23,880	—	—	24,000
Common stock issued for services	2,000,000	200	59,800	—	—	60,000
Common stock issued for services	1,000,000	100	29,900	—	—	30,000
Common stock issued for cash	125,000,000	12,500	82,500	—	—	95,000
Contributed Capital	—	—	1,804	—	—	1,804
Net loss for the period	—	—	—	—	(142,520)	(142,520)

BALANCE, December 31, 2010	196,900,000	19,690	310,029	—	(351,893)	(22,174)
					—
Common stock issued for services	2,000,000	200	8,200	—	—	8,400
Contributed capital	—	—	10,000	—	—	10,000
Common stock issued for services	37,840,000	3,784	937,436	—	—	941,220
Reverse split 1:10	(213,066,000)	(21,307)	21,307	—	—	—
Conversion of note payable	2,256,818	226	238,788	—	—	239,014
Common stock issued for services	75,000	3	4,943	—	—	4,946
Net loss for the period	—	—	—	—	(1,293,107)	(1,293,107)

BALANCE, December 31, 2011	26,005,818	2,596	1,530,703	—	(1,645,000)	(111,701)

Common stock issued for services	17,626,008	1,763	2,431,675		—	2,433,438
Common stock issued for contract termination	500,000	50	34,950			35,000
Common stock issued for acquisitions	438,086,034	43,810	30,495,620		—	30,539,430
Unearned share based compensation	—	—	—	(2,135,674)	—	(2,135,674)
Earned portion of share based compensation				2,065,512		2,065,512
Conversion of note payable	397,800	40	9,960	—	—	10,000
Discount on convertible notes	—	—	177,500	—	—	177,500
Common stock issued for services	50,000	5	6,595	—	—	6,600
Conversion of note payable	5,046,666	505	504,161	—	—	504,666
Warrants issued	—	—	277,548	—	—	277,548
Net loss for the period	—	—	—	—	(33,113,967)	(33,113,967)

BALANCE, September 30, 2012	487,712,326	48,769	$35,468,712	$(70,162)	$(34,758,967)	688,352

The accompanying notes to financial statements are an integral part of these statements.

*On July 29, 2011, the Company’s majority shareholder approved a one share for ten share reverse stock split of the Company’s common stock, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split. Prior year share and common stock values have been retroactively restated for comparative presentation.

**On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			(April 26, 2007)
	Nine Months Ended		Through
	September 30, 2012		September 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	(33,113,967)	(1,022,627)	(34,758,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off for impairment of acquired assets	30,036,897		30,036,897
Common stock issued for services earned	339,364	959,620	1,427,474
Earned portion of deferred compensation	2,065,512	—	2,064,787
Common stock issued to pay for interest	29,666	—	29,666
Warrants issued for Financing expenses	277,548	—	277,548
Amortization of discount	177,500	—	177,500
Amortization	8,650	—	15,625
Gain on extinguishment of liabilities	—	—	(725)
Changes in assets and liabilities:	—
Prepaid expenses	226,110	—	—
Accounts receivable	304		304
Increase in unearned revenue	6,117		6,117
Accounts payable and accrued expenses	(242,421)	65,007	76,570
Total Cash Provided by Operating Activites	(188,720)	2,000	(647,204)
	—
Cash Flows From Financing Activites	—
Proceeds from related party loans	(5,400)		172,054
Payments on related party loans	—		(170,250)
Proceeds from loans	225,000	—	485,000
Payment of deferred offering costs	—	—	(20,000)
Proceeds from sale of common stock	—	—	453,390
Contribution by shareholder	—	—	10,000
Total Cash Provided by Financing Activities	219,600	—	930,194
	—
Cash Flows From Investing Activities	—
Purchase of license	(23,350)	—	(273,350)
Purchase of prototype	—	(2,000)	(2,000)
Total Cash Provided by Investing Activities	(23,350)	(2,000)	(275,350)
	—
Net Increase (Decrease) in Cash	7,530	—	7,640
	—
Cash at Beginning of Period	8,718	—	8,608
	—
Cash at End of Period	$16,248	$—	$16,248

Supplemental Disclosure of Cash Flow Information	—
Interest paid	$17	$—	$19,031
Income taxes paid	$—	$—	$—
	—
Non-cash Disclosure:	—
Contribution of shareholder debt	$10,000	$10,000	$10,000
Common stock issued for services	$2,440,038	$—	$2,440,038
Conversion of note payable	$514,666	$—	$514,666
Common stock issued for acquisitions	$30,539,430	$—	$30,539,430

The accompanying notes to financial statements are an integral part of these statements.

*On July 29, 2011, the Company’s majority shareholder approved a one share for ten share reverse stock split of the Company’s common stock, which became effective on August 30, 2011.  Shares presented in the financial statements reflect the reverse stock split. Prior year share and common stock values have been retroactively restated for comparative presentation.

**On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1)         Summary of Significant Accounting Principles

Nature of Operations

The Company is a Florida corporation originally formed in the State of Delaware in April 2007.  The Company converted into a Florida corporation in June 2011.

The business plan of the Company before acquiring HCG was to develop and commercialize the Company’s Sentinel BreastScan System and develop a medical device application utilizing its patent pertaining to a maneuverable coiled guide wire (collectively, the “Medical Products” and the business regarding the Medical Products being the “Medical Product Business”).

On August 24, 2012 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, HCG and Rochon Capital. Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, the Company issued 438,086,034 shares of its restricted common stock to Rochon Capital (the “Initial Share Exchange”).  The shares of the Company’s common stock received by Rochon Capital totaled approximately 90% of the Company’s issued and outstanding stock at such time.  The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control of the Company and HCG becoming the Company’s wholly owned subsidiary.

HCG was incorporated in March 1996 in the State of Texas under the name “JPR Publications Corp.”  In January 2000, HCG’s name was changed to “Happenings Communications Group, Inc.”  HCG publishes Happenings Magazine and distributes free copies of Happenings Magazine to over 100,000 readers per month in locations around Scranton, Pennsylvania.  HCG has a limited number of print subscribers to the print version of Happenings Magazine.  Print and digital editions of Happenings Magazine reference events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania.  HCG also provides advertising agency and creative services to third parties.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).

Certain reclassifications have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Reference is made to the Company’s audited financial statements as of December 31, 2011, made a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission, which contains additional information, including significant accounting policies.

Use of Estimates

The financial statements in this Quarterly Report have been prepared on a GAAP basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate fair value because of the relatively short period of time between the originations of these instruments and their expected realization.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed in this Quarterly Report are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments approximate their historical carrying amounts.

Cash and Cash Equivalents

The Company follows FASB ASC 305, “Cash and Cash Equivalents,” and considers currency on hand and demand deposits to be cash, and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company follows FASB ASC 310-10, “Receivables,” and accounts receivable consist of amounts due to HCG for publication advertising and advertising agency services.

An allowance for doubtful accounts is established for any amounts that may not be collected and is determined from an analysis of accounts receivable aging detail.  Receivables are considered past due based on payment terms.  HCG does not impose interest or late fee charges on past due receivables.

Inventories

The Company considers all advertising and related consumable products to be period costs, due to materiality and short-term value of product; therefore, the Company held no inventory as of September 30, 2012.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2011 or 2010, respectively.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  Except as described below, the Company did not recognize any impairment losses for any periods presented.

Other Assets

The Company applied ASC 350-30, “General Intangibles Other than Goodwill” for its other assets.

The transaction pursuant to the Share Exchange Agreement was accounted for as a business combination, in which the Company acquired HCG.  Under accounting guidelines, the fair value of the consideration effectively transferred should be based on the most reliable measure available.  At the time, the Company determined that the quoted market price of its shares of common stock provided a more reliable basis for measuring the consideration effectively transferred in the acquisition than the estimated fair value of the shares in HGC since HCG was privately held.  As a result, the consideration was measured using the market price of $0.07 per share of common stock for the 438,086,034 shares of common stock that were issued to Rochon Capital, which resulted in recognition of $30.6 million of goodwill, as reported in the financial statements attached to the Company’s Current Report on Form 8-K filed on October 1, 2012.

Subsequent to the closing of the Initial Share Exchange, the Company analyzed the fair value of the business and assets acquired as a result of the Share Exchange Agreement, and determined that the Company should recognize a non-cash goodwill impairment charge of approximately $30.0 million.  An impairment charge in that amount is being recognized in the quarter ended September 30, 2012.  This is a non-cash charge and is being recognized now to better reflect the overall value of the Medical Products Business and HCG, on a combined basis, as of September 30, 2012.

The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets with a finite useful life are amortized over that finite useful life and intangible assets with an indefinite life are not amortized.

Long-lived assets such as intangible assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Revenue Recognition

The Company follows FASB ASC 605, “Revenue Recognition,” and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i) Persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

The Company’s only current revenue source is derived from the activities of HCG.  HCG derives its revenue primarily from advertising in Happenings Magazine.  HCG also provides advertising agency services such as strategy development, video production, digital marketing, website design and social media, and generates limited revenue from these activities.  Additional advertising agency services focus on print and include newsletters, guidebooks, brochures and directories. HCG recognizes revenue as follows:

1.              Advertising Sales Revenue. Revenue is recognized when the publication containing the client’s advertisement is designed, printed and distributed.  Availability to readers is at the point and time of distribution.

2.              Creative Services Revenue.  In addition to publication duties and responsibilities, HCG provides services much like an advertising agency that offers marketing strategies and advertising campaigns, specifically the design and creation of print materials and publications. Revenue is recognized when the project is complete and the customer is in receipt of the deliverable.

HCG has a limited number of paid subscribers to the print version of Happenings Magazine, the revenues from which are less than $3,000 annually.  Subscriptions to the print magazine are available in one and two year subscriptions.  During the nine months ended September 30, 2012, HCG’s subscription revenue was less than $3,000.

Deferred revenue may be recorded if amounts are invoiced in advance to customers for advertisements placed in an upcoming month’s publication.  Deferred revenue represents unearned and therefore unrecognized amounts, which are later recognized in the month of publication.  Generally, creative services are paid for upon project completion.

Before the acquisition of HCG, the Company had been in the development stage and had yet to realize revenues from planned operations of its Medical Products Business.  Potential revenue could be generated from licensing, manufacturing and selling, research and development and royalty payment arrangements with respect to the Medical Products.

Earnings (Loss) Per Share

The Company follows FASB ASC 260, “Earnings Per Share.”  Basic net loss per share of common stock is computed by dividing net loss be the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

All outstanding stock warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive since the Company reported losses.

Subsequent to the closing of the Share Exchange Agreement, the Company analyzed the fair value of the business and assets acquired as a result of the Initial Share Exchange, and determined that the Company should recognize a non-cash goodwill impairment charge of approximately $30.0 million.  An impairment charge in that amount is being recognized in the quarter ended September 30, 2012.  This is a non-cash charge and is being recognized now to better reflect the overall value of the Medical Products Business and HCG, on a combined basis, as of September 30, 2012.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

Before becoming a wholly owned subsidiary of the Company, HCG had reported its earnings under the Subchapter S-Corporation election and thereby all taxable income passed through to HCG’s shareholders and was taxed at the shareholders’ ordinary tax rate.  As a result, there had been no provision for income taxes in prior years.

Temporary differences resulting from accelerated depreciation methods utilized for tax purposes versus straight-line method used for GAAP financial reporting purposes, as well as other temporary tax differences resulting from allowable tax accounting applications, are considered immaterial and therefore no deferred tax asset or liability has been recognized in the periods presented.

Commitments and Contingencies

The Company follows FASB ASC 450-20, “Loss Contingencies,” in accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)         Development Stage Activities

The Company is in the development stage. The Company, through its ownership of HCG, also publishes Happenings Magazine and engages in certain other creative services.  Before the Initial Share Exchange, the Company’s primary focus was the development, marketing and commercialization of the Medical Products.

The accompanying financial statements have been prepared in conformity with GAAP.  The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives of commercializing the Medical Products.  These and other factors raise substantial doubt about the Company’s ability to continue pursuing commercialization of the Medical Products.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to raise sufficient funds to continue pursuing commercialization of the Medical Products.

(3)   Convertible Notes Payable and Loans Payable

During November 2011, the Company issued $470,000 worth of convertible notes to three investors.  The notes were convertible to shares of the Company’s common stock at a price per share equal to 80% of the daily average of the Company’s bid and ask price for the thirty days prior to the date that the holder delivered a notice of conversion to the Company.  As described below, these notes were converted into shares of the Company’s common stock.

On December 1, 2011, the Company issued 2,256,818 shares of restricted common stock to an investor in satisfaction of $220,000 of principal and $19,014 of interest due pursuant to a convertible note.

In February 2012, the Company entered into convertible note agreements with two investors pursuant to which the Company received $225,000. The notes were due on demand and they bear interest at 10% per annum. The notes could be converted at the election of the holder, into common stock of the Company at the per share price of $0.10 per share of common stock. For each one share converted, holder was entitled to receive one warrant exercisable into one share of common stock at a price of $0.50 per share. The warrants are exercisable for a term of one year after the date of grant. The Company recognized a beneficial conversion on the note, for the difference in the conversion rate from the fair market value at the date of agreement, in the amount of $177,500. As described below, these notes were converted into shares of the Company’s common stock.

On May 15, 2012, the Company issued 2,666,666 shares of its restricted common stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note.  In connection with the conversion of this note, the Company granted 1,277,537 warrants to the investor. Each warrant is exercisable into one share of the Company’s common stock at the price of $0.50 per share.  The warrants are exercisable for a term of two years after the date of grant.

On May 16, 2012, the Company issued 2,380,000 shares of its restricted common stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note.  In connection with the conversion of this note, the Company granted 1,010,137 warrants to the investor. Each warrant is exercisable into one share of the Company’s common stock at the price of $0.50 per share. The warrants are exercisable for a term of two years after the date of grant.

In the above conversions, the warrants were recorded at a fair market value of $277,547, using the Black-Scholes. The following weighted average assumptions were used in making the calculation under Black-Scholes:

Stock price at date of grant	$0.145
Exercise price	$0.50
Term	2 years
Volatility	238%
Risk free interest rate	0.29%
Forfeiture rate	0%

(4) Common Stock

As of the date of the Initial Share Exchange, the Company issued 438,086,034 shares of its common stock to Rochon Capital.  This transaction resulted in the Company’s change in control.  Additional shares of the Company’s common stock will be issued to Rochon Capital at the anticipated Second Tranche Closing (as defined in the Share Exchange Agreement).

On August 15, 2012, the Company issued 500,000 shares of its restricted common stock to two investors in satisfaction of the remaining obligations under a prior contract.

On March 7, 2012, the Company issued 50,000 shares of its restricted common stock for bookkeeping services rendered to the Company.

On March 7, 2012, the Company issued 50,000 shares of its restricted common stock for fabricating the prototype for the Company’s guidewire.

On March 7, 2012, the Company issued 30,000 shares of its restricted common stock for legal services.

On March 7, 2012, the Company issued 8,830,000 shares of its restricted common stock for consulting services in financial, business and marketing.

On March 7, 2012, the Company issued 2,830,000 shares of its restricted common stock for consulting services in financial, business and marketing.

On March 7, 2012, the Company issued 25,000 shares of its restricted common stock for assistance with marketing its products.

On March 7, 2012, the Company issued 5,000 shares of its restricted common stock for strategic introductions.

On March 7, 2012, the Company issued 6,556,000 shares of its restricted common stock to its then Vice President and director, Michael DiCicco for services rendered to the Company as its Vice President and director.

On March 7, 2012, the Company issued 1,000,000 shares of its restricted common stock to its then director, Douglas Miscollu for service as director.

On March 7, 2012, the Company issued 6,830,000 shares of its restricted common stock to a consultant for services rendered to the Company.

On March 7, 2012, the Company issued 2,830,000 shares of its restricted common stock to a consultant for services rendered to the Company.

On February 13, 2012, the Company issued 298,350 shares of its restricted common stock to Olympus Capital Group in exchange for satisfaction of a convertible note in the amount of $7,500.

On February 13, 2012, the Company issued an aggregate of 175,000 shares of its restricted common stock to six persons for service on the Company’s scientific advisory board.

On February 13, 2012, the Company issued 99,450 shares of its restricted common stock to Rada Advisors, Inc. in exchange for satisfaction of a convertible note in the amount of $2,500.

During November 2011, the Company issued $470,000 worth of convertible notes to three investors. The notes are convertible into shares of the Company’s restricted common stock, at the price per share which is 20% less than the daily average of the bid and ask price for the 30 days prior to the date that the holder delivers a notice of conversion to the Company.

On July 28, 2011, the Company issued 1,444,000 shares of its restricted common stock to Michael DiCicco, the Company’s then Vice President and director for services rendered.

On July 28, 2011, the Company issued 1,174,000 shares of its restricted common stock to Joseph Safina for services rendered.

On July 28, 2011, the Company issued 1,174,000 shares of its restricted common stock to Joseph Babiak.

On March 10, 2011, the Company issued 200,000 shares of its restricted common stock to its former officer and director, David Hostelley. The stock was valued at $8,400 based on the then current fair market price.

On May 15, 2010, the Company issued 200,000 shares of its restricted common stock to Mr. Asher Zwebner, a former officer and director in exchange for the release of liabilities. The transaction was valued at $60,000.

On May 15, 2010, the Company issued 100,000 shares of its restricted common stock to Mr. Joseph Raz in exchange for the release of liabilities owed to him. The transaction was valued at $30,000.

On January 12, 2010, the Company issued 120,000 shares of its restricted common stock to a former director and officer as compensation for consulting services rendered or to be rendered amounting to $24,000 during the year ending December 31, 2010.

On June 8, 2010, the Company sold an aggregate of 12,500,000 shares of its restricted common stock to two separate entities (Rada Advisors, Inc. and Olympus Capital Group, LLC) for a total of $95,000 pursuant to an agreement for the purchase of the Company’s common stock. The share transaction represented approximately 63.5% of the Company’s total outstanding common stock at such time, and resulted in the Company’s change in control.

(5) Related Party Transactions

On March 10, 2011, the Company issued 200,000 shares of its restricted common stock to David Hostelley for service as the Company’s then Chief Executive Officer, President and Chief Financial Officer.

On July 11, 2011, the Company entered into an agreement (the “License Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared”), controlled by Thomas DiCicco, the Company’s former Chief Executive Officer, a former director and, immediately before the First Tranche Closing, the holder of approximately 25% of the Company’s outstanding common stock.  Pursuant to the License Agreement the Company: (i) obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan and (ii) acquired rights to use, license and commercialize the “Infrared Sciences,” “Sentinel Breast Scan” and “BreastScan IR” trademark and/or service marks.  Under the terms of the License Agreement, the Company was required to pay $250,000, of which $75,000 remains outstanding.  Under the terms of the Share Exchange Agreement, the Company may pay up to $75,000 to Infrared for outstanding amounts due pursuant to the License Agreement. The Company may elect to pay any remaining sums due to Infrared or, in lieu of payment, transfer the rights the Company holds in the Sentinel BreastScan and the guidewire to Infrared.

On March 10, 2011, David Hostelley was named Chief Executive Officer, President, Chief Financial Officer and director of the Company.  For agreeing to serve in such capacity, Mr. Hostelley was issued 2,000,000 shares of the Company’s common stock. The shares of the Company’s common stock were valued at $8,400 based on current market price and discounted for restricted trading.

On July 28, 2011, the Company issued 1,440,000 shares of its restricted common stock to Michael DiCicco, the Company’s then Vice President and a director, for services rendered to the Company.  On March 7, 2012, the Company issued an additional 6,556,000 shares of its restricted common stock to Mr. DiCicco for future service as the Company’s Vice President and director. All shares issued to Michael DiCicco for future service subsequently were deemed fully earned.  Michael DiCicco has no further obligation to provide services to the Company.

During November 2011, the Company issued a convertible note to Josh Gooden in the original principal amount of $220,000.  On December 1, 2011, the Company issued 2,256,818 shares of its restricted common stock to Mr. Gooden in satisfaction of such note.

At December 31, 2011, HCG had a related party shareholder payable of $25,241 related to a loan made by HCG’s shareholder, Rochon Capital, to HCG for working capital.

On March 7, 2012, the Company issued 1,000,000 shares of its restricted common stock to the Company’s then director, Douglas Miscoll, for future service as a director.  All shares issued to Mr. Miscoll for future service subsequently were deemed fully earned.  Mr. Miscoll has no further obligation to provide services to the Company.

On May 15, 2012, the Company issued 2,666,666 shares of its restricted common stock to Lee White, an investor, in satisfaction of $250,000 in principal and $16,666 in interest due to him pursuant to a convertible note.

On May 16, 2012, the Company issued 2,380,000 shares of its restricted common stock to Colin Harvey, an investor, in satisfaction of $225,000 in principal and $13,000 in interest due to him pursuant to a convertible note.

On September 27, 2012, Rochon Capital transferred, in a private transaction, 3,000,000 shares of its restricted common stock received by Rochon Capital as part of the Initial Share Exchange to each of Kelly Kittrell and Russell Mack.  Rochon Capital transferred these shares to Messrs. Kittrell and Mack in exchange for services performed by them to Richmont Holdings, Inc. (“Richmont Holdings”) in connection with the Share Exchange Agreement, and, with respect to Mr. Kittrell, for financial management services, and with respect to Mr. Mack, for marketing strategy services, to be performed on behalf of the Company in connection with any direct-selling business conducted by the Company.  Each of Messrs. Kittrell and Mack is an employee of an affiliate of Richmont Holdings, a private investment and business management company controlled by Mr. Rochon.

During the periods presented, the Company has had minimal needs for office space. Rochon Capital, the Company’s principal shareholder, has provided, as necessary, any minimal use of office and office equipment at no charge through its affiliate, Richmont Holdings.

Two of the employees of HCG are siblings of Mr. Rochon, the Company’s Chief Executive Officer, Chairman of the Board of Directors of the Company (the “Board”), and the controlling person of Rochon Capital, the Company’s principal shareholder.

Each of Paula Mackarey and John P. Rochon is a guarantor of HCG’s line of credit with Pennstar Bank.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012, and 2011 was as follows (assuming a 34% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Expected tax benefit	$332,030	$14,948
Non deductible amortization	(60,350)	—
Change in valuation allowance	(271,680)	(14.948)

Total deferred tax provision	$—	$—

FS loss	$(976,559)	$(43,964)
Amortization of discount	177,500	—
tax loss	$(799,059)	$(43,964)

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$830,980	$559,330
Less - Valuation Allowance	(830,980)	(559,300)

Total net deferred tax assets	$—	$—

A valuation allowance equal to the deferred income tax assets has been provided for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $2,370,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

Management has not identified any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

(7) Changes in Management

On March 10, 2011, David Hostelley, was named Chief Executive Officer, President, Chief Financial Officer and director of the Company.

The Company’s former sole director, David Hostelley, resigned as director and appointed Thomas DiCicco and Michael DiCicco as the Company’s two directors effective May 17, 2011, and Thomas DiCicco was appointed as the Company’s Chief Executive Officer.

On September 25, 2012, Thomas DiCicco and Michael DiCicco, the Company’s former officers and directors, resigned as officers and directors of the Company and John P. Rochon became the Company’s sole director and Chief Executive Officer.

On November 15, 2012, the Company announced the appointment, effective December 3, 2012, of six additional directors to the Board.

(8) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other” (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet” (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to impact the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (Topic 220).  This newly issued accounting standard defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  This ASU does not affect the main provision of ASU 2011-05 which requires companies to present items of net income, other comprehensive income and total comprehensive income in either a single continuous statement or two consecutive statements.  The effective date of ASU 2011-12 is consistent with ASU 2011-05, effective for fiscal years and interim periods beginning after December 25, 2011.  The adoption of this standard has not impacted, and is not expected to impact in the future, the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The Company has employed this guidance in connection with the goodwill impairment charge that it recognized in the third quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this guidance has not impacted, and is not expected to impact in the future, the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011.  Adoption of this guidance has not impacted, and is not expected to impact in the future, the Company’s financial position or results of operations.

Except for rules and interpretive releases of the Commission under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

(9) Description of Certain Events Regarding the Company’s Acquisition of HCG

As set forth above, the Company entered into the Share Exchange Agreement on August 24, 2012.  As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2012 (the “Specified Current Report”), on September 25, 2012, the Company completed the Initial Share Exchange.  At the closing for the Initial Share Exchange and related transactions (the “First Tranche Closing”), in exchange for all of the outstanding capital stock of HCG owned by Rochon Capital, the Company issued to Rochon Capital 438,086,034 shares of its common stock, representing approximately 90% of its issued and outstanding capital stock.  The Initial Share Exchange resulted in a change in control of the Company, and the holders of the Company’s outstanding common stock immediately before the Initial Share Exchange experienced significant dilution from such event.  In addition, HCG became a wholly owned subsidiary of the Company as part of the First Tranche Closing.

Additional information with respect to the Share Exchange Agreement and related transactions, including information with respect to the Company’s current plans, is set forth in the Specified Current Report.

Proforma Financial Information:

Set forth below is proforma financial information for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012 (unaudited)
	CVSL	HCG	Combined

Revenues	$—	$714,951	$714,951

OPERATING EXPENSES:
Consulting	204,554	—	204,554
Consulting - related parties	129,848	—	129,848
Audit and accounting fees	11,250	6,370	17,620
Legal and professional fees	152,921	1,952	154,873
SEC and other public expense	9,193	—	9,193
Other administrative	29,330	119,217	148,547
Payroll and commissions	—	308,825	308,825
Insurance	—	18,043	18,043
Printing and reproduction	—	233,607	233,607
Stock-based compensation	2,065,512		2,065,512
Impairment of acquired asset	30,036,897		30,036,897
Amortization	9,375	—	9,375
Total operating expenses	32,648,880	688,014	33,336,894

Profit (Loss) from Operations	$(32,648,880)	$26,937	$(32,621,943)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements (“forward-looking statements”) that involve risks and uncertainties. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Quarterly Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect the Company’s current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report discusses some of the important risk factors that may affect our business, results of operations and financial condition.

Our stockholders are urged to consider such risks and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.  The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of the Company or its operations and operating results. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business Overview

The Company is a Florida corporation originally formed in the State of Delaware in April 2007.  The Company converted into a Florida corporation in June 2011.

On August 24, 2012, the Company entered into the Share Exchange Agreement with Rochon Capital and HCG.  Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 438,086,034 shares of our restricted common stock to Rochon Capital.  These exchanged shares totaled approximately 90% of our issued and outstanding stock.  The Initial Share Exchange was completed on September 25, 2012 and resulted in our change in control and HCG becoming our wholly owned subsidiary.

The Initial Share Exchange was accounted for as a business combination, in which we acquired HCG.  Under accounting guidelines, the fair value of the consideration effectively transferred should be based on the most reliable measure available.  At the time, we determined that the quoted market price of our shares of common stock provided a more reliable basis for measuring the consideration effectively transferred in the acquisition than the estimated fair value of the shares in HGC since HCG was privately held.  As a result, the consideration was measured using the market price of $0.07 per share of common stock for the 438,086,034 shares of common stock that were issued to Rochon Capital, which resulted in recognition of $30.6 million of goodwill, as reported in the financial statements attached to the Specified Current Report.

Subsequent to the closing of the Share Exchange Agreement, we analyzed the fair value of the business and assets acquired as a result of the Share Exchange Agreement, and determined that we should recognize a non-cash goodwill impairment charge of approximately $30.0 million.  An impairment charge in that amount is being recognized in the quarter ended September 30, 2012.  This is a non-cash charge and is being recognized now to better reflect the overall value of the Medical Products Business and HCG, on a combined basis, as of September 30, 2012.

Additional Information Regarding Our Medical Products Business

The Company has been involved in the commercialization of two products with medical applications.  The Company obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan and acquired rights to certain trademarks and/or service marks surrounding the BreastScan system.   The Company also holds a patent from the United States Patent and Trademark Office which was granted on November 28, 2006, entitled the “Maneuverable-Coiled Guidewire” (United States Patent No. 7,141,024). The invention is characterized by a maneuverable-coiled slender, flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to insertion into arteries.

In 2011, the Company successfully created a working prototype of its maneuverable-coiled guidewire and was pursuing a plan to commercialize the product; and, in 2012 the Company contracted outside sales personnel to promote interest for this product and other intellectual property.  Some of the more specific activities that the Company engaged in to further its commercialization efforts included:

•              Fabrication of a new lot of first generation guidewires in January 2012, and fabrication of a second generation guidewire (work in process).

•              After fabrication of the guidewire, the Company selected trademark names and applied for trademark protection with the United States Patent and Trademark Office. In January 2012, it consulted with a neurosurgeon on the design /utility of the guidewire which resulted in the filing of two additional patents for the design.

•              The Company conducted a marketing campaign in January 2012, when it hired a marketing representative to solicit interest in the guidewire from various manufacturers. The Company marketed its product to in excess of a dozen companies that expressed an interest in its product.

•              In February 2012, the Company filed a provisional patent application, which was assigned application number 61/599,064. In March 2012, it filed a second provisional patent application, which was assigned application number 61/616,528. Both applications covered improved and alternate techniques for the guidewire tip activation, a hand held torquing device, and remedies for shortcomings in our main guidewire patent.

•              The Company entered into agreements with potential manufacturers and retained a company to manufacture the guidewire tip.  In July 2012, additional prototypes were produced.

•              In the second and third quarters of 2012, the Company continued to test manufacturing techniques to improve the guidewire yield.  The Company executed new purchase orders to continue the prototype development with the goal of fabricating a small sample lot for distribution to prospective interested parties and doctors.  This included a new laser cut tip that was to be made out of stainless steel, and attached to the wire wound coil body.   This was an experiment to help improve production yield, and to help develop production processes.  This “know-how” information would be licensed to prospective guidewire manufacturers along with the guidewire patent if the experiment is shown successful.

Since the Initial Share Exchange, we have taken limited action with respect to our Medical Products and our Medical Products Business.

Additional Information Regarding HCG’s Business

HCG operates in the publishing and advertising industry; its primary business is publishing a monthly magazine, Happenings Magazine, which was first published in 1969.  HCG also provides advertising agency and creative services to the general public.

HCG distributes its magazine monthly, generally at no cost to readers, at over 800 locations in the northeastern Pennsylvania area.  HCG prints over 30,000 copies of Happenings Magazine each month.  HCG believes that, because of multiple readership of the magazine, the magazine is reviewed by over 100,000 readers per month.  HCG has a limited number of subscribers to the print version of Happenings Magazine.  HCG also maintains a digital companion to the print version of Happenings Magazine at HCG’s website. Online readers can subscribe to the digital version of the magazine for free or view the magazine at HCG’s website.  HCG’s employees support the magazine online via Facebook, Twitter and YouTube.  HCG expends nominal funds for marketing and publicizing the print version of Happenings Magazine and its digital companion.

HCG publishes Happenings Magazine on the first day of each month.  The primary content of both print and digital editions of Happenings Magazine is with respect to the northeastern Pennsylvania area, and includes:  descriptions of arts, sports and entertainment events and attractions; descriptions of travel, food and hospitality offerings; profiles about local people; descriptions of charity events and volunteer opportunities; home and garden articles; and features concerning education, health and medicine, law and business.  Its circulation includes the communities of Wilkes-Barre and Scranton and the nearby Pocono Mountain resort region.  The print version of Happenings Magazine generally is between 150-175 pages in length, is printed in full color on glossy 10.5” x 7.25” paper and is bound.

The advertising and creative services provided by HCG include marketing strategy development, video production, digital marketing, website design and social media.  Additional advertising agency services focus on print and include the design and production of newsletters, guidebooks, brochures and directories.  HCG’s art director and staff also assist clients by creating and designing marketing presentations, corporate logos and providing other design services.

HCG generates 85% to 90% of its revenue from the sales of advertising in Happenings Magazine.  HCG generates its remaining revenue from creative services and special publications, as well as from a limited number of paid subscriptions.

As of the date of this Quarterly Report, HCG’s business is the only revenue-producing business in which we currently are engaged.

Results of Operations

Our results of operations include the results from our Medical Products Business and our operations of HCG.  However, the financial statements for the three and nine months ended September 30, 2012 include results of operations of HCG for the six days from September 25, 2012 through September 30, 2012 only.  In order for our stockholders to fully understand our current financial position and our future potential financial position, we have disclosed the results of operations of HCG for the three and nine month periods ended September 30, 2012.

Revenue

We are in the development stage for our Medical Products and have not generated any revenue from the Medical Products since our inception.

HCG currently is our only source of revenue.  HCG generates revenue primarily from the sale of advertisements for publication in Happenings Magazine.  For the three-month period ended September 30, 2012, HCG’s revenues from advertising sales were $238,462, compared to the same period last year, when HCG’s revenues from advertising sales were $200,120.

For the nine-month period ended September 30, 2012, HCG’s revenues from advertising sales were $638,615, a 10.9% increase compared to $576,016 for the same nine-month period in 2011.  HCG’s management believes that the improving economy in the magazine’s geographic region is the primary reason why HCG generated more advertising dollars during the three-month and nine-month periods ended September 30, 2012.

Seasonality of Advertising Revenue

HCG designates certain monthly issues to include a theme (for example, weddings in May, or holidays in December) that may increase advertising from a particular subset of customers for that month’s publication.  The chart below shows the unaudited amount of advertising revenue HCG has generated by month from January 1, 2011 through September 30, 2012:

	Unaudited Advertising Revenue
Month	2011	2012
January	$56,310	$78,330
February	$59,653	$55,185
March	$54,964	$59,983
April	$64,221	$55,949
May	$81,804	$89,283
June	$58,945	$61,423
July	$64,014	$74,799
August	$67,036	$85,573
September	$69,071	$78,090
October	$61,030	—
November	$60,890	—
December	$75,237	—

Creative Services Revenue

HCG generates revenue from creative services, such as designing corporate advertisements and logos and preparing other marketing and collateral material for clients.  Provision of these services varies from month to month, depending on customer needs, and there is no guarantee that HCG can generate revenue from such services in any month.

For the three-month period ended September 30, 2012, revenues from creative services were $25,604, compared to $11,122 for the same three-month period in 2011.   For the nine-month period ended September 30, 2012, revenues from creative services were $74,295, a 13.5% increase compared to $65,486 for the same period in 2011.  This increase is the result of the improving economy in HCG’s geographic region and increasing customer demand for creative services.

Total Operating Expenses

During the nine months ended September 30, 2012, and 2011, total operating expenses were $2,626,699 (before the impairment of goodwill) and $1,056,858, respectively. The general and administrative expenses were primarily the result of consulting fees and legal and professional fees associated with fulfilling our reporting requirements with the Commission and in connection with the Share Exchange Agreement and the transactions contemplated thereby, as well as stock-based compensation expense. We had a cumulative operating loss of $34,291,433 from April 26, 2007 (inception) to September 30, 2012, which includes a goodwill impairment charge of $30,036,897.

HCG’s Selling General and Administrative Expenses

Printing Costs

HCG’s largest single expense is the cost of printing.  Approximately 30,000 copies of Happenings Magazine are printed each month, usually containing between 150 and 175 full color pages.  For the three-month period ended September 30, 2012, HCG’s printing costs were $87,128, compared to $76,036 for the same period in 2011.  For the nine-month period ended September 30, 2012, HCG’s printing costs were $233,607, a 12.0% increase compared to $208,551 for the same nine-month period in 2011.  These increases are due to overall increases in the number of pages printed in 2012 compared to 2011 to accommodate the increases in advertising sales and to slight increases in the price per page charged by the third-party printer.

Compensation and Sales Commissions

HCG’s other major category of expense is base compensation to its employees and commissions to its sales representatives for generating or selling advertisements.  For the quarter ended September 30, 2012, HCG’s base compensation costs were $66,525, compared to $69,743 for the same quarter in 2011.  For the quarter ended September 30, 2012, sales commission costs were $28,471, compared to $21,634 for the same quarter in 2011, reflecting commissions for increased advertising revenue over the period.

For the nine-month period ended September 30, 2012, HCG’s base compensation costs were $192,271, a 2% increase compared to $188,499 for the same nine-month period in 2011.  For the nine-month period ended September 30, 2012, sales commission costs were $90,113, compared to $74,792 for the same nine-month period in 2011, reflecting commissions for increased advertising revenue over the period.

HCG’s management has maintained a stable employee and sales representative base and does not anticipate material changes in these expense categories in the near future.

Postage and Delivery Expenses

For the quarter ended September 30, 2012, HCG’s postage and third party delivery expenses were $10,262, compared to $9,327 for the same quarter in 2011.  For the nine-month period ended September 30, 2012, HCG’s postage and third party delivery expenses were $30,890, compared to $31,757 for the same nine-month period in 2011.  Generally, any changes in this category tend to be due to changes in the cost of fuel incurred by HCG’s third party delivery service in transporting printed copies of Happenings Magazine to various distribution locations.

Rent Expense

HCG leases office space on a month-to-month basis.  HCG’s rent expense has been constant since 2010, at a cost of $1,630 per month, or $19,560 annually.  HCG had no operating or capital leases for the years ended December 31, 2011 and 2010, or during the nine-month period ended September 30, 2012.  HCG’s management believes HCG’s current facilities are adequate for HCG’s needs.

Automobile Expense

HCG incurs automobile expenses, including monthly charges for leased vehicles and gasoline charges when personally contacting prospective and actual advertisers.  For the quarter ended September 30, 2012, HCG’s automobile expenses were $3,762, compared to $3,808 for the same quarter in 2011.  For the nine-month period ended September 30, 2012, HCG’s automobile expenses were $11,961, compared to $12,031 for the same nine-month period in 2011.

Interest Expense

HCG pays interest on outstanding balances on its line of credit with Pennstar Bank.  For the quarter ended September 30, 2012, HCG incurred interest under its line of credit in the amount of $256 compared to interest of $4 for the same quarter in 2011.  For the nine-month period ended September 30, 2012, HCG incurred interest under its line of credit in the amount of $781 compared to $166 for the same nine-month period in 2011.  For each of these periods, the difference in interest expense corresponds to the different amounts HCG borrowed under its line of credit during the respective period.

HCG's Pretax Margins

Pretax margins improved in the third quarter of 2012 over the same period in 2011.  In 2012, HCG generated pretax net income of $23,199 in the third quarter or a pretax margin of 8.75%, compared to pretax net loss of $5,988 in the third quarter of 2011, yielding a -2.82% pretax margin.

Pretax margins improved in the nine months ended September 31, 2012 over the same period in 2011.  In 2012, HCG generated pretax net income of $26,154 or a pretax margin of 3.66%, compared to pretax net income of $6,897 for the same nine-month period in 2011, yielding a 1.07% pretax margin.

For both the three- and nine-month periods ended September 30, 2012, HCG management attributes the improving pretax margins to increases in revenue and HCG’s maintenance of a stable fixed cost structure, allowing more pretax profit after variable costs.

Other Categories Applicable to HCG

Inventories

HCG considers all advertising and related consumable products to be period costs, due to materiality and short-term value of products; therefore, as of September 30, 2012, HCG held no inventory.

Property and Equipment

HCG’s property consists of equipment purchased for the production of revenues, including general office equipment.  HCG’s assets are depreciated over their useful lives beginning when placed in service.  Depreciation expense was $0 for the three-month and nine-month periods ending September 30, 2012, respectively, as all of HCG’s fixed assets were fully depreciated as of December 31, 2011.

Intangibles

At September 30, 2012, HCG had no intangible assets.

Taxes

HCG pays payroll and unemployment taxes in accordance with state and federal laws.  Prior to being acquired by the Company, HCG’s shareholder filed an election permitting HCG to be taxed under Subchapter S of the U.S. Internal Revenue Code, whereby all taxable income passes through to the shareholder and is taxed at the shareholder’s ordinary tax rate.  Accordingly, HCG has recorded no income tax expense in any past reporting periods.  Based on the Company’s pro forma combined financial results for September 30, 2012, no income tax expense is being recorded for HCG at this time.  HCG’s payroll and unemployment taxes were $6,725 and $22,239 for the three-month and nine-month periods, respectively, ended September 30, 2012.

Balance Sheet Data

As a result of HCG’s consistent operations, HCG has not experienced any significant fluctuation in major asset and liability categories on its balance sheet since December 31, 2011.

Accounts Receivable

HCG’s accounts receivable is the largest category of assets of HCG and were $118,382 at September 30, 2012, less allowance for doubtful accounts in the amount of $8,500, compared to $114,131 at September 30, 2011.  In 2011, HCG did not have any allowance for doubtful accounts.  HCG does not have any one customer that accounts for more than 10% of HCG’s receivables.  HCG’s accounts receivable fluctuate generally based on seasonal demand for advertising and creative services.

Accounts Payable

HCG’s accounts payable were $60,714 at September 30, 2012, compared to $87,393 at September 30, 2011.  HCG’s largest expense is for printing services and HCG’s accounts payable fluctuates generally based on the number of pages printed in each month’s issue, the number of copies produced, and the corresponding charges from HCG’s third-party printer.

Related Party Transactions

At September 30, 2012, HCG had a related party shareholder payable of $25,241 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital.  Two of the employees of HCG are siblings of Mr. Rochon, our Chief Executive Officer, Chairman of our Board, and the controlling person of Rochon Capital, our principal shareholder.  Each of Paula Mackarey and John P. Rochon is a guarantor to HCG’s line of credit with Pennstar Bank.

Critical Accounting Policies

There have been no material changes to HCG’s critical accounting policies during the 2012 fiscal year.  A complete detail of HCG’s critical accounting policies is included in the notes to HCG’s audited financial statements for the years ended December 31, 2011 and 2010, which are attached as Exhibit 99.2 to this Current Report.

Net loss

During the nine months ended September 30, 2012, and 2011, our net loss was $3,077,070 (before the goodwill impairment charge related to the acquisition of HCG) and $1,022,627, respectively. We had a cumulative net loss of $4,722,070 (before the goodwill impairment charge related to the acquisition of HCG) from April 26, 2007 (inception) to September 30, 2012.

Cash, Liquidity and Capital Resources

As of September 30, 2012, the Company had $16,248 in combined cash resources.

HCG’s cash and cash equivalents at September 30, 2012 totaled $16,114.  This represents an increase in cash from December 31, 2011, when HCG’s cash was $0.  This increase in cash is due to results of operations.  The balance on HCG’s line of credit has been reduced by $1,469 since December 31, 2011.  During the nine-month period ended September 30, 2012, HCG has not obtained any cash through financing transactions or investment activities.

Medical Products Business

We do not believe that the Company’s cash resources will be sufficient to fund expenses for the Medical Products Business over the next 12 months.  If we decide to transfer the rights we hold in the Medical Products to Infrared, our operations will no longer include the development and commercialization of the Medical Products; if we elect to retain rights to the Medical Products, then we will need to seek additional capital for the purpose of financing our marketing efforts as to the Medical Products.

There can be no assurance that additional capital will be available to us on acceptable terms or at all.  We have no arrangements with any person to provide us with funds through loans or equity contributions. Since we have no such arrangements currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to commercialize the Medical Products.

At present, the Company is not using HCG’s cash and cash equivalents to support the Medical Products Business and, as noted above, our line of credit lender restricts HCG’s ability to make distributions to the Company.  In general, HCG uses all of its cash and cash equivalents to fund its own operations.

HCG

Because of the monthly recurring nature of the publication of Happenings Magazine, HCG generates relatively consistent cash flows.  HCG’s management believes HCG’s bad debt expense has been immaterial.  HCG’s management believes that the cash expected to be generated from operating activities to be sufficient to fund planned operations over the next twelve months.

At September 30, 2012, HCG’s current assets exceed accounts payable to third party vendors and the outstanding balance on HCG’s line of credit.  While HCG shows deferred or unearned revenue as a current liability, this amount never represents cash owed to third parties, but merely advanced billing of HCG’s customers for the coming month’s publication of Happenings Magazine.

HCG has a $25,000 revolving line of credit with Pennstar Bank that renews on May 31 of each year unless either party terminates the line of credit.  This line is collateralized by all of HCG’s assets.  At September 30, 2012, the outstanding balance on HCG’s line of credit was $23,155, compared to $0 at September 30, 2011.  At December 31, 2011, the outstanding balance on HCG’s line of credit was $24,624.  HCG’s loan documents with Pennstar Bank require that the line of credit be paid down to a zero balance for a short period of time each year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Continuation of the Medical Products Business

There can be no assurance that we will be successful in the development and commercialization of our Medical Products.  As such, we may not be able to generate sufficient revenues to earn a profit and sustain our Medical Products Business. We are currently evaluating the capital requirements for our Medical Products Business.  The Share Exchange Agreement provides that within 90 days after the First Tranche Closing, at our option, we may either pay any remaining sums due to Infrared under the License Agreement or, in lieu of such payment, we may transfer the rights we hold in the Medical Products to Infrared.  If we elect to not pay the then unpaid balance, our operations will no longer include the development and commercialization of the Medical Products.

The Medical Products Business has incurred an operating loss since inception and our cash resources currently are insufficient to pursue commercialization of the Medical Products Business. These and other factors raise substantial doubt about our ability to continue the Medical Products Business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue the Medical Products Business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (who also is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer (who also is our principal financial officer), concluded that our disclosure controls and procedures as of September 30, 2012 were effective.

Inherent Limitations on Effectiveness of Controls.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control deficiencies and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting.

Since the First Tranche Closing, our internal controls over financial reporting now are being maintained by persons affiliated with Rochon Capital, our principal shareholder.  There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially adversely affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we or HCG is a party or of which any of our property is the subject.  There are no material pending legal proceedings to which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities or any associate of any such director, officer, affiliate or security holder is a party adverse to us or in which such party has a material interest adverse to us.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to the risk factors below, you should carefully consider the other risk factors discussed in any of our subsequent filings with the Commission, which could materially affect our business, financial position and results of operations.

General Risks

The following risks are associated generally with the Company and the Company’s ownership, control, management and other matters.

We depend heavily on John P. Rochon, and we may be unable to replace Mr. Rochon if we lose his services.

We are dependent upon Mr. Rochon, our Chief Executive Officer and Chairman of our Board.  The loss or unavailability of Mr. Rochon could have a material adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.

There can be no assurance that we will be successful in attracting and retaining additional personnel.  The loss of the services of Mr. Rochon, or any key employees we employ from time to time, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.

Mr. Rochon is not “independent” and has other business interests.

Our sole director, Mr. Rochon, is not “independent” under any independence standard available to us. Mr. Rochon’s lack of “independence” may interfere with his judgment in carrying out his responsibilities as our director. We currently are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of our directors to be independent.

Mr. Rochon has other business interests, including Mr. Rochon’s affiliation and control of Richmont Holdings, Inc., a private investment and business management company controlled by Mr. Rochon.  Those other interests may come into conflict with our interests and the interests of our shareholders.  Mr. Rochon serves on the board of directors of several companies and, as a result of his business experience, may be asked to serve on the boards of other companies.  We may compete with these other business interests for Mr. Rochon’s time and efforts.  We have not adopted a policy for resolving such conflicts of interests.

The beneficial ownership of a significant percentage of our common stock gives John Rochon effective control of us, and limits the influence of other shareholders on important policy and management issues.

Mr. Rochon, as our Chief Executive Officer and Chairman of our Board, and through his control of Rochon Capital, the holder of approximately 90% of our outstanding common stock, controls the Company and important matters relating to us.  As a result of his positions and his control of our common stock, Mr. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy and our day-to-day operations.  In addition, Mr. Rochon’s ownership of our common stock and control of the Company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our common stock.  There can be no assurance that conflicts of interest will not arise with respect to Mr. Rochon’s ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

There currently is no liquid trading market for our common stock and we cannot assure investors that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock may become.  Our common stock trades on the OTC Markets OTCQB.  In the future, we may apply for listing of our common stock on the NYSE Amex, The Nasdaq Stock Market or another national securities exchange, if we can satisfy the initial listing standards for such exchanges and believe such a listing would be beneficial to us and our shareholders.  We currently do not satisfy the initial listing standards of any such exchange, and we cannot assure investors that we will be able to satisfy such listing standards, or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or if our common stock is otherwise rejected for listing and remains listed on the OTC Markets OTCQB, the trading price of our common stock could be subject to increased volatility and the trading market for our common stock may be less liquid.

For companies whose securities are traded in the OTC Markets OTCQB, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies) and to obtain needed capital.

Our common stock currently is deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have a tangible net worth of at least $5,000,000 (or at least $2,000,000 if the company has been operating for three or more years).

These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, most of which are beyond our control.  These factors may include:

•                  the introduction of new products or services by us or our competitors;

•                  quarterly variations in our or our competitor’s results of operations;

•                  the acquisition or divestiture of businesses, products, assets or technology;

•                  disputes, litigation or other developments with respect to intellectual property rights or other potential legal actions;

•                  sales of large blocks of our common stock, including sales by Rochon Capital, any executive officers or directors appointed in the future, or by other significant shareholders;

•                  changes in earnings estimates or recommendations by securities analysts;

•                  market rumors; and

•                  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Sales of our common stock under Rule 144 could impact the price of our common stock.

In general, under Rule 144 (“Rule 144”), as promulgated under the Securities Act of 1933, as amended (the “Securities Act”), persons holding restricted securities in a reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price.  Whenever a substantial number of shares of our common stock become available for resale under Rule 144, the market price for our common stock will likely be impacted.

If the Commission were to determine subsequently that we were a “shell company” at any time before the Initial Share Exchange, current rules would limit the availability of Rule 144 for the public resale of our common stock.

Although we do not believe that we were a “shell company” before the Initial Share Exchange, the Commission could determine that we were a “shell company.”  The Commission defines a “shell company” as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash or cash equivalents and nominal other assets.  If an issuer was determined by the Commission to have been a shell company, Rule 144 would be available for such issuer only if and for as long as the following conditions or requirements are met:

•                  The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•                  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•                  the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•                  at least one year has elapsed from the time the issuer filed current comprehensive disclosure with the Commission reflecting its status as an entity that is not a shell company, known as required “Form 10 Information” under the Commission’s regulations.

This Current Report provides information about the Company’s planned operations, contracts, shareholders, management, financial position and other information constituting “Form 10 Information” under the Commission’s regulations.  Under that circumstance, shareholders who receive our restricted securities would be able to sell them pursuant to Rule 144 for only as long as we met and continued to meet the conditions or requirements described above.  No assurance can be given that we would meet those requirements or that we would continue to do so.  Furthermore, any non-registered securities we sell in the future or issue for acquisitions or to consultants or employees in consideration for services rendered, or for any other purpose, would have limited or no liquidity until and unless such securities are registered with the Commission and/or until one year after we are no longer a shell company and had complied with the requirements of Rule 144.  As a result, it would be harder for us to fund our operations, to acquire assets and to provide equity compensation to our employees and consultants.  Furthermore, it would be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which would cause us to expend additional resources in the future.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the medical and technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Our common stock has experienced substantial price volatility in the past. This may be a result of, among other things, variations in our results of operations and announcements by us and our competitors, as well as general economic conditions, and our stock price may continue to experience substantial volatility.  Accordingly, we may in the future be the target of securities litigation.  Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

We may, in the future, issue additional securities, which would reduce investors’ ownership percentage in our outstanding securities and may dilute our share value.

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.   The issuance of shares of our common stock upon the exercise of options to purchase our securities, which we may grant in the future, may result in dilution to our shareholders.  Our Articles of Incorporation currently authorize us to issue 490,000,000 shares of common stock.  Upon the effectiveness of the Amendment, the number of authorized shares of our common stock will be five billion (5,000,000,000).  Following the Second Tranche Closing the number of outstanding shares of our common stock will increase to approximately one billion, with approximately four billion shares of our common stock available for issuance.  The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000,000 shares of blank check preferred stock.  No shares of our preferred stock are outstanding.  Our Board may designate at its discretion the rights, terms and preferences, including conversion and voting preferences, of our preferred stock without notice to our shareholders.

Complying with federal securities laws as a publicly traded company is expensive. Any deficiencies in our financial reporting or internal controls could adversely affect our financial condition, ability to issue our shares in acquisitions and the trading price of our common stock.

We file periodic reports containing our financial statements within the time periods following the completion of our quarterly and annual periods. We may experience difficulty in meeting the Commission’s reporting requirements. Any failure by us to timely file our periodic reports with the Commission could harm our reputation and reduce the trading price of our common stock and cause sanctions or other actions to be taken by the Commission.  Such failure to file our periodic reports with the Commission could cause additional harm, such as a default under an indenture or loan covenant that we may enter into from time to time, or reputational damage.  We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws.

We may identify deficiencies which would have to be remediated to satisfy the Commission’s rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the Commission material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective. In addition, disclosures of this type in our reports filed with the Commission could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  If we have deficiencies in our disclosure controls and procedures or in our internal control over financial reporting, it may negatively impact our business activities, cash flow, financial condition, results of operations and stock price.

We have not paid and do not anticipate paying any dividends on our common stock.

We have not paid any dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of our businesses, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business strategy. Our shareholders will not realize a return on their investment in the Company unless and until they sell shares after the trading price of our common stock appreciates from the price at which a shareholder purchased shares of our common stock. As an investor, you should consider that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in our Company.

The issuance of our blank check preferred stock could harm our stock price or impact a possible change in control.

Our Board has the authority to issue up to 10,000,000 shares of preferred stock and to determine its rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by our shareholders.  If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected.  If we were to issue shares of preferred stock, a change in control of our Company could be delayed, deferred or prevented.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our common stock.

In addition to the goodwill impairment charge of approximately $30.0 million that we have recognized in the quarter ended September 30, 2012, we will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist.  Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results.  If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur an impairment charge.  Although we believe such charges would be non-cash in nature and would not affect the Company’s operations or cash flow, such charges would adversely affect shareholders’ equity and reported results of operations in the period charged.

Risks Associated With Possible Acquisitions and Other Strategic Transactions

If we cannot successfully implement our acquisitions strategy, it could have a material adverse effect on our operating results and stock price.

Our current primary growth strategy is the acquisition of, or entering into strategic transactions involving, direct-selling companies, primarily privately-held direct-selling companies and companies engaged in businesses related to direct-selling.  We will review acquisition prospects that meet our strategic goals of investing in these companies that increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities.  Our failure to successfully complete the integration of any acquired business could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.  In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions or strategic transactions on acceptable terms.  We are evaluating acquisition opportunities available to us that fit our acquisition strategy. We anticipate pursuing one or more of these opportunities, we may pursue one or more of these opportunities simultaneously and we may pursue one or more of these opportunities in the very near future.  Acquisitions and other strategic transactions involve many risks, including:

•                  the difficulty of integrating acquired operations and personnel with our existing operations and personnel;

•                  the difficulty of developing and marketing new products and services;

•                  the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;

•                  our exposure to unforeseen liabilities of acquired companies; and

•                  the loss of key employees of an acquired operation.

In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons, including:

•                  interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture;

•                  any issuance of securities in connection with an acquisition or other strategic transaction which dilutes the current holders of our common stock;

•                  transaction expenses incurred in connection with pursuing such acquisitions and strategic transactions; and

•                  unanticipated costs associated with making the acquisition and operating the acquired business or entering into the strategic transaction.

Although Mr. Rochon has experience in executing and implementing such acquisitions and strategic transactions, as a company, these ventures may not be successful, and we may not succeed in the future.  The risks associated with acquisitions and other strategic transactions could have a material adverse impact on, among other things, our prospects, business activities, cash flows, financial condition, results of operations and stock price.

Risks Associated With Direct-Selling Companies Generally

The following factors describe generally the risks associated with the business of direct-selling companies, which we intend to acquire or with which we intend to enter into strategic transactions.

There is a high level of competition in the direct-selling industry for representatives.

In the direct-selling industry, sales are made to the ultimate consumer principally through independent representatives referred to by many different names - distributors, associates and team members are examples; we use the term “representatives” to cover all such persons.  Generally there is a high rate of turnover among a direct-selling company’s representatives.

Because the direct-selling industry generally is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete for a direct-selling company’s representatives.  The fact that representatives can easily enter and exit direct-selling programs contributes to the level of competition that direct-selling companies face to retain representatives.  A representative can generally enter or exit a direct-selling company with relative ease at any time without facing a significant investment or loss of capital because of the low upfront financial cost to become a direct-seller and the lack of any requirement to work a specified number of hours or have special training.  A direct-selling company’s ability to remain competitive and maintain and expand its business depends, in significant part, on its success in recruiting, retaining, and incentivizing representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct-selling model.  We cannot ensure that the strategies for soliciting and retaining the representatives of any direct-selling company we acquire will be successful, and if they are not, our prospects, business activities, cash flow, financial condition, results of operations and stock price could be harmed.

The business of direct-selling companies generally is conducted in one channel.

The business of direct-selling generally is conducted in one channel.  Products and services of direct-selling companies are sold to retail consumers.  Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence, all of which are beyond our control.  We may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

Consumer purchasing habits, including reducing purchases of a direct-selling company’s products, or reducing purchases from representatives or buying products in channels other than direct-selling, such as retail, could reduce a direct-selling company’s sales, impact its ability to execute its business strategy or have a material adverse effect on its prospects, business activities, cash flow, financial condition, and results of operations.  If any government bans or severely restricts a direct-selling company’s model, its prospects, business activities, cash flow, financial condition and results of operations may be materially adversely affected.

A direct-selling company’s success depends, in part, on its key personnel.

A direct-selling company’s success depends, in part, on its ability to identify, hire, train and retain highly qualified personnel, including representatives. In some cases, direct-selling companies compete to attract and retain these individuals, particularly representatives.  A direct-selling company may not be able to attract, assimilate or retain qualified personnel, which could adversely affect its prospects, business activities, cash flow, financial condition and results of operations.

An increase in the amount of commissions and incentives paid to representatives could adversely impact a direct-selling company’s profitability.

The payment of commissions and incentives to representatives, including bonuses and prizes, can be a significant expense for direct-selling companies. Furthermore, a decrease in, or insufficiency of, commissions and incentives may make it difficult for a direct-selling company to attract and retain representatives or cause it to lose some of its existing representatives.

A direct-selling company generally cannot exert the same level of influence or control over its representatives as it can over its employees.

Because direct-selling companies generally engage representatives to conduct the direct-selling companies’ sales, they are not in a position to directly provide the same direction, motivation and oversight as a company would if its representatives were employees. As a result, there can be no assurance that a direct-selling company’s representatives will participate in a direct-selling company’s marketing strategies or plans, accept its introduction of new products, or comply with its representative policies and procedures, as applicable.

Direct-selling companies are subject to numerous laws.

The direct-selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-selling activities in foreign markets.  Laws specifically applicable to direct-selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as “pyramid” or “chain sales” scheme laws.  These “anti-pyramid” laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria.  The regulatory requirements concerning direct-selling programs do not include “bright line” rules, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation.  A direct-selling company is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change.  Any direct-selling company we acquire could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price.  The implementation of such regulations may be influenced by public attention directed toward a direct-selling company, its products or its direct-selling program, such that extensive adverse publicity could result in increased regulatory scrutiny.

A direct-selling company is also subject to the adoption, interpretation and enforcement by governmental agencies in the United States of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, advertising laws, franchise and business opportunity laws and laws addressing federal, state and local taxes, which may require adjustment of such company’s operations and systems in certain markets.

If a direct-selling company we acquire were to be unable to adhere to or successfully implement processes in response to changing regulatory requirements, our reputation, prospects, business, financial condition, results of operations, and/or stock price may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on such a company or on us in the future.

With respect to direct-selling companies that sell into foreign countries, those companies must create policies and procedures for their representatives that comply with the different legal requirements of each country in which they do business. In addition, a direct-selling company may have difficulty enforcing its policies and procedures because of the large number of representatives and other factors.

The failure of the representatives of a direct-selling company we acquire to comply with laws, regulations and court decisions create potential exposure for regulatory action or lawsuits against us.

Because the representatives that market and sell a direct-selling company’s products and services are independent contractors, and not employees, the direct-selling company has limited control over their actions.  In the United States, the direct-selling industry and regulatory authorities have generally relied on the implementation of a company’s rules and policies governing its direct-sellers, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct-selling plans and unlawful pyramid schemes, to compel compliance with applicable laws.  Direct-selling companies maintain formal compliance measures to identify specific complaints against their representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations.  Because of the significant number of representatives for a direct-selling company, it is not feasible for a direct-selling company to monitor the representatives’ day-to-day business activities.  A direct-selling company must maintain the “independent contractor” status of its representatives and, therefore, has limited control over their business activities.  As a result, a direct-selling company cannot insure that its representatives will comply with all applicable rules and regulations, domestically or globally.

Violations by a direct-selling company’s representatives of applicable law or of the direct-selling company’s policies and procedures in dealing with customers could reflect negatively on a direct-selling company’s prospects, business activities, cash flow, financial condition and results of operations, including its business reputation, and subject it to fines and penalties. In addition, it is possible that a court could hold a direct-selling company civilly or criminally accountable based on vicarious liability because of the actions of its representatives.

Adverse publicity associated with a direct-selling company’s products, ingredients or network marketing program, or those of similar companies could harm its prospects, business activities, cash flow, financial condition and results of operations.

The number of a direct-selling company’s representatives and the results of its operations may be affected significantly by the public’s perception of that company and similar companies. This perception is dependent upon opinions concerning:

•                  the safety and quality of the products, components and ingredients, as applicable;

•                  the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies;

•                  representatives;

•                  the marketing program; and

•                  the business of direct-selling generally.

Adverse publicity concerning any actual or purported failure of a direct-selling company or its representatives to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its marketing program, the licensing of its products for sale in its target markets or other aspects of its business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of the direct-selling company and could negatively affect its ability to attract, motivate and retain representatives, which would negatively impact its ability to generate revenue.

A direct-selling company may be impacted by economic and other conditions.

A direct-selling company’s growth can be subject to numerous factors, including the strengths and weaknesses of its individual markets, including, as applicable, international markets, which are or may be impacted by global economic conditions.  A direct-selling company that has a broad-based geographic portfolio, and direct-selling companies generally, may not be able to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures in one or more regions in which the direct-selling company conducts business.

Many direct-selling companies face significant competition.

The business of direct-selling is highly competitive.  Many of these competitors may have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than any direct-selling company we acquire.  Such competitors may be able to develop products or services that are comparable or superior to those offered by a direct-selling company we acquire, adapt more quickly than such acquired company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than such acquired company does.

Direct-selling companies generally face competition from competing products, as well as from products sold to customers by other direct-selling companies and through the Internet, and products sold through the mass market and traditional retail channels.

Direct-selling companies compete for representatives by providing a more competitive earnings opportunity than that offered by the competition. Representatives generally are attracted to a direct-seller by competitive earnings opportunities, often through what are known as “field incentives” in the direct-selling industry. Direct-selling companies, and competitors to direct-selling companies, devote substantial effort to determining the effectiveness of such incentives so that they can implement incentives that are the most effective.

Direct-selling companies may own, obtain or license intellectual property material to their business, and their ability to compete may be adversely affected by the loss of rights to use that intellectual property.

The market for a direct-selling company’s products may depend significantly upon the value associated with product innovations and a direct-seller’s brand equity.  Many direct-sellers own, obtain or license material patents and trademarks used in connection with the marketing and distribution of their products.  Those companies must expend time and resources in developing their intellectual property and pursuing any infringers of that intellectual property.  The laws of certain foreign countries may not protect a company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect a company’s patents and trademarks may be substantial.

Challenges by private parties to the direct-selling system could harm our business.

Direct-selling companies have been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions.  We can provide no assurance that we would not be harmed if any such actions were brought against a direct-selling company we acquired.

Direct-selling companies face product liability claims and incur damages and expenses, which could affect their prospects, business activities, cash flow, financial condition and results of operations.

A direct-selling company may face financial liability from product liability claims if the use of its products results in significant loss or injury.  A substantial product liability claim could exceed the amount of a direct-selling company’s insurance coverage or could be excluded under the terms of an existing insurance policy, which could adversely affect a direct-selling company’s prospects, business activities, cash flow, financial condition and results of operations.

Direct-selling companies frequently rely on outside suppliers and manufacturers, and if those suppliers and manufactures fail to supply products in sufficient quantities and in a timely fashion, a direct-selling company’s business could suffer.

Many direct-selling companies use outside manufacturers to make all or part of their products.  A direct-selling company’s profit margins and timely product delivery may be dependent upon the ability of its outside suppliers and manufacturers to supply it with products in a timely and cost-efficient manner.  A direct-selling company’s ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of its outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

Risks Associated with HCG and its Publishing and Advertising Business

The following factors primarily are related to HCG’s publishing and advertising business.  As of the date of this Current Report, HCG’s business is our only current business that is generating revenue.  Our prospects, business activities, cash flow, financial condition, results of operations and stock price could be materially adversely affected by any or all of the following risks, or by other risks or uncertainties not presently known or currently deemed material, that may adversely affect us in the future.

HCG depends on one geographic market.

HCG operates in and around the northeastern Pennsylvania area, and its advertisers and readers currently are concentrated in this one region.  HCG’s advertising revenues depend upon a variety of other factors specific to the community that it serves. Changes in those factors could negatively affect HCG’s advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses and local economic conditions in general.

HCG’s business faces substantial competition for advertisers.

HCG faces substantial competition for advertising revenues in its market from free and paid newspapers, magazines, websites, digital platforms and applications and other forms of media, direct marketing and digital advertising network exchanges. Competition for advertising generally is based on audience levels and demographics, price, service and advertising results. Competition has intensified as a result of both the continued development and fragmentation of digital media and adverse economic conditions. Competition from all of these media and services affects HCG’s ability to attract and retain advertisers and consumers and to maintain or increase its advertising rates.

Economic weakness and uncertainty in the United States and especially in the area of Pennsylvania in which HCG operates, and in key advertising categories, may adversely affect HCG’s advertising revenues.

Advertising spending, which drives a significant portion of HCG’s revenues, is sensitive to economic conditions. National and local economic conditions, particularly in the northeastern Pennsylvania region where HCG operates, affect the levels of HCG’s advertising revenues. Economic factors that may adversely affect advertising revenues include lower consumer and business spending, high unemployment, depressed home sales and other challenges affecting the economy. HCG’s advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak and uncertain economic conditions and outlook would adversely affect HCG’s level of advertising revenues and its prospects, business activities, cash flow, financial condition and results of operations.

HCG’s ability to generate advertising revenues is and will continue to be affected by financial market conditions, consumer confidence, advertiser challenges and changes in the national and sometimes international economy, as well as by regional economic conditions.  Advertisers’ budgets, the amounts of which are affected by broad economic trends, affect the magazine industry in general.

HCG relies on outside vendors.

To manage its business efficiently, HCG uses outside vendors where available and economical.  HCG depends on outside printers to print Happenings Magazine and deliver it on time for distribution and mailing.  If its current printers are unable to print the magazine, it could cause delay in publication and affect HCG’s revenue.  However, HCG’s management believes there are numerous contract printing providers that can supply the monthly magazine with its current monthly number of copies and provide the other printing services required by HCG.

HCG is dependent on key personnel, particularly Paula Mackarey.

HCG is dependent on several employees, especially Paula Mackarey, who is the Publisher and President of Happenings Magazine and manages the day-to-day operations of the business.  HCG is dependent on Ms. Mackarey’s knowledge of the business and her relationships with business and community leaders who advertise in Happenings Magazine.  The loss or unavailability of Ms. Mackarey could have a material adverse effect on HCG’s prospects, business activities, cash flow, financial condition and results of operations.

There can be no assurance that HCG will be successful in attracting and retaining additional personnel.  The loss of the services of Ms. Mackarey, or any key employees that HCG employs from time to time, or HCG’s failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on HCG’s prospects, business activities, cash flow, financial condition and results of operations, and any material adverse effect on HCG could have a material adverse effect on us or our stock price.

The increasing popularity of digital media and the shift in consumer habits and advertising expenditures from traditional to digital media may adversely affect HCG’s print advertising revenues.

Websites, applications for mobile devices, social networking tools and other digital platforms distributing news and other content continue to gain popularity. This migration to digital technologies among both providers and consumers of content is likely to continue with companies seeking greater efficiencies and consumers seeking more value, convenience and timeliness of digital technologies. As a result, print readers may decline, and advertising spending may continue to shift from traditional media forms to digital media. HCG expects that advertisers will continue to allocate increasing portions of their budgets to digital media, which may offer more measurable returns than traditional print media. This shift has intensified competition for advertising in traditional print media and has contributed to and is likely to continue to contribute to a decline in print advertising revenue.

To remain competitive, HCG must be able to respond to and capitalize on changes in technology, services and standards and changes in consumer behavior, and capital investments may be required.

Technological developments in the media industry continue to evolve rapidly. Advances in technology have led to an increasing number of methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If HCG is unable to exploit new and existing technologies to distinguish its products and services from those of its competitors or adapt to new distribution methods that provide optimal user experiences, its prospects, business activities, cash flow, financial condition and results of operations, and our stock price, may be adversely affected.

Technological developments and any changes HCG makes to its business model may require capital investments.  HCG may be limited in its ability to invest funds and resources in digital products, services or opportunities, and HCG may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure.  Some of HCG’s existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and, as a result, its digital business may be less successful.

Decreases in print circulation volume adversely affects HCG’s advertising revenues.

Advertising revenues are affected by readership levels of Happenings Magazine. Competition for readership generally is based upon format, content, quality, service, timeliness and price.  HCG is facing increased competition from digital media formats and sources other than traditional magazines, and a growing preference among some consumers to receive all or a portion of their information other than from a magazine or newspaper.  If these or other factors result in a decline in circulation volume, the rate and volume of advertising revenues for HCG’s print magazine may be adversely affected.  HCG also may incur increased spending on marketing designed to attract and retain readers or drive traffic to its digital products.

HCG may not be able to protect intellectual property rights upon which its business relies, and if HCG loses intellectual property protection, its assets may lose value.

HCG’s business depends on its intellectual property, including its brand and content.  HCG believes its proprietary trademarks and other intellectual property rights are important to its continued success and its competitive position.  Unauthorized parties may attempt to copy or otherwise obtain and use HCG’s content, services, technology and other intellectual property, and HCG cannot be certain that the steps it has taken and will take to protect its proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights.  Developments in technology have exacerbated the risk by making it easier to duplicate and disseminate content.

If HCG is unable to procure, protect and enforce its intellectual property rights, HCG may not realize the full value of its assets, and its business may suffer. If HCG must litigate to enforce its intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of HCG’s management.

Legislative and regulatory developments may result in increased costs and lower advertising revenues from HCG’s digital businesses.

Happeningsmagazinepa.com is available worldwide and is subject to laws regulating the Internet both within and outside the United States.  HCG may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.  Its digital business could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

Risks Associated with Our Medical Products Business

The following factors relate to our maneuverable-coiled guidewire and Sentinel BreastScan products and related business.  This business currently is not generating any revenue. We are not dedicating any efforts toward, or expending funds on, and do not have any employees or consultants engaged with respect to, this business.  Our prospects, business activities, cash flow, financial condition, results of operations and stock price could be materially adversely affected by any or all of the following risks, or by other risks or uncertainties not presently known or currently deemed material, that may adversely affect us in the future.

We have depended heavily on our former management, and we may be unable to replace them.

We have been dependent upon our senior management, particularly Mr. Thomas DiCicco, our former Chief Executive Officer and Principal Financial Officer, who is an engineer with experience in the design and development of technology products.  As of the First Tranche Closing, Thomas DiCicco, Michael DiCicco and Douglas Miscoll resigned their respective director positions, Thomas DiCicco resigned as our President and Chief Executive Officer and Michael DiCicco resigned as our Vice President.  We have no current plans to hire employees or consultants with the expertise to develop and commercialize of Medical Products. If we determine to actively pursue the development and commercialization of our Medical Products, we can give no assurances that we will be successful in attracting and retaining new personnel with the expertise to further develop and commercialize our Medical Products, or that any such pursuits will be successful.  Accordingly, the resignations of our former directors and officers, and our current management’s lack of experience and plans with respect to the Company’s Medical Products, could have a material adverse effect on the viability and the prospects of Medical Products Business.

Our prior management has indicated that we require a significant amount of capital for the development and commercialization of our Medical Products.

Based on the assessment of our prior management, development and commercialization of our guidewire and Sentinel BreastScan may require significant outlays of capital. We may need to obtain a significant amount of capital to pay for any development or commercialization activities with respect to our maneuverable-coiled guidewire and Sentinel BreastScan.  If we cannot raise the capital to fund our required expenditures, or otherwise obtain sufficient funds for these plans, we may be unable to further develop and commercialize these technologies and our Medical Products Business likely will fail.

We are subject to government regulation, and our failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

Our Medical Products are subject to regulation by the FDA and other federal and state regulatory agencies. Pursuant to FDA regulations, we must obtain either a 510(k) clearance or premarket authorization (“PMA”) before marketing our products in the United States.  If we do not obtain such clearance or PMA, we will not be able to implement our current business plan for our Medical Products Business, and may be unable to generate any revenues with respect to that business.  The clearance and approval process for the FDA can be costly, time consuming and uncertain.  There can be no assurance that we will receive these clearances or that we will have sufficient resources to commence or complete the regulatory approval process.  Delays in obtaining such clearances or PMAs or changes in existing requirements could have a material adverse effect on our business and operations with respect to our Medical Products Business.  Even if we do obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed.  Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens and costs.  Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Our inability to complete our clinical testing and product development activities would severely limit our ability to operate or finance operations.

In order to commercialize our guidewire and Sentinel BreastScan, we must complete substantial clinical trials, and obtain sufficient safety and efficacy results to support required registration approval and market acceptance.  We may not be able to successfully complete the development of our products, or successfully market our technologies or products.  We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products.  Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result.  Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates.  If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues, which may delay commercialization, and we may not be able to raise capital to finance our continued operations for our Medical Products Business during the period required for resolution of the issues.

Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.

Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the marketplace at a level that would allow us to operate our Medical Products Business profitably.  Our Medical Products may be unable to achieve commercial acceptance for a number of reasons, such as the availability of alternatives that are less expensive, more effective, or easier to use; the perception of a low cost-benefit ratio for the product in our market, including screening centers, hospitals, radiologists and physicians; or an inadequate level of product support.  Our technologies or products may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and products, and our potential revenues.

Our Medical Products are new technologies.

Our Sentinel BreastScan is relatively new and has not yet achieved widespread acceptance in the health care industry.  Additionally, our maneuverable-coiled guidewire is based upon a “buckling theory” in which the tip is bent according to the force applied, which is not a commercially accepted application for guidewire.  The success of our Medical Products Business is entirely dependent upon our ability to successfully introduce into the marketplace and commercialize our two products, the Sentinel BreastScan and the guidewire.

The market for our products will be heavily dependent on third-party reimbursement policies.

In the United States, suppliers of health care products and services are affected greatly by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs.  Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our system by regulating the coverage or level of reimbursement provided by such payors to the physicians and clinics utilizing the Sentinel BreastScan.  If examinations utilizing the Sentinel BreastScan are not reimbursed under these programs, or are not adequately reimbursed, our ability to sell the system may be materially adversely affected.  There can be no assurance that third-party payors will provide reimbursement for use of our system.  In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country.  In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement.

We face competition in the medical technology field, and if we do not keep pace with our competitors and with technological and market changes, we may not be able to successfully compete.

The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition.  Other companies in the medical device industry may be developing, or could in the future attempt to develop, products that are competitive with ours.  The markets in which we intend to participate are highly competitive.  Many of the companies in the cancer diagnostic and screening and maneuverable-coiled guidewire markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience, than we do.  Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than our products or that would render our technology and products obsolete or noncompetitive.  We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales.  If we are unable to compete successfully, it could have a negative impact on the results of our operations with respect to our Medical Products Business and our stock price.

Potential product liability claims could affect our earnings and financial condition.

The nature of our business exposes us to risk for product liability claims, which are inherent in the use of our maneuverable-coiled guidewire and the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer or allegations of malpractice by physicians or those using our system.  Accordingly, there can be no assurance that we can avoid significant product liability exposure.  We currently do not maintain product liability insurance coverage.  Even if we obtain coverage, there is substantial doubt that product liability insurance will cover all liabilities should we face significant claims.  A successful products liability claim brought against us could have a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.  Should we be unable to obtain and maintain adequate product liability insurance, our ability to market our products will be significantly impaired.  Any losses we may suffer for future claims or a voluntary or involuntary recall of our Medical Products and the damage that any product liability litigation or voluntary or involuntary recall may do to the reputation or marketability of our Medical Products would have a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.

We currently are dependent on two products.

Our sole source of revenues for the foreseeable future with respect to our Medical Products Business can come only from the sale of our coiled guidewire and the Sentinel BreastScan, unless we develop other products.  Our operations with respect to our Medical Products Business may be adversely affected by economic, regulatory or similar problems or events that may apply only to us, only to medical devices of the type similar to the guidewire products or Sentinel BreastScan or only within a particular market area in which the guidewire or Sentinel BreastScan are sold.  The adverse effect of any such problems or events could be more easily absorbed in an investment in a more diversified business or one that operates in a different industry.

Our products are new and unproven.

The science and technology of medical products, including ultrasound equipment, is rapidly evolving.  The Sentinel BreastScan may require significant further research, development, testing and regulatory clearances and is subject to the risk of failure inherent in the development of products based on innovative technologies. These risks include the possibility that the Sentinel BreastScan will prove to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the Sentinel BreastScan, if effective, may prove uneconomical to market; that third parties hold proprietary rights that preclude us from marketing the Sentinel BreastScan; or that third parties market superior or equivalent products.  Accordingly, we are unable to predict whether our research and development activities, if any, will result in a commercially viable product.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained for the Sentinel BreastScan, we cannot predict with certainty when or if we will be able to commercialize the system.  There is also no guarantee that we will be able to develop and commercialize other products based upon the technology behind the system.

Methods for the detection of cancer are subject to rapid technological innovation, and there can be no assurance that future technical changes will not render the Sentinel BreastScan obsolete.  There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.

If our patents and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.

Our ability to commercialize our products will depend, in part, on our ability, both in the United States and in other countries to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on proprietary rights of third parties. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.

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

Our relationships with physicians, hospitals and marketers of our products will be subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws.  The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid.  Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated.  Certain states have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations.  Any violations of these laws could result in a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.  We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products.  In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations.  Although we believe we comply with these laws, and intend to comply with these laws in the future, we cannot assure investors that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws.  Any challenge or investigation could have a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.  Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming.  Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Changes to health care reform could adversely affect us and our business.

On March 23, 2010, U.S. Congress enacted the Patient Protection and Affordable Care Act (P.L. 111-148) and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (P.L. 111-152).  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) provides for significant expansions of coverage for many categories of patients. Effective 2014, large employers will be required to offer coverage or be liable for an additional tax.  The effect of this provision is not certain, as the amount of the tax may be less than the cost of providing health insurance.  Individuals will be required to have qualifying health coverage, or pay a tax penalty. In 2014, state-based health insurance exchanges will be established to facilitate the purchase of insurance by individuals and small businesses.  Effective in 2014, a comprehensive set of mandated benefits is established.  Until 2014, a high risk pool will be established for individuals with pre-existing conditions.  Other provisions eliminate lifetime coverage limits, rescission of coverage except in cases of fraud, and expand mandatory coverage of children.  The net effect of these provisions on us cannot be predicted at this time. However, the PPACA may substantially increase governmental health care expenditures.  This may result in added downward pressure on reimbursement for procedures utilizing the Sentinel BreastScan.  In addition, the PPACA establishes a 2.3% excise tax on medical devices, beginning in 2014.  It is not entirely clear that this tax will apply to our business model of charging for procedures.  We anticipate, however, that implementing regulations may apply the tax to the Sentinel BreastScan.  Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our Medical Products Business and our prospects, business activities, cash flow, financial condition, results of operations and stock price.

We depend on third-party suppliers and manufacturers, and if they are unable to perform their obligations, our Medical Products Business would suffer.

We expect to purchase all of our components and supplies from third-party suppliers and to outsource any manufacturing to contract manufacturers.  Because of regulatory restrictions on manufacturers of medical devices, we may experience significant difficulty in locating suppliers and manufacturers qualified to manufacture our products or components of our products.  Further, manufacturers of medical devices generally have the right to manufacture similar products that may compete with our products, and to terminate their agreements without significant penalty under certain conditions.  In addition, disclosure of our proprietary technology to a third-party for manufacturing purposes increases the risk of theft or loss of trade secrets.  There can be no assurance that we will be successful in locating manufacturers or suppliers on terms and conditions or with reputations and experience acceptable to us or that our trade secrets will not be stolen.

We will need additional financing to further develop and commercialize our guidewire and Sentinel BreastScan, which we may not be able to receive.

We currently have no significant operations related to our Medical Products Business from which to generate cash flows from that business.  Our operations related to our Medical Products Business to date have consumed substantial capital resources and we expect to require additional financing to fund our continued operations for that business.  Our future capital requirements with respect to our Medical Products Business will depend on many factors, including technological and market developments, our ability to sell our Medical Products (and, with respect to our Sentinel BreastScan, the underlying software), and cash flows from operating activities.  If we raise additional funds through equity or debt financings to finance future operations for our Medical Products Business, any equity financings could result in dilution to our shareholders and debt financing would result in increased interest expense.  Any such financing, if available, may be on terms unfavorable or not acceptable to us.  If adequate funds are not obtained, we may be required to reduce or curtail our proposed operations regarding our Medical Products Business.

Disruptions in the capital and credit markets, as have been experienced since 2008, could adversely affect our ability to obtain financing generally.  If we do obtain debt financing in the future, those banks that provide such debt financing may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

We expect to incur substantial losses with respect to our Medical Products Business so long as we conduct any manufacturing, regulatory or research and development activities for our Medical Products.  If we ultimately receive regulatory approval for the Medical Products, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital for our Medical Products Business.  In the future, it is possible that we will not have adequate resources to support continuation of activities related to our Medical Products Business.

We are dependent upon doctors and health care providers.

Our business is highly dependent upon the acceptance of our products by doctors and health centers.  There can be no assurance that we will be able to attract additional doctors and centers to place our products.  There is also no assurance that we will be able to establish and promote the high degree of credibility and high quality of service necessary to successfully commercialize our products.

Item 2. Unregistered Sales of Equity Securities.

As of the date of the First Tranche Closing, we issued 438,086,034 shares of our restricted common stock to Rochon Capital in connection with the Initial Share Exchange.

On August 15, 2012, we issued 500,000 shares of our restricted common stock to two investors in satisfaction of the remaining obligations under a prior contract.

The securities issuances described above in this Item 2 were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  We believe that Section 4(2) of the Act was available for such issuances because of our implementation of, and the investors’ agreement to, proper transfer restrictions with respect to the subject securities, which were privately issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1

Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on August 30, 2012).

3.1

Articles of Incorporation of Computer Vision Systems Laboratories, Corp., filed with the Florida Secretary of State to be effective as of June 27, 2011 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).

3.2	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).
3.3

Amendment to Bylaws of Computer Vision Systems Laboratories, Corp., effective as of September 28, 2012 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.4

Articles of Incorporation of Happenings Communications Group, Inc., filed with the Texas Secretary of State on March 4, 1996, as amended (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
10.1

Registration Rights Agreement, dated September 25, 2012, by and between Computer Vision Systems Laboratories, Corp. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

10.2

Indemnification Agreement entered into between Computer Vision Systems Laboratories, Corp. and John P. Rochon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.*#
101.SCH	XBRL Taxonomy Extension Schema Document.*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*#

* Filed herewith.

# Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is not deemed filed or part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computer Vision Systems Laboratories, Corp.

Dated: November 19, 2012	By:	/s/ John P. Rochon
John P. Rochon
Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on August 30, 2012).

3.1

Articles of Incorporation of Computer Vision Systems Laboratories, Corp., filed with the Florida Secretary of State to be effective as of June 27, 2011 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).

3.2	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).
3.3

Amendment to Bylaws of Computer Vision Systems Laboratories, Corp., effective as of September 28, 2012 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.4

Articles of Incorporation of Happenings Communications Group, Inc., filed with the Texas Secretary of State on March 4, 1996, as amended (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
10.1

Registration Rights Agreement, dated September 25, 2012, by and between Computer Vision Systems Laboratories, Corp. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

10.2

Indemnification Agreement entered into between Computer Vision Systems Laboratories, Corp. and John P. Rochon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.*#
101.SCH	XBRL Taxonomy Extension Schema Document.*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*#

* Filed herewith.

# Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is not deemed filed or part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.