Form 10-Q/A
period 2012-09-30
Computer Vision Systems Laboratories Corp.
filed 2012-11-28
CIK 1403085

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

(972) 398-7145

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

As of November 27, 2012, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to “we,” “our,” “us,” “CVSL” and the “Company” refer to Computer Vision System Laboratories, Corp. and its wholly owned subsidiary, Happenings Communications Group, Inc. (“HCG”), unless the context indicates otherwise.

EXPLANATORY NOTE

The purpose of this Quarterly Report is to amend the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 that we filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2012 to, among other things, revise the accounting treatment of the Initial Share Exchange (as defined below) in our financial statements and notes to financial statements to reflect reverse merger accounting.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Computer Vision Systems Laboratories Corp

(formerly Cardio Vascular Medical Device Corp.)

Balance Sheets *

	As of	As of
	September 30,	December 31,
	2012	2011 *
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,248	$8,608
Prepaid expenses	27,500	500
Receivables, net	109,882	95,553
	153,630	104,661

Non-current Assets:
Fixed Assets, net of accumulated depreciation	1,514	1,514
Intangible assets, net	259,724	—
Goodwill	—	—
Total Assets	$414,868	$106,175

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$105,641	$25,241
Accounts payable	232,314	$58,377
Accrued liabilities	8,028	4,381
Deferred Revenues	70,378	79,213
Other Current Liabilities	23,155	24,624
Total current liabilities	439,516	191,836

Stockholders’ Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding		—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 438,086,034 shares issued and outstanding, respectively	48,771	10
Additional paid-in capital	2,691,942	66,094
Accumulated deficit	(2,765,361)	(151,765)
Total stockholders’ equity (deficit)	(24,648)	(85,661)
Total Liabilities and Stockholders’ Equity (Deficit)	$414,868	$106,175

The accompanying notes to financial statements are an integral part of these statements.

*On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital Partners, Ltd., a Texas limited partnership (“Rochon Capital”), in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.  Because we are employing reverse merger accounting, historical financial statements presented are those of HCG.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Operations *

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011 *	2012	2011 *
Revenues	$265,147	$212,200	$714,951	$644,128

OPERATING EXPENSES:
Consulting	—	—	—	—
Consulting - related parties	—	—	—	—
Audit and accounting fees	2,265	2,120	6,370	6,035
Legal and professional fees	150,503	—	150,702	1,250
SEC and other public expense	—	—	—	—
Other administrative	41,112	43,069	120,467	141,938
Payroll and commissions	103,474	91,378	308,827	263,291
Insurance	7,210	5,581	18,043	16,000
Printing and reproduction	87,128	76,036	233,607	208,551
Amortization	1,042	—	1,042	—
Total operating expenses	392,734	218,184	839,058	637,065

Income/Loss from Operations	(127,587)	(5,984)	(124,107)	7,064

Other Income (Expense):
Interest income	—	—	—	—
Interest and financing expense	(256)	(4)	(781)	(166)
Impairment of Goodwill	(2,488,708)		(2,488,708)	—
Other Expense	—		—
Miscellaneous income	—	—	—	—
Gain on foreign currency exchange	—	—	—	—
Settlement of Debt	—	—	—	—
Net Income (Loss)	$(2,616,551)	$(5,988)	$(2,613,596)	$6,897
Income/(Loss) Per Common Share:

Weighted average number of shares	441,358,097	438,086,034	439,184,771	438,086,034
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$0.00

The accompanying notes to financial statements are an integral part of these statements.

*On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital Partners, Ltd., a Texas limited partnership (“Rochon Capital”), in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.  Because we are employing reverse merger accounting, historical financial statements presented are those of HCG.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Changes in Stockholders’ Deficit

Nine months ended September 30, 2012 and Years Ended December 31, 2011 and 2010 *

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2009	—	$—	1,000	$10	$66,094	$(129,460)	$(63,356)

Net loss	—	—	—	—	—	(19,663)	(19,663)

Balance at December 31, 2010	—	$—	1,000	$10	$66,094	$(149,123)	$(83,019)

Net loss	—	—	—	—	—	(2,642)	(2,642)

Balance at December 31, 2011	—	$—	1,000	$10	$66,094	$(151,765)	$(85,661)

Issuance of CVSL shares to HCG owners in connection with the merger	—	—	438,085,034	43,798	(43,798)	—	—

Net effect of assumption of CVSL assets and liabilities	—	—	49,626,292	4,963	2,669,646	—	2,674,609

Net loss	—	—	—	—	—	(2,613,596)	(2,613,596)

Balance at September 30, 2012	—	$—	487,712,326	$48,771	$2,691,942	$(2,765,361)	$(24,648)

The accompanying notes to financial statements are an integral part of these statements.

*On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital Partners, Ltd., a Texas limited partnership (“Rochon Capital”), in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.  Because we are employing reverse merger accounting, historical financial statements presented are those of HCG.

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Cash Flows *

(Unaudited)

	Nine Months Ended
	September 30
	2012	2011 *
Cash Flows From Operating Activities
Net (Loss) Income	(2,613,596)	6,897
Adjustments to reconcile net loss to net cash used in operating activities:
Write off for impairment of goodwill	2,488,708	—
Amortization	1,042	—
Changes in assets and liabilities:
Prepaid expenses	(172,110)	—
Accounts receivable	(14,428)	(32,077)
Increase in unearned revenue	(8,835)	5,923
Accounts payable and accrued expenses	316,319	6,540
Total Cash Provided by Operating Activites	(2,900)	(12,717)

Cash Flows From Financing Activites
Proceeds from related party loans	33,890	—
Total Cash Provided by Financing Activities	33,890	—
	—
Cash Flows From Investing Activities	—
Purchase of license	(23,350)	—
Total Cash Provided by Investing Activities	(23,350)	—
	—
Net Increase (Decrease) in Cash	7,640	(12,717)
	—
Cash at Beginning of Period	8,608	—
	—
Cash at End of Period	$16,248	$(12,717)
	—
Supplemental Disclosure of Cash Flow Information	—
Interest paid	$781	$166
Income taxes paid	$—	—

The accompanying notes to financial statements are an integral part of these statements.

*On September 25, 2012, the Company completed a transaction in which the Company issued 438,086,034 shares of its common stock to Rochon Capital Partners, Ltd., a Texas limited partnership (“Rochon Capital”), in exchange for 100% of the issued and outstanding shares of HCG, at which time HCG became a wholly owned subsidiary of the Company.  Because we are employing reverse merger accounting, historical financial statements presented are those of HCG.

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

Accounting Treatment for the Initial Share Exchange

We accounted for the Initial Share Exchange as a reverse acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40-25 because the Company issued securities as the legal acquirer but is the accounting acquiree.  HCG is the accounting acquirer because its former management dominates the change in management and change in control of the combined entity.

At the closing of the Initial Share Exchange, Rochon Capital, the former shareholder of HCG, received shares of common stock resulting in ownership of 89.825% of the issued and outstanding capital stock of the Company. FASB ASC 805-40-30-2 states, in part, “fair value consideration is based on…what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.”  Per FASB ASC 805-40-55-10, the fair value effectively transferred should be based on the most reliable measure.  The quoted market price of the Company’s shares provides a more reliable basis for measuring the fair value consideration than the estimated fair value of the shares in HCG, as HCG’s shares are privately-held.

Prior to the transaction, the accounting acquiree had 49,626,292 shares of common stock outstanding. Using the closing price of $.06 per share of common stock on September 24, 2012, the total market capitalization of the Company was $2,977,578.  The fair value of the consideration would be what HCG would hypothetically have had to pay to acquire an 89.825% interest in a company valued at $2.98 million.  As such, the fair value of the consideration is 89.825% of $2,977,578, or $2,674,609.

Pursuant to ASC 805-40-55-12, goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree’s identifiable assets and liabilities.  Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree’s assets and liabilities from the fair value of the consideration of $2,674,609.  Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the transaction.  The result is that no increased asset values are being reflected for the existing Medical Products Business at the time of the Initial Share Exchange.

Following the guidance contained in FASB ASC 805-40-45-1, the consolidated financial statements of the Company following this reverse acquisition will continue to be issued under the name of the Company as the legal parent, but will reflect a continuation of the financial statements of HCG, because it is the accounting acquirer, with one adjustment, which is to retroactively adjust HCG’s legal capital to reflect the legal capital of the Company.  As such, the Company is no longer classified as a development stage company, which eliminates the Company’s requirement to show inception to date financial information.  In addition, comparative information presented for prior periods will consist of HCG financial statements.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Commission. The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).

Certain reclassifications have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

Unaudited Interim Financial Statements

Following the guidance contained in FASB ASC 805-40-45-1, the consolidated financial statements of the Company following the reverse acquisition described above will continue to be issued under the name of the Company as the legal parent, but will reflect a continuation of the financial statements of HCG, because it is the accounting acquirer, with one adjustment, which is to retroactively adjust HCG’s legal capital to reflect the legal capital of the Company.  As such, the Company is no longer classified as a development stage company, which eliminates the Company’s requirement to show inception to date financial information.  In addition, comparative information presented for prior periods will consist of HCG financial statements.

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Reference is made to the Company’s audited financial statements as of December 31, 2011, made a part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission, which contains additional information, including significant accounting policies.

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

FASB ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2012.

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

Other Assets

The Company applied ASC 350-30, “General Intangibles Other than Goodwill” for its other assets.

Per ASC 805-40-55-12, goodwill was calculated in the reverse acquisition as the consideration effectively transferred less the net recognized values of the accounting acquiree’s identifiable assets and liabilities.  Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree’s assets and liabilities from the fair value of the consideration of $2,674,609.  Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the Initial Share Exchange.

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

Earnings (Loss) Per Share

Following the guidance contained in FASB ASC 805-40-45-1, the consolidated financial statements of the Company following the reverse acquisition described above will continue to be issued under the name of the Company as the legal parent, but will reflect a continuation of the financial statements of HCG, because it is the accounting acquirer, with one adjustment, which is to retroactively adjust HCG’s legal capital to reflect the legal capital of the Company.  As such, the Company is no longer classified as a development stage company, which eliminates the Company’s requirement to show inception to date financial information.  In addition, comparative information presented for prior periods will consist of HCG financial statements.

The Company follows FASB ASC 260, “Earnings Per Share.”  Basic net loss per share of common stock is computed by dividing net loss be the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of shares of common stock outstanding utilized in the earnings per share calculations have been adjusted to reflect the reverse acquisition, such that the shares of common stock issued to the former shareholder of HCG have been outstanding in the periods presented and the remaining shares outstanding were issued as of the date of the closing of the Initial Share Exchange under the Share Exchange Agreement.

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

(2)   Convertible Notes Payable and Loans Payable

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

(3) Common Stock

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

(4) Related Party Transactions

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

(5) Income Taxes

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

(6) Changes in Management

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

(7) Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The adoption of this standard impacted the Company’s financial position and results of operations because the Company tested its goodwill for impairment using this pronouncement, and an impairment charge was recognized as of the date of the Share Exchange Agreement.

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

(8) Description of Certain Events Regarding the Company’s Acquisition of HCG

As set forth above, the Company entered into the Share Exchange Agreement on August 24, 2012.  As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2012, as amended by its Form 8-K/A filed with the Commission on November 26, 2012 (the “Specified Current Report”), on September 25, 2012, the Company completed the Initial Share Exchange.  At the closing for the Initial Share Exchange and related transactions (the “First Tranche Closing”), in exchange for all of the outstanding capital stock of HCG owned by Rochon Capital, the Company issued to Rochon Capital 438,086,034 shares of its common stock, representing approximately 90% of its issued and outstanding capital stock.  The Initial Share Exchange resulted in a change in control of the Company, and the holders of the Company’s outstanding common stock immediately before the Initial Share Exchange experienced significant dilution from such event.  In addition, HCG became a wholly owned subsidiary of the Company as part of the First Tranche Closing.

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

We accounted for the Initial Share Exchange as a reverse acquisition in accordance with FASB ASC 805-40-25 because the Company issued securities as the legal acquirer but is the accounting acquiree.  HCG is the accounting acquirer because its former management dominates the change in management and change in control of the combined entity.

At the closing of the Initial Share Exchange, Rochon Capital, the former shareholder of HCG, received shares of common stock resulting in ownership of 89.825% of the issued and outstanding capital stock of the Company. FASB ASC 805-40-30-2 states, in part, “fair value consideration is based on…what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.”  Per FASB ASC 805-40-55-10, the fair value effectively transferred should be based on the most reliable measure.  The quoted market price of the Company’s shares provides a more reliable basis for measuring the fair value consideration than the estimated fair value of the shares in HCG, as HCG’s shares are privately-held.

Prior to the transaction, the accounting acquiree had 49,626,292 shares of common stock outstanding. Using the closing price of $.06 per share of common stock on September 24, 2012, the total market capitalization of the Company was $2,977,578.  The fair value of the consideration would be what HCG would hypothetically have had to pay to acquire an 89.825% interest in a company valued at $2.98 million.  As such, the fair value of the consideration is 89.825% of $2,977,578, or $2,674,609.

Pursuant to ASC 805-40-55-12, goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree’s identifiable assets and liabilities.  Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree’s assets and liabilities from the fair value of the consideration of $2,674,609.  Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the transaction.  The result is that no increased asset values are being reflected for the existing Medical Products Business at the time of the Initial Share Exchange.

Additional Information Regarding Our Medical Products Business

Before the Initial Share Exchange, the Company’s primary focus was the development, marketing and commercialization of the Medical Products.

The Company has incurred operating losses in its Medical Products Business and the cash resources of the Company are insufficient to meet its planned business objectives of commercializing the Medical Products.  These and other factors raise substantial doubt about the Company’s ability to continue pursuing commercialization of the Medical Products.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to raise sufficient funds to continue pursuing commercialization of the Medical Products.

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

Results of Operations

Our results of operations include the results from our Medical Products Business and our operations of HCG.  However, because of reverse merger accounting, HCG is the accounting acquirer, so the financial statements for the three and nine months ended September 30, 2012 include results of operations of the Medical Products Business for the six days from September 25, 2012 through September 30, 2012 only.  In order for our stockholders to fully understand our current financial position and our future potential financial position, the results of operations of HCG for the three and nine month periods ended September 30, 2012 are discussed below.

Revenue

We have not generated any revenue from the Medical Products since our inception.

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

Total Operating Expenses

During the nine months ended September 30, 2012, and 2011, total operating expenses were $839,058 and $637,065, respectively. The general and administrative expenses were primarily the result of consulting fees and legal and professional fees associated with fulfilling our reporting requirements with the Commission and in connection with the Share Exchange Agreement and the transactions contemplated thereby. We recognized an estimated $150,000 accrued expense in 2012 related to accounting and legal costs associated with the reverse merger transaction.

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

Total Compensation Costs

HCG’s other major category of expense is compensation to its employees and commissions to its sales representatives for generating or selling advertisements, along with all related payroll taxes.  For the quarter ended September 30, 2012, HCG’s total compensation costs were $103,474, compared to $91,738 for the same quarter in 2011, reflecting increased commissions paid for increased advertising revenue over the period.

For the nine-month period ended September 30, 2012, HCG’s total compensation costs were $308,827, a 17.3% increase compared to $263,291 for the same nine-month period in 2011, reflecting increases in commissions paid for increased advertising revenue over the period.

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

HCG's Pretax Margins

The pretax margin information presented below reflects HCG’s pretax margin results without the inclusion of any expenses related to the Medical Products Business or the Share Exchange Agreement transaction costs.

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

Property and Equipment

HCG’s property consists of equipment purchased for the production of revenues, including general office equipment.  HCG’s assets are depreciated over their useful lives beginning when placed in service.  Depreciation expense was $0 for the three-month and nine-month periods ending September 30, 2012, respectively.

Intangibles

At September 30, 2012, HCG had no intangible assets.

Taxes

HCG pays payroll and unemployment taxes in accordance with state and federal laws.  Prior to being acquired by the Company, HCG’s shareholder filed an election permitting HCG to be taxed under Subchapter S of the U.S. Internal Revenue Code, whereby all taxable income passes through to the shareholder and is taxed at the shareholder’s ordinary tax rate.  Accordingly, HCG has recorded no income tax expense in any past reporting periods.  Based on the Company’s pro forma combined financial results for September 30, 2012, no income tax expense is being recorded for HCG at this time.  HCG’s payroll and unemployment taxes were $6,725 and $22,239 for the three-month and nine-month periods, respectively, ended September 30, 2012 and are included in Total Compensation Costs.

Balance Sheet Data

As a result of HCG’s consistent operations, HCG has not experienced any significant fluctuation in major asset and liability categories on its balance sheet since December 31, 2011.

Accounts Receivable

HCG’s accounts receivable is the largest category of assets of HCG and were $109,882 at September 30, 2012, net of allowance for doubtful accounts, compared to $95,553 at September 30, 2011.  HCG does not have any one customer that accounts for more than 10% of HCG’s receivables.  HCG’s accounts receivable fluctuate generally based on seasonal demand for advertising and creative services.

Accounts Payable

HCG’s accounts payable were $60,714 at September 30, 2012, compared to $58,377 at September 30, 2011.  HCG’s largest expense is for printing services and HCG’s accounts payable fluctuates generally based on the number of pages printed in each month’s issue, the number of copies produced, and the corresponding charges from HCG’s third-party printer.

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

Critical Accounting Policies

There have been no material changes to HCG’s critical accounting policies during the 2012 fiscal year.  A complete detail of HCG’s critical accounting policies is included in the notes to HCG’s audited financial statements for the years ended December 31, 2011 and 2010, which were attached as Exhibit 99.2 to our Specified Current Report.

Net profit/loss

During the nine months ended September 30, 2012, our net loss was $2,613,596, which includes a goodwill impairment charge of $2,488,708, while we made a pretax profit of $6,897 for the nine months ended September 30, 2011.

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

Computer Vision Systems Laboratories, Corp.

Dated: November 27, 2012	By:	/s/ John P. Rochon
John P. Rochon
Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
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