Form 10-Q/A
period 2012-09-30
Computer Vision Systems Laboratories Corp.
filed 2012-12-28
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

(972) 398-7120

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

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to “we,” “our,” “us,” “CVSL” and the “Company” refer to Computer Vision System Laboratories, Corp. and its wholly owned subsidiary, Happenings Communications Group, Inc. (“HCG”), unless the context indicates otherwise .

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 that we filed with the Securities and Exchange Commission (the “Commission”) on November 28, 2012 is to, among other things, add additional disclosures regarding the accounting treatment of the Initial Share Exchange (as defined below) in our financial statements and notes to financial statements, to provide additional details describing the restatement of the September 30,2012 condensed interim financial statements and to revise our statement regarding internal controls and procedures in light of the restatement of our financial statements for the quarter ended September 30, 2012.

For convenience, we have repeated the entire text of the original filing being amended by this Amendment.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements. (Restated)

Computer Vision Systems Laboratories Corp

(formerly Cardio Vascular Medical Device Corp.)

Balance Sheets *

Unaudited

Restated

	As of	As of
	September 30,	December 31,
	2012	2011 *

ASSETS
Current Assets:
Cash and cash equivalents	$16,248	$8,608
Prepaid expenses	27,500	500
Receivables, net	109,882	95,553
	153,630	104,661

Non-current Assets:
Fixed Assets, net of accumulated depreciation	1,514	1,514
Intangible assets, net	236,374	—
Goodwill	—	—
Total Assets	$391,518	$106,175

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$82,291	$25,241
Accounts payable	232,314	$58,377
Accrued liabilities	8,028	4,381
Deferred Revenues	70,378	79,213
Other Current Liabilities	23,155	24,624
Total current liabilities	416,166	191,836

Stockholders’ Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding		—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 438,086,034 shares issued and outstanding, respectively	48,771	10
Additional paid-in capital	2,691,942	66,094
Accumulated deficit	(2,765,361)	(151,765)
Total stockholders’ equity (deficit)	(24,648)	(85,661)
Total Liabilities and Stockholders’ Equity (Deficit)	$391,518	$106,175

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

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Operations *

(Unaudited)

Restated

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011 *	2012	2011 *
Revenues	$265,147	$212,200	$714,951	$644,128

OPERATING EXPENSES:
Audit and accounting fees	2,265	2,120	6,370	6,035
Legal and professional fees	150,503	—	150,702	1,250
Other administrative	41,112	43,069	120,467	141,938
Payroll and commissions	103,474	91,378	308,827	263,291
Insurance	7,210	5,581	18,043	16,000
Printing and reproduction	87,128	76,036	233,607	208,551
Impairment of Goodwill	2,488,708		2,488,708	—
Amortization	1,042	—	1,042	—
Total operating expenses	2,881,442	218,184	3,327,766	637,065

Income/Loss from Operations	(2,616,295)	(5,984)	(2,612,815)	7,064

Other Income (Expense):
Interest and financing expense	(256)	(4)	(781)	(166)

Net Income (Loss)	$(2,616,551)	$(5,988)	$(2,613,596)	$6,897
Income/(Loss) Per Common Share:

Weighted average number of shares	441,358,097	438,086,034	439,184,771	438,086,034
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$0.00

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

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Changes in Stockholders’ Deficit

Nine months ended September 30, 2012 and Years Ended December 31, 2011 and 2010 *

(Unaudited)

Restated

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2009	—	$—	1,000	$10	$66,094	$(129,460)	$(63,356)

Net loss	—	—	—	—	—	(19,663)	(19,663)

Balance at December 31, 2010	—	$—	1,000	$10	$66,094	$(149,123)	$(83,019)

Net loss	—	—	—	—	—	(2,642)	(2,642)

Balance at December 31, 2011	—	$—	1,000	$10	$66,094	$(151,765)	$(85,661)

Issuance of CVSL shares to HCG owners in connection with the merger	—	—	438,085,034	43,798	(43,798)	—	—

Net effect of assumption of CVSL assets and liabilities	—	—	49,626,292	4,963	2,669,646	—	2,674,609

Net loss	—	—	—	—	—	(2,613,596)	(2,613,596)

Balance at September 30, 2012	—	$—	487,712,326	$48,771	$2,691,942	$(2,765,361)	$(24,648)

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

Computer Vision Systems Laboratories, Corp.

(formerly Cardio Vascular Medical Device Corp.)

Statements of Cash Flows *

(Unaudited)

Restated

	Nine Months Ended
	September 30
	2012	2011 *
Cash Flows From Operating Activities
Net (Loss) Income	(2,613,596)	6,897
Adjustments to reconcile net loss to net cash used in operating activities:
Write off for impairment of goodwill	2,488,708	—
Amortization	1,042	—
Changes in assets and liabilities:
Prepaid expenses	(172,110)	—
Accounts receivable	(14,428)	(32,077)
Increase in unearned revenue	(8,835)	5,923
Accounts payable and accrued expenses	292,969	6,540
Total Cash Provided by Operating Activites	(26,250)	(12,717)

Cash Flows From Financing Activites
Proceeds from related party loans	33,890	—
Total Cash Provided by Financing Activities	33,890	—

Cash Flows From Investing Activities	—	—
Purchase of assets	—	—
Total Cash Provided by Investing Activities		—

Net Increase (Decrease) in Cash	7,640	(12,717)

Cash at Beginning of Period	8,608	—
	—
Cash at End of Period	$16,248	$(12,717)

Supplemental Disclosure of Cash Flow Information	—
Interest paid	$781	$166
Income taxes paid	$—	—

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1)          Summary of Significant Accounting Principles (Restated)

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

Using this figure, the purchase price allocation is shown as follows:

Fair Value of Consideration	$2,674,609
Less: Net Fair value of Assets and Liabilities Acquired
Less: Current Assets	135
Less: Non-Current Assets	237,416
Plus: Current Liabilities	51,650
Plus: Non-Current Liabilities	0
Goodwill	$2,488,708

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

The FASB Codification defines goodwill as “an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.” Given that the fair value of the consideration transferred in the Share Exchange Agreement exceeded the net fair value of the assets and liabilities acquired, goodwill resulted.  In accordance with ASC 350-20-35-28, we tested the goodwill and determined that, because the Medical Products business was a development stage business that had not previously generated revenues or net income and was not expected to for some time in the future, we were unable to assess what and how much the future economic benefits were attributable to the goodwill.  Recognizing goodwill in such a case would overstate the total asset value of the Medical Products business, so it was determined that the goodwill was impaired as of the date of the acquisition.

The Company recorded estimated expenses of the merger of $150,000 in the financial statements presented herein, reflecting management’s estimate of the legal costs incurred in entering into the Share Exchange Agreement. Pro forma data showing the impact of the acquisition on the financial statements of the Company are presented in Exhibit 99.3 of the Form 8-K/A filed on December 27, 2012.  Unaudited historical financial statements of HCG, the accounting acquirer, are provided in Exhibit 99.5 of the Form 8-K/A filed on December 27, 2012.

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

Restatement of Financial Statements

The Company restated its September 30, 2012 financial statements from the amounts previously reported by the filing of an Amended Report on Form 10-Q dated November 28, 2012, and in this Amendment No. 2 on Form 10-Q. The restatements include adjustments to properly record the reverse merger acquisition of Happenings Communications Group, Inc. as described above.  The previous presentation had utilized purchase accounting in which the fair value of the consideration was calculated as $30.6 million at the time of the transaction.  In the originally filed 10-Q on November 19, 2012, the Company reported a goodwill impairment charge of $30.0 million.  The original determination of the fair value of the consideration transferred and the subsequent goodwill impairment charge were both incorrect because reverse merger accounting had not been applied.  The details of the accounting treatment are highlighted above.

In addition, the incorrect purchase accounting treatment treated HCG as the accounting acquiree, so HCG’s revenues and expenses for only the six days beginning September 25, 2012 were reflected in the financial statements, along with all the period costs for the Company’s Medical Products Business.  Instead, in reverse merger accounting, HCG is treated as the accounting acquirer, so the restated financial statements show all the revenue and expenses for HCG for the time periods presented and only 6 days of results for the Medical Products business.

The major changes in the restated financials include a) the accounting treatment was changed from purchase accounting to reverse merger accounting  b) the proper accounting acquirer was identified, c) the fair value of the consideration was recalculated, d) the purchase price allocation was revised using the corrected consideration, e) the resulting amount of goodwill attributable to the transaction was recalculated and f) the Company determined that the goodwill was impaired at the date of the transaction and the goodwill was expensed.  The reasons that the Company determined that the goodwill was impaired as of the date of the transaction are described above.  The following charts shows the financial statements as originally presented, the adjustments, and the restated financials:

Computer Vision Systems Laboratories Corp

(formerly Cardio Vascular Medical Device Corp.)

Balance Sheets *

(Unaudited)

	As Reported	Adjustments	As Restated
Quarter ended September 30, 2012 Summary Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$16,248	$—	$16,248
Prepaid expenses	27,500	—	27,500
Receivables, net	109,882	—	109,882
	153,630	—	153,630

Non-current Assets:
Fixed Assets, net of accumulated depreciation	1,514	—	1,514
Intangible assets, net	256,433	(20,059)	236,374
Goodwill	369,292	(369,292)	—
Other Intangibles	197,000	(197,000)	—
Total Assets	$977,869	$(586,350)	$391,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$105,641	$—	$82,291
Accounts payable	82,314	150,000	232,314
Accrued liabilities	101,562	—	101,561
Total current liabilities	289,517	150,000	416,166

Stockholders’ Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 438,086,034 shares issued and outstanding, respectively	48,769	2	48,771
Additional paid-in capital	35,468,712	(32,776,770)	2,691,942
Unearned share based compensation	(70,162)	70,162	—
Accumulated deficit	(34,758,967)	31,993,606	(2,765,361)
Total stockholders’ equity (deficit)	688,352	(713,000)	(24,648)
Total Liabilities and Stockholders’ Equity (Deficit)	$977,869	$(563,000)	$391,518

Computer Vision Systems Laboratories Corp

(formerly Cardio Vascular Medical Device Corp.)

Balance Sheets *

(Unaudited)

	As Reported	Adjustments	As Restated

Year ended December 31, 2011 Summary Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$110	$8,498	$8,608
Prepaid expenses	199,110	(198,610)	500
Receivables, net	—	95,553	95,553
	199,220	(94,559)	104,661

Non-current Assets:
Fixed Assets, net of accumulated depreciation	$—	$1,514	$1,514
Intangible assets, net	250,000	(250,000)	—
Goodwill	—	—	—
Other Intangibles	—	—	—
Total Assets	$449,220	$(343,045)	$106,175

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - related party	$114,290	$(89,049)	$25,241
Accounts payable	—	58,377	58,377
Accrued liabilities	182,376	(177,995)	4,381
Deferred Revenues	—	79,213	79,213
Other Current Liabilities	260,000	(235,376)	24,624
Total current liabilities	556,666	(364,830)	191,836

Stockholders’ Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding	—		—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 438,086,034 shares issued and outstanding, respectively	2,601	(2,591)	10
Additional paid-in capital	1,530,703	(1,464,609)	66,094
Unearned share based compensation	—	—	—
Accumulated deficit	(1,645,000)	1,493,235	(151,765)
Total stockholders’ equity (deficit)	(111,696)	26,035	(85,661)
Total Liabilities and Stockholders’ Equity (Deficit)	$444,970	$(338,795)	$106,175

The accompanying notes to financial statements are an integral part of these statements

Computer Vision Systems Laboratories Corp

(formerly Cardio Vascular Medical Device Corp.)

Statements of Operations *

(Unaudited)

	Three months ended			Nine months ended
	September 30, 2012			September 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$15,696	249,451	$265,147	$15,696	$699,255	$714,951

OPERATING EXPENSES:
Consulting	—		—	204,554	(204,554)	—
Consulting - related parties	—		—	129,848	(129,848)	—
Audit and accounting fees	2,864	(599)	2,265	11,364	(4,994)	6,370
Legal and professional fees	90,951	59,552	150,503	152,921	(2,219)	150,702
SEC and other public expense	2,847	(2,847)	—	9,193	(9,193)	—
Other administrative	15,811	25,301	41,112	31,616	88,851	120,467
Payroll and commissions	6,146	97,328	103,474	6,146	302,681	308,827
Insurance	735	6,475	7,210	735	17,308	18,043
Printing and reproduction	5,435	81,693	87,128	5,435	228,172	233,607
Stock-based compensation	1,792,465	(1,792,465)	—	2,065,512	(2,065,512)	—
Impairment of acquired asset	30,036,897	(30,036,897)	—	30,036,897	(30,036,897)	—
Impairment of goodwill	—	2,488,708	2,488,708	—	2,488,708	2,488,708
Amortization	3,125	(2,083)	1,042	9,375	(8,333)	1,042
Total operating expenses	31,957,276	(29,075,834)	2,881,442	32,663,596	(29,335,830)	3,327,766

Loss from Operations	(31,941,580)	29,325,285	(2,616,295)	(32,647,900)	30,035,085	(2,612,815)

Other Income (Expense):
Interest income	—	—	—	—	—	—
Interest and financing expense	(17)	(239)	(256)	(466,067)	465,286	(781)
Other Expense	—	—	—	—	—	—
Miscellaneous income	—	—	—	—	—	—
Gain on foreign currency exchange	—	—	—	—	—	—
Settlement of Debt	—	—	—	—	—	—
Net Income (Loss)	$(31,941,597)	29,325,046	$(2,616,551)	$(33,113,967)	$30,500,371	$(2,613,596)
(Loss) Per Common Share:						—

Weighted average number of shares	78,261,085		441,358,097	51,035,480		439,184,771
Basic and diluted net loss per share	$(0.41)		$(0.01)	$(0.65)		$(0.01)

The accompanying notes to financial statements are an integral part of these statements

*On September 25, 2012 we completed a Share Exchange Agreement transaction in which we issued 438,086,034 shares of Common Stock to Rochon Capital Partners, Ltd., in exchange for 100% of the issued and outstanding shares of Happenings Communications Group, Inc. , at which time it became a wholly-owned subsidiary of the company. Because reverse merger accounting was employed, historical financial statements presented are those of Happenings Communications Group, Inc.

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

These interim condensed financial statements of the Company as of September 30, 2012 and the periods then ended are unaudited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, and its results of operations and cash flows for the three month and nine month periods ended September 30, 2012.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2011 filed in an Annual Report on Form 10-K filed with the Commission, as well as the audited financial statements and notes thereto as of and for the year ended December 31, 2011 for Happenings Communications Group, Inc. filed as Exhibit 99.2 to Form 8-K/A on November 26, 2012. The results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed balance sheet data as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

The FASB Codification defines goodwill as “an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.” Given that the fair value of the consideration transferred in the Share Exchange Agreement exceeded the net fair value of the assets and liabilities acquired, goodwill resulted.  In accordance with ASC 350-20-35-28, we tested the goodwill and determined that, because the Medical Products business was a development stage business that had not previously generated revenues or net income and was not expected to for some time in the future, we were unable to assess what and how much the future economic benefits were attributable to the goodwill.  Recognizing goodwill in such a case would overstate the total asset value of the Medical Products business, so it was determined that the goodwill was impaired as of the date of the acquisition.

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

The Company’s only current revenue source is derived from the activities of HCG.  HCG derives its revenue primarily from advertising in Happenings Magazine.  HCG also provides advertising agency services such as strategy development, video production, digital marketing, website design and social media, and generates limited revenue from these activities.  Additional advertising agency services focus on print and include newsletters, guidebooks, brochures and directories. HCG recognizes revenue as follows:

1.               Advertising Sales Revenue . Revenue is recognized when the publication containing the client’s advertisement is designed, printed and distributed.  Availability to readers is at the point and time of distribution.

2.               Creative Services Revenue .  In addition to publication duties and responsibilities, HCG provides services much like an advertising agency that offers marketing strategies and advertising campaigns, specifically the design and creation of print materials and publications. Revenue is recognized when the project is complete and the customer is in receipt of the deliverable.

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

On March 7, 2012, the Company issued 1,000,000 shares of its restricted common stock to its then director, Douglas Miscoll for service as director.

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

On July 11, 2011, the Company entered into an agreement (the “License Agreement”) with Infrared Sciences Corp., a Delaware corporation (“Infrared”), controlled by Thomas DiCicco, the Company’s former Chief Executive Officer, a former director and, immediately before the First Tranche Closing, the holder of approximately 25% of the Company’s outstanding common stock.  Pursuant to the License Agreement the Company: (i) obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan and (ii) acquired rights to use, license and commercialize the “Infrared Sciences,” “Sentinel Breast Scan” and “BreastScan IR” trademark and/or service marks.  Under the terms of the License Agreement, the Company was required to pay $250,000, of which $51,650 remains outstanding.  Under the terms of the Share Exchange Agreement, the Company could pay up to $51,650 to Infrared for outstanding amounts due pursuant to the License Agreement. The Company has elected, in lieu of payment, to transfer the rights the Company holds in the Sentinel BreastScan and the guidewire to Infrared.

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

(8) Description of Certain Events Regarding the Company’s Acquisition of HCG

As set forth above, the Company entered into the Share Exchange Agreement on August 24, 2012.  As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2012, as amended by its Form 8-K/A filed with the Commission on November 26, 2012 (the “Specified Current Report”), on September 25, 2012, the Company completed the Initial Share Exchange.  At the closing for the Initial Share Exchange and related transactions (the “First Tranche Closing”), in exchange for all of the outstanding capital stock of HCG owned by Rochon Capital, the Company issued to Rochon Capital 438,086,034 shares of its common stock, representing approximately 90% of its issued and outstanding capital stock.  The Initial Share Exchange resulted in a change in control of the Company, and the holders of the Company’s outstanding common stock immediately before the Initial Share Exchange experienced significan t dilution from such event.  In addition, HCG became a wholly owned subsidiary of the Company as part of the First Tranche Closing.

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

Recent Developments

We were granted a ninety day option under the Share Exchange Agreement to conduct due diligence with respect to the Medical Products and their commercialization and we could either pay the remaining sums due to Infrared Sciences under its license agreement and continue the Medical Products business or transfer all rights under the license agreement back to Infrared Sciences.  As of the date of the consummation of the Share Exchange we had no customers for our Medical Products and we ceased our prior marketing and development activities of our Medical Products pending our determination of whether or not to exercise the option and continue to license such technology.

During the Company’s 90-day option to retain the Medical Products, to gain a better understanding of the Medical Products business, the Company’s management  read various materials related to the Medical Products business supplied by prior management and others, inquired as to potential development costs and product benefits by discussing the Medical Products with prior management and others that could provide insight into the efficacy, development and commercialization of similar products and provide advice regarding the expected time and cost involved in making the Medical Products  business profitable for the Company. At the end of the ninety-day period, management concluded that the length of time and amount of funds required to commercialize the Medical Products was uncertain, and that the effort may involve significantly more time and costs in research and development.  Company management could not reasonably predict when, if ever, the Medical Products could begin to generate revenue and become commercially viable.  As a result, the Company decided not to retain the Medical Products business, which will be transferred, as prescribed in the Share Exchange Agreement, to Infrared Sciences, a company controlled by the Company’s former CEO, and the Company will no longer be engaged in the Medical Products business.  However, in order to maintain consistency with the earlier filings of this Quarterly report on Form 10-Q, we have retained certain descriptive information regarding the Medical Products business in this Amendment 2 to this Quarterly Report on Form 10-Q.

The Company has incurred operating losses in its Medical Products Business since inception.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decision to discontinue pursuing commercialization of the Medical Products.

The Company had been involved in the commercialization of two products with medical applications.  The Company obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan and acquired rights to certain trademarks and/or service marks surrounding the BreastScan system.  The Company also held a patent from the United States Patent and Trademark Office which was granted on November 28, 2006, entitled the “Maneuverable-Coiled Guidewire” (United States Patent No. 7,141,024). The invention is characterized by a maneuverable-coiled slender, flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to insertion into arteries.

In 2011, the Company successfully created a working prototype of its maneuverable-coiled guidewire and was pursuing a plan to commercialize the product; and, in 2012 the Company contracted outside sales personnel to promote interest for this product and other intellectual property.  Some of the more specific activities that the Company had engaged in to further its commercialization efforts included:

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

•              In the second and third quarters of 2012, the Company continued to test manufacturing techniques to improve the guidewire yield.  The Company executed new purchase orders to continue the prototype development with the goal of fabricating a small sample lot for distribution to prospective interested parties and doctors.  This included a new laser cut tip that was to be made out of stainless steel, and attached to the wire wound coil body.  This was an experiment to help improve production yield, and to help develop production processes.  This “know-how” information could be licensed to prospective guidewire manufacturers along with the guidewire patent.

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

Total Operating Expenses

During the nine months ended September 30, 2012, and 2011, total operating expenses were $ 839,058 and $ 637,065 , respectively. The general and administrative expenses were primarily the result of consulting fees and legal and professional fees associated with fulfilling our reporting requirements with the Commission and in connection with the Share Exchange Agreement and the transactions contemplated thereby. We recognized an estimated $150,000 accrued expense in 2012 related to accounting and legal costs associated with the reverse merger transaction.

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

Total Compensation Costs

HCG’s other major category of expense is compensation to its employees and commissions to its sales representatives for generating or selling advertisements , along with all related payroll taxes .  For the quarter ended September 30, 2012, HCG’s total compensation costs were $ 103,474 , compared to $ 91,738 for the same quarter in 2011, reflecting increased commissions paid for increased advertising revenue over the period.

For the nine-month period ended September 30, 2012, HCG’s total compensation costs were $ 308,827 , a 17.3 % increase compared to $ 263,291 for the same nine-month period in 2011, reflecting increases in commissions paid for increased advertising revenue over the period.

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

HCG’s Pretax Margins

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

Intangibles

At September 30, 2012, HCG had no intangible assets.

Taxes

HCG pays payroll and unemployment taxes in accordance with state and federal laws.  Prior to being acquired by the Company, HCG’s shareholder filed an election permitting HCG to be taxed under Subchapter S of the U.S. Internal Revenue Code, whereby all taxable income passes through to the shareholder and is taxed at the shareholder’s ordinary tax rate.  Accordingly, HCG has recorded no income tax expense in any past reporting periods.  Based on the Company’s pro forma combined financial results for September 30, 2012, no income tax expense is being recorded for HCG at this time.  HCG’s payroll and unemployment taxes were $6,725 and $22,239 for the three-month and nine-month periods, respectively, ended September 30, 2012 and are included in Total Compensation Costs .

Balance Sheet Data

As a result of HCG’s consistent operations, HCG has not experienced any significant fluctuation in major asset and liability categories on its balance sheet since December 31, 2011.

Accounts Receivable

HCG’s accounts receivable is the largest category of assets of HCG and were $ 109,882 at September 30, 2012, net of allowance for doubtful accounts, compared to $ 95,553 at September 30, 2011.  HCG does not have any one customer that accounts for more than 10% of HCG’s receivables.  HCG’s accounts receivable fluctuate generally based on seasonal demand for advertising and creative services.

Accounts Payable

HCG’s accounts payable were $60,714 at September 30, 2012, compared to $ 58,377 at September 30, 2011.  HCG’s largest expense is for printing services and HCG’s accounts payable fluctuates generally based on the number of pages printed in each month’s issue, the number of copies produced, and the corresponding charges from HCG’s third-party printer.

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

Net profit/ loss

During the nine months ended September 30, 2012, our net loss was $ 2,613,596, which includes a goodwill impairment charge of $2,488,708, while we made a pretax profit of $6,897 for the nine months ended September 30, 2011.

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

Medical Products Business

On December 24, 2012, the Company’s 90-day option to retain the Medical Products expired, and the Company took no action to retain the Medical Products.  Company management made the determination that the amount of additional time and costs necessary to commercialize the Medical Products was uncertain, and Company management could not reasonably predict when, if ever, the Medical Products could begin to generate revenue and become commercially viable.  As a result, the Medical Products will be transferred to Infrared Sciences and the Company will no longer be engaged in the Medical Products business.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on that evaluation, management concluded that our disclosure controls and procedures as of September 30, 2012 were not effective.

 We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. The evaluation was performed with the participation of senior management .  In November, it was concluded that our previously issued consolidated financial statements for the three and nine months ended September 30, 2012 could no longer be relied upon due to a change in the accounting treatment of the completed share exchange (the “Exchange”) contemplated by the Share Exchange Agreement, dated August 24, 2012, by and among the Company, Happenings Communications Group, Inc., and Rochon Capital Partners, Ltd.. Accordingly, the financial statements were restated. Based upon our consideration and assessment of the error and the related accounting analyses, we also identified material weaknesses in internal control over financial reporting for such periods.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosures.

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2012:

In our process of assessing the appropriate accounting treatment for the accounting of the Exchange and particularly the accounting for goodwill, we did not maintain a sufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the complexity of the Company’s transaction.  The material weaknesses described above resulted in a misstatement in our interim consolidated financial statements. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting other than the change in the maintenance and supervision of our internal controls over financial reporting which are now being maintained by persons affiliated with Rochon Capital, our principal shareholder.  In addition, we have since retained a Chief Financial Officer to remediate the weakness.

Plans for Remediation of Material Weaknesses — We have added resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2012.

As previously stated subsequent to September 30, 2012, we segregated the position of Chief Executive Officer and Chief Financial Officer and appointed a Chief Financial Officer to help address the material weaknesses described above.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including employing any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

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

Item 2. Unregistered Sales of Equity Securities.

As of the date of the First Tranche Closing, we issued 438,086,034 shares of our restricted common stock to Rochon Capital in connection with the Initial Share Exchange .

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

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350. *
32.2	Certification pursuant to 18 U.S.C. Section 1350. *
101.INS	Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document. (incorporated by reference to Exhibit 101.SCH of our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2012).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2012).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2012)..
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2012).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2012).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Computer Vision Systems Laboratories, Corp.

Dated: December 28, 2012	By:	/s/ Kelly L. Kittrell
Kelly L. Kittrell
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
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

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350. *
32.2	Certification pursuant to 18 U.S.C. Section 1350. *
101.INS	Instance Document.*#
101.SCH	XBRL Taxonomy Extension Schema Document.*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*#

* Filed herewith.

# Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is not deemed filed or part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.