Form 10-K
period 2012-12-31
Computer Vision Systems Laboratories Corp.
filed 2013-03-29
CIK 1403085

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 00-52818

COMPUTER VISION SYSTEMS LABORATORIES, CORP.
(Exact name of Registrant as specified in its charter)

Florida (State of Incorporation)	45-4561241 (I.R.S. Employer Identification No.)

2400 North Dallas Parkway, Suite 230
Plano, Texas 75093
(Address of principal executive offices)

(972) 398-7120
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $5,158,261 based on $0.105, the price at which the registrant's common stock was last sold as of that date.

         The number of shares of the registrant's common stock issued and outstanding as of March 28, 2013 was 487,712,326 shares.

         Documents incorporated by reference: None

PART I

Item 1.    BUSINESS.

        As used in this Annual Report on Form 10-K (this "Report" or this "Annual Report"), references to the "Company," the "Registrant," "we," "our," "us," or "Computer Vision" refer to Computer Vision System Laboratories, Corp., unless the context otherwise indicates.

BUSINESS

Corporate Overview and Current Plans

        Through our wholly-owned subsidiary, Happenings Communications Group, Inc., a Texas corporation ("HCG"), we operate in the publishing and advertising industry. Prior to March 18, 2013, our primary business was publishing a monthly magazine, Happenings Magazine, which was first published in 1969. However, with our recent acquisition of a controlling interest in The Longaberger Company ("TLC") discussed below, we have begun to shift our focus to the direct-selling business. To date, all of our revenue has been derived from HCG's operations. HCG distributes free copies of Happenings Magazine to over 100,000 readers per month in locations around Scranton, Pennsylvania. HCG has a limited number of print subscribers to the print version of Happenings Magazine. Print and digital editions of Happenings Magazine reference events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides advertising agency and creative services to third parties.

        On September 25, 2012, we completed an initial share exchange (the "Initial Share Exchange") under the Share Exchange Agreement (the "Share Exchange Agreement") that we entered into with HCG and Rochon Capital Partners, Ltd., a Texas limited partnership ("Rochon Capital"), which resulted in our change in control and HCG becoming our wholly owned subsidiary.

        Prior to our acquisition of HCG, our business plan was to develop and commercialize the Sentinel BreastScan System and develop a medical device application utilizing our then patent pertaining to a maneuverable coiled guidewire (collectively, the "Medical Products" and the business regarding the Medical Products being the "Medical Product Business"). Since September 25, 2012 until recently, our primary focus shifted to that of the publishing and advertising industry while we evaluated the Medical Products Business. On December 24, 2012 we ceased operations of our Medical Products Business. Since our acquisition of a controlling interest in TLC, we have been focused on the development of our publishing and advertising business as well as the direct-selling business.

        Since September 2012, a significant amount of management's time and efforts have been focused on our plan to pursue acquisitions of other unaffiliated entities, in particular TLC, that are primarily direct-selling companies, and potentially companies engaging in businesses related to direct-selling, in which we expect shares of our common stock ("Common Stock") will be exchanged for all, or a portion of, the outstanding equity of such entities, or other consideration will be provided by us to permit our acquisition of such entities. These transactions additionally may involve obtaining significant debt financing. We expect to continue spending a significant amount of time and effort focused on additional acquisitions.

        In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes, generally in the range of $100 million or more in annual revenue. We do not plan to limit our acquisition opportunities to companies of this size, however, and expect to periodically evaluate smaller companies in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. We generally plan to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties and can, in our opinion, be strengthened by improved strategic and tactical guidance. We generally will focus on companies that have product lines for the home, for health and wellness, and for beauty.

        HCG has, in the past, provided marketing and creative services to direct-selling companies, among its numerous other customers. Direct-selling companies often need such services in creating brochures, sales materials, websites and other communications with their independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable "in-house" resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

        We are a Florida corporation originally formed in the State of Delaware on April 26, 2007. We converted into a Florida corporation on June 15, 2011.

Recent Developments

        On March 18, 2013, we consummated the acquisition of a controlling interest in TLC, a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, tabletop, wrought iron and other home décor products, through a nationwide network of independent sales representatives.

        We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which Class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in us acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000 (the "Convertible Note"), and, to TLC, we issued a ten year, $4,000,000 unsecured promissory note, dated March 14, 2013, payable in monthly installments. Under the Convertible Note, within 15 days of the date that shares of our Common Stock sufficient to effect the full conversion of the Convertible Note become available for issuance by us, the outstanding principal under the Convertible Note and all accrued interest thereon mandatorily will be converted into shares of our Common Stock, at a price of $0.20 per share (the "Conversion Shares"), subject to a cap on the number of such Conversion Shares of 32,500,000. Upon our issuance of the Conversion Shares pursuant to the Convertible Note, the Trust is required to be made a party to the Registration Rights Agreement, dated September 25, 2012, between us and Rochon Capital. The Trust also agreed to execute a lock-up agreement, which prohibits, without our consent, any sale or transfer of the Conversion Shares for a one-year period. The lock-up agreement restricts, during a five-year period following the expiration of such one-year period, the number of Conversion Shares that the Trust may sell during each month of the five-year period, subject to certain conditions and exceptions.

        The Trust also entered into a voting agreement (and irrevocable proxy) under which the Trust granted Rochon Capital the right to vote, for five years, the Conversion Shares and any additional shares of our common stock acquired by the Trust or its affiliates during such period.

        On March 18, 2013, we entered into an employment agreement with Tamala L. Longaberger, one of our current directors, with a ten-year term, in respect of her ongoing employment as Chief Executive Officer of TLC.

Publishing and Advertising

Overview of HCG

        HCG is a corporation formed in the State of Texas in March 1996 under the name "JPR Publications Corp." In January 2000, HCG's name was changed to "Happenings Communications Group, Inc." HCG's principal office is located at 115 North State Street, Clark's Summit, Pennsylvania.

        HCG acquired Happenings Magazine and related assets in 1996. HCG expanded the print version of Happenings Magazine to include its current digital version. HCG does not have any subsidiaries, joint ventures or partnerships with third parties.

        At the consummation of the Initial Share Exchange, HCG became a wholly-owned subsidiary of the Company.

        Prior to March 18, 2013, HCG's business was the sole revenue-producing business in which we were engaged.

Business

        HCG operates in the publishing and advertising industry; its primary business is publishing a monthly magazine, Happenings Magazine, which was first published in 1969. HCG also provides advertising agency and creative services to the general public.

        HCG distributes its magazine monthly, at no cost to readers, at over 800 locations in the northeastern Pennsylvania area. HCG prints over 30,000 copies of Happenings Magazine each month. HCG believes that, because of multiple readership of the magazine, the magazine is reviewed by over 100,000 readers per month. HCG also maintains a digital companion to the print version of Happenings Magazine at HCG's website. Online readers can subscribe to the digital version of the magazine for free or view the magazine at HCG's website. HCG's employees support the magazine online via Facebook, Twitter and YouTube. HCG expends nominal funds for marketing and publicizing the print version of Happenings Magazine and its digital companion.

        HCG publishes Happenings Magazine on the first day of each month. The primary content of both print and digital editions of Happenings Magazine is with respect to the northeastern Pennsylvania area, and includes: descriptions of arts, sports and entertainment events and attractions; descriptions of travel, food and hospitality offerings; profiles about local people; descriptions of charity events and volunteer opportunities; home and garden articles; and features concerning education, health and medicine, law and business. Its circulation includes the communities of Wilkes-Barre and Scranton and the nearby Pocono Mountain resort region. The print version of Happenings Magazine generally is between 135-175 pages in length, is printed in full color on glossy 10.5" × 7.25" paper and is bound.

        The advertising and creative services provided by HCG include marketing strategy development, video production, digital marketing, website design and social media. Additional advertising agency services focus on print and include the design and production of newsletters, guidebooks, brochures and directories. HCG's art director and staff also assist clients by creating and designing marketing presentations, corporate logos and providing other design services.

        HCG generates 85% to 90% of its revenue from the sales of advertising in Happenings Magazine. HCG generates its remaining revenue from creative services and special publications. For the twelve months ended December 31, 2012, HCG generated $930,073 in total revenue. In calendar year 2011, HCG generated $876,238 in total revenue.

Advertiser and Client Relationships

        Happenings Magazine's advertisers span a broad range of industries, including the retail, entertainment, hospitality, medical, education and legal industries. HCG is not dependent on any one industry as a source of its advertising clientele. The March 2013 edition of Happenings Magazine had 112 individual advertisers, most of which are local to northeastern Pennsylvania. Examples of HCG's advertising clientele include the University of Scranton, Fidelity Bank, The Mall at Steamtown, Marshall, Parker & Weber, LLC law firm and the Radisson Hotel in Scranton.

        HCG generally enters into written agreements with its advertisers pursuant to which HCG agrees to place advertising for the client in the digital and/or print versions of Happenings Magazine. The terms of the agreements with HCG's advertisers are negotiated on a contract-by-contract basis. HCG gives its advertising clients incentives to enter into multiple placement agreements and are encouraged to place larger ads. HCG has no one advertising client that accounts for over 10% of its revenue from the sales of advertising in Happenings Magazine.

        HCG's creative services clients include Endless Mountains Visitors Bureau, Susquehanna County Tourism Committee and the Scranton Chamber of Commerce. Since 2010, HCG has annually published the Scranton Chamber of Commerce Directory (the "Directory"). HCG sells advertising to third parties for placement in the Directory, and pays the Scranton Chamber of Commerce a negotiated fee for the opportunity to publish the Directory.

Distribution System

        HCG's distribution system for the printed version of Happenings Magazine consists of placing copies of the magazine in local businesses, newspaper stands, hotels, restaurants, entertainment venues and other locations generally within northeastern Pennsylvania.

Vendors

        HCG uses outside vendors for its printing needs, and the largest individual cost incurred by HCG is for printing services. HCG generally enters into contracts with these vendors on a month-to-month basis. HCG does not have any long-term vendor contracts. Although HCG depends on outside printers to print Happenings Magazine and deliver it on time for distribution and mailing, HCG's management believes there are numerous contract printing providers that can supply the monthly magazine with its current monthly number of copies and provide the other printing services required by HCG.

Board of Directors and Management

        John P. Rochon and Paula Mackarey constitute the Board of Directors of HCG. Mr. Rochon serves as Chairman of HCG's Board of Directors. Paula Mackarey is HCG's President and Publisher and oversees the day to day operations of HCG.

        Ms. Mackarey began working in the publishing industry in 1994. She has been the President and Publisher at HCG since inception. She graduated from Marywood University with a Bachelor of Arts in Communication Arts. She is the Chairman of the Board of the Greater Scranton Chamber of Commerce, and is also involved with the Workforce Investment Board, the Hospitality Sales and Marketing Association International (Past President), and is a past board member of United Cerebral Palsy of Northeast Pennsylvania. In 2006, she was named by Governor Ed Rendell as one of Pennsylvania's Best 50 Women in Business.

        Ms. Mackarey is the sister of Mr. Rochon.

Line of Credit

        HCG has a $25,000 revolving line of credit with Pennstar Bank, a division of NBT Bank, NA, which renews on May 31 of each year unless either party terminates the line of credit. This line is collateralized by all of HCG's assets. At December 31, 2012, the outstanding balance on HCG's line of credit was $22,653. HCG's loan documents with Pennstar Bank require that the line of credit be paid down to a zero balance for a short period of time each year.

Trademarks and Patents

        HCG has not registered any trademarks or service marks. It uses the trade name "Happenings Magazine" for its magazine. HCG believes that the name of the magazine is widely recognized throughout the northeastern Pennsylvania area. HCG is not aware of any actions against it as to the use of such name and has not received any notice or claim of infringement in respect of such name.

        HCG has no patents and has not filed any patent applications.

Governmental Regulation

        HCG's business is not subject to any specific government regulations.

Environmental Matters

        HCG's operations are not subject to any claimed violation of applicable environmental laws.

Industry Overview/ Competition

        Publishing is a highly competitive business. HCG's magazine and related publishing products and services compete with other mass media, including the Internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results and sales team effectiveness. Competition for readers is based principally on editorial content, marketing skills, price and customer services.

Employees

        As of March 15, 2013, we had three part-time employees and HCG employed five full-time employees and four part-time employees. HCG's employees include the publisher, a managing editor, an associate editor and an office manager.

        HCG's management and four account representatives maintain contact with area businesses, educational institutions, hotels and resorts, entertainment venues, hospitals, medical practices and the like to sell ads in each monthly publication. The editorial staff is responsible for the content of Happenings Magazine.

        HCG believes its relations with its employees are good.

The Direct-Selling Business

        We entered into the direct-selling business with our acquisition of a majority interest in TLC, an Ohio corporation, formed in 1973. Its principal office is located at 1500 East Main Street, Newark, Ohio 43055. As of March 18, 2013, TLC became a majority-owned subsidiary of ours. TLC has approximately 400 employees.

Business

        TLC has operated in the direct-selling industry for approximately 40 years. TLC is the maker of handcrafted wooden baskets as well as a seller of a wide range of home and lifestyle merchandise, such as pottery, tabletop and kitchen items, wrought iron and other home décor products. In 2012, TLC launched an exclusive line of ceramic cookware products under the brand Flameware™. The merchandise is marketed through a sales force of thousands of independent sales representatives throughout the United States.

        TLC's in-house design team creates the merchandise and develops its marketing and sales materials. TLC's headquarters is located in Newark, Ohio and it has manufacturing and distribution facilities located nearby. TLC owns land and a manufacturing/distribution campus which has been designated as East Central Ohio Business Park and is available for sale or lease. TLC serves its sales field with sales and marketing support, internet technology back office tools, online and print catalogs and several showrooms in various states, which offer merchandise and serve as sales force support centers.

Management

        TLC was founded in 1973 by entrepreneur Dave Longaberger. His daughter, Tamala L. Longaberger, who serves as one of our directors, became president and CEO after his death in 1999. Ms. Longaberger is the inspirational leader of the company and she travels extensively, appearing at events with sales field members and customers. TLC's charity, Horizon of Hope, has raised millions of dollars for breast cancer research.

Governmental Regulation

        The direct-selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-selling activities in foreign markets. Laws specifically applicable to direct-selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as "pyramid" or "chain sales" scheme laws. These "anti-pyramid" laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria.

        A direct-selling company is also subject to the adoption, interpretation and enforcement by governmental agencies in the United States of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, advertising laws, franchise and business opportunity laws and laws addressing federal, state and local taxes, which may require adjustment of such company's operations and systems in certain markets.

Industry Overview/ Competition

        The business of direct-selling is highly competitive. Not only does TLC compete for customers but TLC also competes for sales representatives. TLC faces competition from competing products, as well as from products sold to customers by other direct-selling companies and through the Internet, and products sold through the mass market and traditional retail channels.

        Many of these competitors may have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than TLC.

Discontinued Operations—The Medical Device Business

The Option

        Pursuant to the Share Exchange Agreement, we were granted a ninety day option to conduct due diligence with respect to the Medical Products and their commercialization and we could either pay the remaining sums due to Infrared Sciences under its license agreement and continue the Medical Products Business or transfer all rights under the license agreement back to Infrared Sciences. On December 24, 2012, the 90-day option to retain the Medical Products expired, and we took no action to retain the Medical Products. Our management made the determination that the amount of additional time and costs necessary to commercialize the Medical Products was uncertain, and our management could not reasonably predict when, if ever, the Medical Products could begin to generate revenue and become commercially viable. As a result, the Medical Products were transferred to Infrared Sciences and we will no longer be engaged in the Medical Products business.

        During the year ended December 31, 2011 and until the Initial Share Exchange our sole business was that of developing and commercializing our Medical Products.

        We had incurred operating losses in the Medical Products Business since inception. We had been involved in the commercialization of two products with medical applications. We had obtained an exclusive ten-year worldwide license to use, develop, modify and commercialize certain non-patented technology, equipment and other property known as the Sentinel BreastScan and acquired rights to certain trademarks and/or service marks surrounding the BreastScan system. We also held a patent from the United States Patent and Trademark Office which was granted on November 28, 2006, entitled the "Maneuverable-Coiled Guidewire" (United States Patent No. 7,141,024). The invention is characterized by a maneuverable-coiled slender, flexible metal wire with a very soft tip (usually made of a coil) that can be bent prior to insertion into arteries.

        In 2011, we successfully created a working prototype of the maneuverable-coiled guidewire and were pursuing a plan to commercialize the product; and, in 2012 we contracted with outside sales personnel to promote interest for this product and other intellectual property. Some of the more specific activities that we had engaged in to further its commercialization efforts included:

  •
  Fabrication of a new lot of first generation guidewires in January 2012, and fabrication of a second generation guidewire.

  •
  After fabrication of the guidewire, we selected trademark names and applied for trademark protection with the United States Patent and Trademark Office. In January 2012, we consulted with a neurosurgeon on the design /utility of the guidewire which resulted in the filing of two additional patents for the design.

  •
  We conducted a marketing campaign in January 2012, when we hired a marketing representative to solicit interest in the guidewire from various manufacturers. We marketed our product to in excess of a dozen companies that expressed an interest in the product.

  •
  In February 2012, we filed a provisional patent application, which was assigned application number 61/599,064. In March 2012, we filed a second provisional patent application, which was assigned application number 61/616,528. Both applications covered improved and alternative techniques for the guidewire tip activation, a hand held torquing device, and remedies for shortcomings in our main guidewire patent.

  •
  We entered into agreements with potential manufacturers and retained a company to manufacture the guidewire tip. In July 2012, additional prototypes were produced.

        In the second and third quarters of 2012, we continued to test manufacturing techniques to improve the guidewire yield. We executed new purchase orders to continue the prototype development with the goal of fabricating a small sample lot for distribution to prospective interested parties and doctors. This included a new laser cut tip that was to be made out of stainless steel, and attached to the wire wound coil body. This was an experiment to help improve production yield, and to help develop production processes. This "know-how" information could be licensed to prospective guidewire manufacturers along with the guidewire patent.

Item 1A.    Risk Factors

        Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the information contained in this Annual Report, particularly the risks described below, as well as in our financial statements and accompanying notes and in our other periodic filings with the Securities and Exchange Commission (the "SEC" or the "Commission"). Our prospects, business activities, cash flow, financial condition, results of operations and stock price could be materially and adversely affected by any of these risks. The market price of our Common Stock may decrease due to any of these risks or other factors, and you may lose all or part of your investment. The risks described below are those that we currently believe may materially affect us.

General Risks

        The following risks are associated generally with our business and our ownership, control, management and other matters.

We depend heavily on John P. Rochon, and we may be unable to replace Mr. Rochon if we lose his services.

        We are dependent upon Mr. Rochon, our Chief Executive Officer and Chairman of our Board of Directors. The loss or unavailability of Mr. Rochon could have a material adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.

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

Each of our subsidiaries is dependent on key personnel.

        HCG is dependent on several employees, especially Paula Mackarey, who is the Publisher and President of Happenings Magazine and manages the day-to-day operations of the business. HCG is dependent on Ms. Mackarey's knowledge of the business and her relationships with business and community leaders who advertise in Happenings Magazine. The loss or unavailability of Ms. Mackarey could have a material adverse effect on HCG's prospects, business activities, cash flow, financial condition and results of operations.

        TLC is dependent on several key employees, especially Tamala Longaberger, who is the Chief Executive Officer of TLC. TLC is dependent on her knowledge of the business and her relationships with the independent sales associates at TLC, as well as business and community leaders. The loss or unavailability of Ms. Longaberger could have a material adverse impact on TLC's prospects, business activities, cash flow, financial condition and results of operations.

        There can be no assurance that HCG or TLC will be successful in attracting and retaining additional personnel. The loss of the services of Ms. Mackarey or Ms. Longaberger, or the failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on both HCG's and TLC's prospects, business activities, cash flow, financial condition and results of operations, and any material adverse effect on our subsidiaries could have a material adverse effect on us or our stock price.

A majority of our directors are not "independent" and several of our directors and officers have other business interests.

        A majority of our directors are not "independent" under any independence standard available to us. This lack of "independence" may interfere with our directors' judgment in carrying out their responsibilities as directors. We currently are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of our directors to be independent. However, for the determinations of independence we use the definition of independence applied by NASDAQ.

        Several of our directors have other business interests, including Mr. Rochon who controls Richmont Holdings, Inc. ("Richmont Holdings"), a private investment and business management company. Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon, as do several of our other directors, serves on the board of directors of several companies and, as a result of his business experience, may be asked to serve on the boards of other companies. We may compete with these other business interests for such director's time and efforts. We have not adopted a policy for resolving such conflicts of interests.

The beneficial ownership of a significant percentage of our Common Stock gives John Rochon effective control of us, and limits the influence of other shareholders on important policy and management issues.

        Mr. Rochon, as our Chief Executive Officer and Chairman of our Board of Directors, and through his control of Rochon Capital, the holder of approximately 70% of our outstanding Common Stock, controls the Company and important matters relating to us. As a result of his positions and his control of our Common Stock, Mr. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy and our day-to-day operations. In addition, Mr. Rochon's ownership of our Common Stock and control of the Company could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our Common Stock. There can be no assurance that conflicts of interest will not arise with respect to Mr. Rochon's ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

There currently is no liquid trading market for our Common Stock and we cannot assure investors that one will ever develop or be sustained.

        To date there has been a limited trading market for our Common Stock. We cannot predict how liquid the market for our Common Stock may become. Our Common Stock trades on the OTC Markets OTCQB. In the future, we may apply for listing of our Common Stock on the NYSE MKT, The Nasdaq Stock Market or another national securities exchange, if we can satisfy the initial listing standards for such exchanges and believe such a listing would be beneficial to us and our shareholders. We currently do not satisfy the initial listing standards of any such exchange, and we cannot assure investors that we will be able to satisfy such listing standards, or that our Common Stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or if our Common Stock is otherwise rejected for listing and remains listed on the OTC Markets OTCQB, the trading price of our Common Stock could be subject to increased volatility and the trading market for our Common Stock may be less liquid.

        For companies whose securities are traded in the OTC Markets OTCQB, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies) and to obtain needed capital.

Our Common Stock currently is deemed a "penny stock," which makes it more difficult for our investors to sell their shares.

        Our Common Stock is subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have a tangible net worth of at least $5,000,000 (or at least $2,000,000 if the company has been operating for three or more years).

        These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

        In general, under Rule 144 ("Rule 144"), as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), persons holding restricted securities in an SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. Whenever a substantial number of shares of our Common Stock become available for resale under Rule 144, the market price for our Common Stock will likely be impacted.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

        In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in certain industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Our Common Stock has experienced substantial price volatility in the past. This may be a result of, among other things, variations in our results of operations and announcements by us and our competitors, as well as general economic conditions, and our stock price may continue to experience substantial volatility. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

We may, in the future, issue additional securities, which would reduce investors' ownership percentage in our outstanding securities and may dilute our share value.

        If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Common Stock. The issuance of shares of our Common Stock upon the exercise of options to purchase our securities, which we may grant in the future, may result in dilution to our shareholders. Our Articles of Incorporation currently authorize us to issue 490,000,000 shares of Common Stock. We have agreed to issue to Rochon Capital an additional 504,813,514 shares of our Common Stock. In order to effectuate such issuance, we have agreed to file an amendment to our certificate of incorporation to increase the number of authorized shares of our Common Stock to five billion (5,000,000,000). Following the issuance of the stock the number of outstanding shares of our Common Stock will increase to approximately one billion, with approximately four billion shares of our Common Stock available for issuance. We have issued two Convertible Notes which may be converted into as many as 96,500,000 shares of our Common Stock. If the Company issues shares of our Common Stock to satisfy either or both of these Convertible Notes, substantial dilution may result. The future issuance of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our Common Stock. Additionally, we are authorized to issue 10,000,000 shares of blank check preferred stock. No shares of our preferred stock are outstanding. Our Board of Directors may designate at its discretion the rights, terms and preferences, including conversion and voting preferences, of our preferred stock without notice to our shareholders.

Complying with federal securities laws as a publicly traded company is expensive. Any deficiencies in our financial reporting or internal controls could adversely affect our financial condition, ability to issue our shares in acquisitions and the trading price of our Common Stock.

        We file periodic reports containing our financial statements within the time periods following the completion of our quarterly and annual periods. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to timely file our periodic reports with the SEC could harm our reputation and reduce the trading price of our Common Stock and cause sanctions or other actions to be taken by the SEC. Such failure to file our periodic reports with the SEC could cause additional harm, such as a default under an indenture or loan covenant that we may enter into from time to time, or reputational damage. We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws.

        We may identify deficiencies which would have to be remediated to satisfy the SEC's rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our Common Stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or in our internal control over financial reporting, it may negatively impact our business activities, cash flow, financial condition, results of operations and stock price.

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

        Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine its rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by our shareholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our Common Stock may be negatively affected. If we were to issue shares of preferred stock, a change in control of our Company could be delayed, deferred or prevented.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our Common Stock.

        We will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our Common Stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. Although we believe these charges would be non-cash in nature and would not affect the Company's operations or cash flow, these charges would adversely affect shareholders' equity and reported results of operations in the period charged.

Risks Associated With Possible Acquisitions and Other Strategic Transactions

If we cannot successfully implement our acquisitions strategy, it could have a material adverse effect on our operating results and stock price.

        Our current primary growth strategy is the acquisition of, or entering into strategic transactions involving direct-selling companies, and potentially companies engaged in businesses related to direct-selling. We will review acquisition prospects that meet our strategic goals of investing in these companies that increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities. Our failure to successfully complete the integration of any acquired business could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions or strategic transactions on acceptable terms. We are evaluating acquisition opportunities available to us that fit our acquisition strategy. We anticipate pursuing one or more of these opportunities, we may pursue one or more of these opportunities simultaneously and we may pursue one or more of these opportunities in the very near future. Acquisitions and other strategic transactions involve many risks, including:

  •
  the difficulty of integrating acquired operations and personnel with our existing operations and personnel;

  •
  the difficulty of developing and marketing new products and services;

  •
  the diversion of our management's attention as a result of evaluating, negotiating and integrating acquisitions;

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

Risks Associated With TLC and Direct-Selling Companies Generally

        The following factors describe generally the risks associated with the business of direct-selling companies, including TLC and those which we intend to acquire or with which we intend to enter into strategic transactions.

TLC experiences a high level of competition in the direct-selling industry for representatives.

        In the direct-selling industry, sales are made to the ultimate consumer principally through independent representatives referred to by many different names—distributors, associates and team members are examples; we use the term "representatives" to cover all such persons. Generally, as is the case with TLC, there is a high rate of turnover among a direct-selling company's representatives.

        Because the direct-selling industry generally is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete for a direct-selling company's representatives. The fact that representatives can easily enter and exit direct-

selling programs contributes to the level of competition that direct-selling companies face to retain representatives. A representative can generally enter or exit a direct-selling company with relative ease at any time without facing a significant investment or loss of capital because of the low upfront financial cost to become a direct-seller and the lack of any requirement to work a specified number of hours or have special training. TLC's ability to remain competitive and maintain and expand its business depends, in significant part, on its success in recruiting, retaining, and incentivizing representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct-selling model. We cannot ensure that the strategies for soliciting and retaining the representatives of TLC or any direct-selling company we acquire will be successful, and if they are not, our prospects, business activities, cash flow, financial condition, results of operations and stock price could be harmed.

TLC generally conducts business in one channel.

        The business of TLC generally is conducted in one channel. Products and services of direct-selling companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence, all of which are beyond TLC's control. TLC may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

        Consumer purchasing habits, including reducing purchases of a direct-selling company's products, or reducing purchases from representatives or buying products in channels other than direct-selling, such as retail, could reduce a direct-selling company's sales, impact its ability to execute its business strategy or have a material adverse effect on its prospects, business activities, cash flow, financial condition, and results of operations. If any government bans or severely restricts TLC's model, its prospects, business activities, cash flow, financial condition and results of operations may be materially adversely affected.

TLC's success depends, in part, on its key personnel.

        TLC's success, as is the case with other direct-selling companies depends, in part, on its ability to identify, hire, train and retain highly qualified personnel, including representatives. In some cases, direct-selling companies compete to attract and retain these individuals, particularly representatives. TLC may not be able to attract, assimilate or retain qualified personnel, which could adversely affect its prospects, business activities, cash flow, financial condition and results of operations.

An increase in the amount of commissions and incentives paid to representatives could adversely impact TLC's profitability.

        The payment of commissions and incentives to representatives, including bonuses and prizes, is a significant expense for TLC. Furthermore, a decrease in, or insufficiency of, commissions and incentives may make it difficult for TLC to attract and retain representatives or cause it to lose some of its existing representatives.

TLC generally cannot exert the same level of influence or control over its representatives as it can over its employees.

        Because TLC generally engages representatives to conduct its sales, it is not in a position to directly provide the same direction, motivation and oversight as a company would if its representatives were employees. As a result, there can be no assurance that TLC's representatives will participate in its marketing strategies or plans, accept its introduction of new products, or comply with its representative policies and procedures, as applicable.

TLC and other direct-selling companies are subject to numerous laws.

        The direct-selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-selling activities in foreign markets. Laws specifically applicable to direct-selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as "pyramid" or "chain sales" scheme laws. These "anti-pyramid" laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct-selling programs do not include "bright line" rules, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. TLC is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct-selling company we acquire in the future, as well as TLC, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. The implementation of such regulations may be influenced by public attention directed toward a direct-selling company, its products or its direct-selling program, such that extensive adverse publicity could result in increased regulatory scrutiny.

        TLC is also subject to the adoption, interpretation and enforcement by governmental agencies in the United States of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, advertising laws, franchise and business opportunity laws and laws addressing federal, state and local taxes, which may require adjustment of such company's operations and systems in certain markets.

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

The failure of the TLC's representatives to comply with laws, regulations and court decisions creates potential exposure for regulatory action or lawsuits against us.

        Because the representatives that market and sell TLC's products and services are independent contractors, and not employees, TLC has limited control over their actions. In the United States, the direct-selling industry and regulatory authorities have generally relied on the implementation of a company's rules and policies governing its direct-sellers, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct-selling plans and unlawful pyramid schemes, to compel compliance with applicable laws. Direct-selling companies maintain formal compliance measures to identify specific complaints against their representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives TLC has, it is not feasible for TLC to monitor the representatives' day-to-day business activities. TLC must maintain the "independent contractor" status of its representatives and, therefore, has limited control over their business activities. As a result, TLC cannot insure that its representatives will comply with all applicable rules and regulations, domestically or globally.

        Violations by TLC's representatives of applicable law or of the direct-selling company's policies and procedures in dealing with customers could reflect negatively on a direct-selling company's prospects, business activities, cash flow, financial condition and results of operations, including its business reputation, and subject it to fines and penalties. In addition, it is possible that a court could hold a direct-selling company civilly or criminally accountable based on vicarious liability because of the actions of its representatives.

Adverse publicity associated with TLC's products, ingredients or network marketing program, or those of similar companies could harm its prospects, business activities, cash flow, financial condition and results of operations.

        The number of TLC's representatives and the results of its operations may be affected significantly by the public's perception of TLC and similar companies. This perception is dependent upon opinions concerning:

  •
  the safety and quality of the products, components and ingredients, as applicable;

  •
  the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies' representatives;

  •
  the marketing program; and

  •
  the business of direct-selling generally.

        Adverse publicity concerning any actual or purported failure of TLC or its representatives to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its marketing program, the licensing of its products for sale in its target markets or other aspects of its business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of TLC and could negatively affect its ability to attract, motivate and retain representatives, which would negatively impact its ability to generate revenue.

TLC may be impacted by economic and other conditions.

        TLC's growth can be subject to numerous factors, including the strengths and weaknesses of its individual markets, including, as applicable, international markets, which are or may be impacted by global economic conditions. A direct-selling company that has a broad-based geographic portfolio, and direct-selling companies generally, may not be able to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures in one or more regions in which the direct-selling company conducts business.

TLC and direct-selling companies in general face significant competition.

        The business of direct-selling is highly competitive. Many of TLC's competitors may have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than TLC. Such competitors may be able to develop products or services that are comparable or superior to those offered by TLC, adapt more quickly than such acquired company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than TLC does.

        Direct-selling companies generally face competition from competing products, as well as from products sold to customers by other direct-selling companies and through the Internet, and products sold through the mass market and traditional retail channels.

        Direct-selling companies compete for representatives by providing a more competitive earnings opportunity than that offered by the competition. Representatives generally are attracted to a direct-seller by competitive earnings opportunities, often through what are known as "field incentives" in the direct-selling industry. Direct-selling companies, including TLC, and competitors to direct-selling companies, devote substantial effort to determining the effectiveness of such incentives so that they can implement incentives that are the most effective.

Direct-selling companies may own, obtain or license intellectual property material to their business, and their ability to compete may be adversely affected by the loss of rights to use that intellectual property.

        The market for a direct-selling company's products may depend significantly upon the value associated with product innovations and a direct-seller's brand equity. Many direct-sellers own, obtain or license material patents and trademarks used in connection with the marketing and distribution of their products. Those companies must expend time and resources in developing their intellectual property and pursuing any infringers of that intellectual property. The laws of certain foreign countries may not protect a company's intellectual property rights to the same extent as the laws of the United States. The costs required to protect a company's patents and trademarks may be substantial.

Challenges by private parties to the direct-selling system could harm our business.

        Direct-selling companies have been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions. We can provide no assurance that we would not be harmed if any such actions were brought against either TLC or another direct-selling company we acquired.

Direct-selling companies face product liability claims and incur damages and expenses, which could affect their prospects, business activities, cash flow, financial condition and results of operations.

        A direct-selling company may face financial liability from product liability claims if the use of its products results in significant loss or injury. A substantial product liability claim could exceed the amount of a direct-selling company's insurance coverage or could be excluded under the terms of an existing insurance policy, which could adversely affect a direct-selling company's prospects, business activities, cash flow, financial condition and results of operations.

Direct-selling companies frequently rely on outside suppliers and manufacturers, and if those suppliers and manufactures fail to supply products in sufficient quantities and in a timely fashion, a direct-selling company's business could suffer.

        Many direct-selling companies use outside manufacturers to make all or part of their products. A direct-selling company's profit margins and timely product delivery may be dependent upon the ability of its outside suppliers and manufacturers to supply it with products in a timely and cost-efficient manner. A direct-selling company's ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of its outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

Risks Associated with HCG and its Publishing and Advertising Business

        The following factors primarily are related to HCG's publishing and advertising business. As of the date of this Annual Report, HCG's business is our only current business that is generating revenue. Our prospects, business activities, cash flow, financial condition, results of operations and stock price could be materially adversely affected by any or all of the following risks, or by other risks or uncertainties not presently known or currently deemed material that may adversely affect us in the future.

HCG depends on one geographic market.

        HCG operates in and around the northeastern Pennsylvania area, and its advertisers and readers currently are concentrated in this one region. HCG's advertising revenues depend upon a variety of other factors specific to the community that it serves. Changes in those factors could negatively affect HCG's advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses and local economic conditions in general.

HCG's business faces substantial competition for advertisers.

        HCG faces substantial competition for advertising revenues in its market from free and paid newspapers, magazines, websites, digital platforms and applications and other forms of media, direct marketing and digital advertising network exchanges. Competition for advertising generally is based on audience levels and demographics, price, service and advertising results. Competition has intensified as a result of both the continued development and fragmentation of digital media and adverse economic conditions. Competition from all of these media and services affects HCG's ability to attract and retain advertisers and consumers and to maintain or increase its advertising rates.

Economic weakness and uncertainty in the United States and especially in the area of Pennsylvania in which HCG operates, and in key advertising categories, may adversely affect HCG's advertising revenues.

        Advertising spending, which drives a significant portion of HCG's revenues, is sensitive to economic conditions. National and local economic conditions, particularly in the northeastern Pennsylvania region where HCG operates, affect the levels of HCG's advertising revenues. Economic factors that may adversely affect advertising revenues include lower consumer and business spending, high unemployment, depressed home sales and other challenges affecting the economy. HCG's advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak and uncertain economic conditions and outlook would adversely affect HCG's level of advertising revenues and its prospects, business activities, cash flow, financial condition and results of operations.

        HCG's ability to generate advertising revenues is and will continue to be affected by financial market conditions, consumer confidence, advertiser challenges and changes in the national and sometimes international economy, as well as by regional economic conditions. Advertisers' budgets, the amounts of which are affected by broad economic trends, affect the magazine industry in general.

HCG relies on outside vendors.

        To manage its business efficiently, HCG uses outside vendors where available and economical. HCG depends on outside printers to print Happenings Magazine and deliver it on time for distribution and mailing. If its current printers are unable to print the magazine, it could cause delay in publication and affect HCG's revenue. However, HCG's management believes there are numerous contract printing providers that can supply the monthly magazine with its current monthly number of copies and provide the other printing services required by HCG.

The increasing popularity of digital media and the shift in consumer habits and advertising expenditures from traditional to digital media may adversely affect HCG's print advertising revenues.

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

        Technological developments and any changes HCG makes to its business model may require capital investments. HCG may be limited in its ability to invest funds and resources in digital products, services or opportunities, and HCG may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. Some of HCG's existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and, as a result, its digital business may be less successful.

Decreases in print circulation volume adversely affects HCG's advertising revenues.

        Advertising revenues are affected by readership levels of Happenings Magazine. Competition for readership generally is based upon format, content, quality, service, timeliness and price. HCG is facing increased competition from digital media formats and sources other than traditional magazines, and a growing preference among some consumers to receive all or a portion of their information other than from a magazine or newspaper. If these or other factors result in a decline in circulation volume, the rate and volume of advertising revenues for HCG's print magazine may be adversely affected. HCG also may incur increased spending on marketing designed to attract and retain readers or drive traffic to its digital products.

HCG may not be able to protect intellectual property rights upon which its business relies, and if HCG loses intellectual property protection, its assets may lose value.

        HCG's business depends on its intellectual property, including its brand and content. HCG believes its proprietary trademarks and other intellectual property rights are important to its continued success and its competitive position. Unauthorized parties may attempt to copy or otherwise obtain and use HCG's content, services, technology and other intellectual property, and HCG cannot be certain that the steps it has taken and will take to protect its proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. Developments in technology have exacerbated the risk by making it easier to duplicate and disseminate content.

        If HCG is unable to procure, protect and enforce its intellectual property rights, HCG may not realize the full value of its assets, and its business may suffer. If HCG must litigate to enforce its intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of HCG's management.

Legislative and regulatory developments may result in increased costs and lower advertising revenues from HCG's digital businesses.

        HCG's website is available worldwide and is subject to laws regulating the Internet both within and outside the United States. HCG may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Its digital business could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        We are currently utilizing office space provided by Richmont Holdings, an entity controlled by our Chairman and majority shareholder, as part of a Reimbursement of Expenses Agreement as further described in the Management Discussion and Analysis section (Item 7) and Certain Relationships and Related Transactions section (Item 13) of this Annual Report.

        HCG leases approximately 1,200 square feet of office space as its principal office pursuant to a month-to-month lease with an unaffiliated landlord for a monthly rent of $1,630. The address is 115 North State Street, Clark's Summit, Pennsylvania.

        TLC's principal office is located at 1500 East Main Street, Newark, Ohio and is owned by TLC. TLC has manufacturing and distribution facilities located in Frazeysburg, Ohio. TLC owns various other operating and non-operating properties in Licking County and Muskingum County, Ohio.

ITEM 3.    LEGAL PROCEEDINGS

        We are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4.    MINE AND SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Since February 2008, our Common Stock has been quoted on the OTC Bulletin Board and the OTC Markets OTCQB under the symbol "CVSL." Our Common Stock currently is traded on the OTC Markets OTCQB. Our trading symbol will remain "CVSL" until such time as our management determines to request a new trading symbol.

        The following table sets forth, for the periods indicated, the high and low closing bid price quotations for our Common Stock. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarterly Periods for the Year 2012
Ended March 31	$.40	.10
Ended June 30	$.25	.05
Ended September 30	$.13	.04
Ended December 31	$.24	.02
Quarterly Periods for the Year 2011
Ended March 31	$.057	.057
Ended June 30	$.44	.27
Ended September 30	$.22	.04
Ended December 31	$.18	.155

Holders

        As of March 28, 2013, we had 487,712,326 shares of Common Stock outstanding held by approximately 50 holders of record.

Dividends

        We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount of any dividends will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Equity Compensation Plans

        We currently do not have an equity compensation or similar plan for our or HCG's employees.

Recent Sales of Unregistered Securities

        None that have not been previously disclosed in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

ITEM 6.    SELECTED FINANCIAL DATA

        Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL INFORMATION

INTRODUCTION

Forward-Looking Statements

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements ("forward-looking statements") that involve risks and uncertainties. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect the Company's current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of the Company or its operations and operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Computer Vision System Laboratories, Corp. (the "Company") is a Florida corporation originally formed in the State of Delaware on April 26, 2007. We converted into a Florida corporation on June 15, 2011.

        Through our wholly-owned subsidiary, Happenings Communications Group, Inc., a Texas corporation ("HCG"), we operate in the publishing and advertising industry. Our sole business is publishing a monthly magazine, Happenings Magazine, which was first published in 1969. However, with our recent acquisition of a controlling interest in The Longaberger Company ("TLC") discussed below, we have begun to shift our focus to the direct-selling business. HCG distributes free copies of Happenings Magazine to over 100,000 readers per month in locations around Scranton, Pennsylvania. HCG has a limited number of print subscribers to the print version of Happenings Magazine. Print and digital editions of Happenings Magazine reference events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides advertising agency and creative services to third parties.

        HCG was incorporated in March 1996 in the State of Texas under the name "JPR Publications Corp." In January 2000, HCG's name was changed to "Happenings Communications Group, Inc.

        On September 25, 2012 we completed an initial share exchange (the "Initial Share Exchange") under the share exchange agreement (the "Share Exchange Agreement") that we entered into with HCG and Rochon Capital Partners, Ltd., a Texas limited partnership ("Rochon Capital"), which resulted in our change in control and HCG becoming our wholly owned subsidiary.

        Prior to our acquisition of HCG, our business plan was to develop and commercialize the Company's Sentinel BreastScan System and develop a medical device application utilizing its patent pertaining to a maneuverable coiled guidewire (collectively, the "Medical Products" and the business regarding the Medical Products being the "Medical Products Business"). Since September 25, 2012, the date of completion of the Initial Share Exchange, our primary focus has been in the publishing and advertising industry while we evaluated the Medical Products Business. On December 24, 2012, we ceased operations of our Medical Products Business. Since March 18, 2013, we have been focused on the development of our publishing and advertising business as well as the direct-selling business.

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

        At the closing of the Initial Share Exchange, Rochon Capital, the former shareholder of HCG, received shares of common stock resulting in ownership of 89.825% of the issued and outstanding capital stock of the Company. FASB ASC 805-40-30-2 states, in part, "fair value consideration is based on...what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition." Per FASB ASC 805-40-55-10, the fair value effectively transferred should be based on the most reliable measure. The quoted market price of the Company's shares provides a more reliable basis for measuring the fair value consideration than the estimated fair value of the shares in HCG, as HCG's shares are privately-held.

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

        Pursuant to ASC 805-40-55-12, goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree's identifiable assets and liabilities. Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree's assets and liabilities from the fair value of the consideration of $2,674,609. Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the transaction. The result is that no increased asset values are being reflected for the existing Medical Products Business at the time of the Initial Share Exchange.

Recent Developments

        Upon consummation of the Initial Share Exchange, our primary focus became the publication of Happenings magazine. Prior thereto, we were engaged solely in the Medical Products Business. The income statement data presented is that of HCG.

Discontinued Operations

        We were granted a ninety day option under the Share Exchange Agreement to conduct due diligence with respect to the Medical Products and their commercialization and we could either pay the remaining sums due to Infrared Sciences under its license agreement and continue the Medical Products Business or transfer all rights under the license agreement back to Infrared Sciences. As of the date of the consummation of the Initial Share Exchange we had no customers for our Medical Products and we ceased our prior marketing and development activities of our Medical Products pending our determination of whether or not to exercise the option and continue to license such technology.

        During our 90-day option to retain the Medical Products, to gain a better understanding of the Medical Products business, our management read various materials related to the Medical Products Business supplied by prior management and others, inquired as to potential development costs and product benefits by discussing the Medical Products with prior management and others that could provide insight into the efficacy, development and commercialization of similar products and provide advice regarding the expected time and cost involved in making the Medical Products Business profitable for us. At the end of the ninety-day period, management concluded that the length of time and amount of funds required to commercialize the Medical Products was uncertain, and that the effort may involve significantly more time and costs in research and development. Our management could not reasonably predict when, if ever, the Medical Products could begin to generate revenue and become commercially viable. As a result, we decided not to retain the Medical Products Business, which will be transferred, as prescribed in the Share Exchange Agreement, to Infrared Sciences, a company controlled by our former CEO, and we are no longer engaged in the Medical Products Business.

        We incurred operating losses in the Medical Products Business since inception. The accompanying financial statements include a loss on the disposition of the Medical Products Business to reflect the decision to discontinue pursuing commercialization of the Medical Products. This loss is shown on our financial statements under Discontinued Operations.

Acquisition of Controlling Interest in TLC

        On March 18, 2013, we consummated the acquisition of a controlling interest in TLC, a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home through a nationwide network of independent sales representatives.

        We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which Class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in us acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a $6,500,000 Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013 (the "Convertible Note"), and we issued to TLC, a $4,000,000 Unsecured Promissory Note, dated March 14, 2013, payable over 10 years in monthly installments.

        The Convertible Note bears interest at 4.0% per annum. The outstanding principal of the Convertible Note is due and payable on each anniversary of its execution date, beginning with the third anniversary of its execution date, with each such annual payment being in an amount equal to one-fifteenth (1/15) of the original principal amount of the Convertible Note, and with all unpaid and unconverted principal of the Convertible Note being due and payable on the tenth anniversary of its execution date. Interest on the Convertible Note is due annually, except that interest on the Convertible Note during the first three years of its term may, at our election, be paid in kind, with such deferred interest being added to the then-outstanding principal amount of the Convertible Note. The Convertible Note is an unsecured obligation of ours. The Convertible Note is subordinated to certain of our obligations but is not subordinated to the $20,000,000 Convertible Subordinated Unsecured Promissory Note, dated December 15, 2012, we issued to Richmont Capital Partners V LP.

        In connection with the issuance of the Convertible Note, we agreed, within one year from its issuance, either to (i) amend our Articles of Incorporation to increase the number of its authorized and unissued shares of common stock to provide for the full conversion of the Convertible Note ("Sufficient Authorized Shares"), (ii) reincorporate to Delaware and, as a part of such reincorporation, cause there to be Sufficient Authorized Shares to provide for the full conversion of the Convertible Note, or (iii) cause the surrender by Rochon Capital, the holder of a majority of our issued and outstanding shares of common stock of a sufficient number of shares of our common stock to effect the full conversion of the Convertible Note.

        Under the Convertible Note, within 15 days of the date that our shares of common stock sufficient to effect the full conversion of the Convertible Note become available for issuance by us, the outstanding principal under the Convertible Note and all accrued interest thereon mandatorily will be converted into shares of our common stock, at a price of $0.20 per share, subject to a cap on the number of such Conversion Shares of 32,500,000.

Additional Information Regarding HCG's Business

        HCG operates in the publishing and advertising industry; its primary business is publishing a monthly magazine, Happenings Magazine, which was first published in 1969. HCG also provides advertising agency and creative services to the general public.

        HCG distributes its magazine monthly, generally at no cost to readers, at over 800 locations in the northeastern Pennsylvania area. HCG prints over 30,000 copies of Happenings Magazine each month. HCG believes that, because of multiple readership of the magazine, the magazine is reviewed by over 100,000 readers per month. HCG has a limited number of subscribers to the print version of Happenings Magazine. HCG also maintains a digital companion to the print version of Happenings Magazine at HCG's website. Online readers can subscribe to the digital version of the magazine for free or view the magazine at HCG's website. HCG's employees support the magazine online via Facebook, Twitter and YouTube. HCG expends nominal funds for marketing and publicizing the print version of Happenings Magazine and its digital companion.

        HCG publishes Happenings Magazine on the first day of each month. The primary content of both print and digital editions of Happenings Magazine is with respect to the northeastern Pennsylvania area, and includes: descriptions of arts, sports and entertainment events and attractions; descriptions of travel, food and hospitality offerings; profiles about local people; descriptions of charity events and volunteer opportunities; home and garden articles; and features concerning education, health and medicine, law and business. Its circulation includes the communities of Wilkes-Barre and Scranton and the nearby Pocono Mountain resort region. The print version of Happenings Magazine generally is between 135-175 pages in length, is printed in full color on glossy 10.5" × 7.25" paper and is bound.

        The advertising and creative services provided by HCG include marketing strategy development, video production, digital marketing, website design and social media. Additional advertising agency services focus on print and include the design and production of newsletters, guidebooks, brochures and directories. HCG's art director and staff also assist clients by creating and designing marketing presentations, corporate logos and providing other design services.

        HCG generates 85% to 90% of its revenue from the sales of advertising in Happenings Magazine. HCG generates its remaining revenue from creative services and special publications, as well as from a limited number of paid subscriptions.

        Prior to March 18, 2013, HCG's business was our only revenue-producing business.

Results of Operations

        Our results of operations include the results from our Medical Products Business and our operations of HCG. However, because of reverse merger accounting, HCG is the accounting acquirer, resulting in the financial statements for the year ended December 31, 2012 and 2011, including the results of operations of HCG for the entire two years and the results of operations of the Medical Products Business for only the three months and six days from September 25, 2012 through December 31, 2012. In order for our shareholders to fully understand our current financial position and our future potential financial position, the results of operations of HCG for the years ended December 31, 2012 and 2011 are discussed below, along with the description of activities associated with our pursuit of acquisitions in the direct-selling industry.

        Our results of operations do not include TLC and its subsidiaries since we acquired a controlling interest in TLC after December 31, 2012.

Revenue

        HCG was our only source of revenue. HCG generates revenue primarily from the sale of advertisements for publication in Happenings Magazine. During the year ended December 31, 2012, HCG's revenue increased approximately 6% from $930,073 for the year ended December 31, 2012 as compared to revenue of $876,288 for the year ended December 31, 2011. Approximately 85% to 90% of HCG's total revenue results from the sale of advertisements for publication in Happenings Magazine. For the year ended December 31, 2012, HCG's revenues from advertising sales were $850,385, a 10.0% increase compared to $773,173 for 2011. HCG's management believes that the improving economy in the magazine's geographic region is the primary reason why HCG generated more advertising dollars during the three-month and years ended December 31, 2012. For the three-month period ended December 31, 2012, HCG's revenues from advertising sales were $211,770, compared to the same period last year, when HCG's revenues from advertising sales were $197,157.

        HCG has not materially changed its advertising placement prices since 2010.

Seasonality of Advertising Revenue

        HCG designates certain monthly issues to include a theme (for example, weddings in May, or holidays in December) that may increase advertising from a particular subset of customers for that month's publication. The chart below shows the unaudited amount of monthly advertising revenue generated by HCG from January 1, 2011 through December 31, 2012:

	Unaudited Advertising Revenue
Month	2011	2012
January	$56,310	$78,330
February	$59,653	$55,185
March	$54,964	$59,983
April	$64,221	$55,949
May	$81,804	$89,283
June	$58,945	$61,423
July	$64,014	$74,799
August	$67,036	$85,573
September	$69,071	$78,090
October	$61,030	$70,892
November	$60,890	$67,441
December	$75,237	$73,438

Creative Services Revenue

        HCG generates revenue from creative services, such as designing corporate advertisements and logos and preparing other marketing and collateral material for clients. Provision of these services varies from month to month, depending on customer needs, and there is no guarantee that HCG can generate revenue from such services in any month.

        For the three-month period ended December 31, 2012, revenues from creative services were $2,649 compared to $32,677 for the same three-month period in 2011. For the year ended December 31, 2012, revenues from creative services were $76,945, a 21.6% decrease compared to $98,163 for the same period in 2011. This decrease is the result of timing differences associated with the schedule of preparing and distributing the Directory.

Total Operating Expenses

        During the years ended December 31, 2012 and 2011, total operating expenses were $5,105,622 and $878,640, respectively. The increase in general and administrative expenses in 2012 was primarily the result of a $2.5 million impairment of goodwill charge associated with the Share Exchange Agreement, and significant legal and professional fees associated with fulfilling our reporting requirements with the Commission and in connection with our pursuit of acquisitions in the direct-selling industry. Additional description of expenses related to pursuit of acquisitions is described below.

Operating and Related Expenses for Acquisition Activities

        After completing the Share Exchange Agreement, we entered into a Reimbursement of Services Agreement (the "Reimbursement Agreement") with Richmont Holdings, Inc. ("Richmont Holdings") to, among other things, continue pursuing the acquisition candidates it had previously been investigating, such as TLC, and reimburse it for certain expenses arising from our day-to-day operations. We agreed to assume certain acquisition opportunities in exchange for assumption of the liabilities that had arisen to date in connection with these opportunities. We continue to incur costs associated with our direct-selling acquisition strategy. Under the Reimbursement Agreement, we reimburse Richmont Holdings for certain expenses (the "Expense Reimbursement").

        The costs associated with the acquisition opportunities are substantial, are shown in our financial statements for the year ended December 31, 2012 and represent costs we did not incur at all in 2011, as neither we nor our subsidiary were pursuing acquisitions in 2011.

        The largest expense was legal and professional fees and we expect those types of fees to continue to be a large expense in the future. We reported legal and professional fees of $1,125,163 for the year ended December 31, 2012, as compared to $9,460 for the year ended December 31, 2011. The legal fees incurred were related to legal due diligence of acquisition candidates, including legal work on structuring and preparing transaction documents reflecting the proposed transaction, and the legal fees associated with complying with SEC requirements, which have been substantial since we completed the Share Exchange Agreement, as we have been required to prepare numerous Form 8-K and Form 10-Q filings, as well as other required SEC filings. These fees also include the substantial costs charged by our auditor and a third-party printer/filer for completing the filings and submitting them to the Commission. We anticipate that legal and professional fees will continue to be a substantial cost of our business as we comply with regulatory requirements and pursue our acquisition goals, and believe that we are likely to continue to incur between $250,000 to $400,000 in such fees on a quarterly basis for the foreseeable future.

        The next largest expense was the Expense Reimbursement and we expect that to continue to be a large expense in the future. As a developing company that has not yet generated substantial revenue, it has been difficult for us to assess our day-to-day operating needs. We have determined that it will be more economical for us to utilize a portion of the office space and certain personnel of Richmont Holdings, rather than paying for our own office space and personnel, and therefore, we have entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for a portion of its expenses incurred by us in connection with our use of its office space, access to its office equipment, access to its personnel including our CEO, CFO and Vice President, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-selling companies. These costs are also substantial, as we have no full time employees, no office space of our own, no office equipment of our own, or other resources necessary to run our day-to-day operations or pursue our acquisition strategy. This expense in the fourth quarter of 2012 was $450,000, as compared to none for 2011, and will likely continue for additional quarters until we have successfully completed some acquisitions and generate sufficient revenue to establish an infrastructure to incur office space, equipment, personnel and other costs required of our business, at which time we may modify or discontinue the Expense Reimbursement arrangement.

        An additional cost area involves general and administrative costs, which include travel expenses. Because the acquisition candidates are located in various places outside Dallas, Texas, we incur travel and other costs associated with meetings with the principals of certain acquisition candidates, due diligence investigations, meetings with bankers and other financing sources, attendance at trade shows and other conventions which may help us achieve our objectives of identifying and acquiring direct-selling companies. In 2012, we incurred general and administrative expenses of $319,431, as compared to $189,470 in 2011.

        We have been able to incur and pay the costs described above due to our cash resources, which were supplemented by the issuance of a $20 million convertible note to Richmont Capital Partners V, L.P. ("RCP V"), a related party controlled by John Rochon, Jr., a director of the Company, in exchange for $20 million in cash. The proceeds of that note issuance were received in December 2012, and we anticipate that such proceeds will provide sufficient cash to allow us to continue to pay the legal and professional fees and the Expense Reimbursement for the foreseeable future. In addition, once acquisitions are completed, we anticipate having access to additional resources to perform needed services and to pay for such services.

        We are a party to various non-disclosure agreements with various acquisition candidates, which are at various stages of discussion, due diligence, negotiation, financing and closing. These non-disclosure agreements prevent us from publicly disclosing the names of the acquisition candidates. The candidates came to us from a variety of sources. There is no guarantee that we will be successful in acquiring any of the candidates with which we are currently having discussions.

HCG's Operating Expenses

Printing Costs

        HCG's largest single expense is the cost of printing. Approximately 30,000 copies of Happenings Magazine are printed each month, usually containing between 135 and 175 full color pages. For the three-month period ended December 31, 2012, HCG's printing costs were $91,316, compared to $88,845 for the same period in 2011. For the year ended December 31, 2012, HCG's printing costs were $324,923, a 9.3% increase compared to $297,396 for 2011. These increases are due to overall increases in the number of pages printed in 2012 compared to 2011 to accommodate the increases in advertising sales and slight increases in charges by HCG's third-party printer.

Total Compensation Costs

        HCG's other major expense is compensation to its employees and commissions to its sales representatives for generating advertisements, along with all related payroll taxes. For the quarter ended December 31, 2012, HCG's total compensation costs were $87,527 compared to $94,176 for the same quarter in 2011.

        For the year ended December 31, 2012, HCG's total compensation costs were $396,355, a 3.6% increase compared to $382,686 for the same period in 2011, reflecting increases in commissions paid for increased advertising revenue over the period.

        HCG's management has maintained a stable employee and sales representative base and does not anticipate material changes in these expense categories in the near future.

General and Administrative—Postage and Delivery Expenses

        For the quarter ended December 31, 2012, HCG's postage and third-party delivery expenses were $10,548, compared to $13,238 for the same quarter in 2011. For the year ended December 31, 2012, HCG's postage and third-party delivery expenses were $41,438, compared to $44,994 for 2011. Generally, any changes in this category are due to changes in the number of distribution locations used by HCG's third-party delivery service in transporting printed copies of Happenings Magazine.

General and Administrative—Rent Expense

        HCG leases office space on a month-to-month basis. HCG's rent expense has been constant, at a cost of $1,630 per month, or $19,560 annually, since 2010. HCG had no operating or capital leases for the years ended December 31, 2012 and 2011. HCG's management believes HCG's current facilities are adequate for HCG's current needs.

General and Administrative—Automobile Expense

        HCG incurs automobile expenses, including monthly charges for leased vehicles and gasoline charges when its employees personally contact prospective and actual advertisers. For the quarter ended December 31, 2012, HCG's automobile expenses were $3,550 compared to $2,743 for the same quarter in 2011. For the year ended December 31, 2012, HCG's automobile expenses were $15,511 compared to $14,774 for 2011.

HCG's Interest Expense

        HCG pays interest on outstanding balances on its line of credit with Pennstar Bank. For the quarter ended December 31, 2012, HCG incurred interest under its line of credit in the amount of $248 compared to interest of $124 for the same quarter in 2011. For the year ended December 31, 2012, HCG incurred interest under its line of credit in the amount of $1,029 compared to $240 for 2011. For each of these periods, the difference in interest expense corresponds to the different amounts HCG borrowed under its line of credit during the respective period.

HCG's Pretax Margins

        The pretax margin information presented below reflects HCG's pretax margin results at the subsidiary level without the inclusion of any expenses related to the Company's efforts to acquire direct-selling businesses.

        Pretax margins declined in the fourth quarter of 2012 over the same period in 2011 as a result of some timing differences on expenses incurred. In 2012, HCG generated a pre-tax net loss of $28,867 in the fourth quarter or a pre-tax margin of -13.4%, compared to pre-tax net loss of $5,580 in the fourth quarter of 2011, yielding a -2.4% pretax margin.

        Pretax margins remained relatively flat in the year ended December 31, 2012 compared to the same period in 2011 as HCG generated a negligible loss/profit in both years. In 2012, HCG generated pre-tax net loss of $2,712 or a pre-tax margin of -0.003%, compared to pre-tax net income of $1,317 for 2011, yielding a 0.002% pre-tax margin.

Overall Net Profit/ Loss

        During the year ended December 31, 2012, our net loss was $4,402,947, which includes a goodwill impairment charge of $2,488,708 and a loss from discontinued operations of $184,725, compared to a pretax loss of $2,642 for the year ended December 31, 2011.

Other Categories Applicable to HCG

Inventories

        HCG considers all advertising and related consumable products to be period costs, due to materiality and short-term value of products; as such, as of December 31, 2012, HCG held no inventory.

Property and Equipment

        HCG's property consists of equipment purchased for the production of revenues, including general office equipment, and is carried at salvage value at December 31, 2012 and 2011. HCG's assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $0 for the three-month and year ending December 31, 2012, respectively.

Intangibles

        At December 31, 2012, HCG had no intangible assets.

Taxes

        HCG pays payroll and unemployment taxes in accordance with state and federal laws. Prior to being acquired by the Company, HCG's shareholder filed an election permitting HCG to be taxed under Subchapter S of the U.S. Internal Revenue Code, whereby all taxable income passes through to the shareholder and is taxed at the shareholder's ordinary tax rate. Accordingly, HCG has recorded no income tax expense in any past reporting periods. Based on the Company's pro forma combined financial results for December 31, 2012, no income tax expense is being recorded for HCG at this time. HCG's payroll and unemployment taxes were $27,764 for the year ended December 31, 2012 and are included in total compensation costs.

Balance Sheet Data

        As a result of HCG's generally consistent operations, HCG has not experienced any significant fluctuation in major asset and liability categories on its balance sheet since December 31, 2011. However, the Company's consolidated balance sheet has experienced a substantial increase in cash and long-term debt as a result of the issuance of a certain convertible note as described below.

Cash and Cash Equivalents

        The Company's cash and cash equivalents were $19,031,392 at December 31, 2012 compared to $8,608 at December 31, 2011. The increase in cash and cash equivalents was as a result of the December, 2012 issuance of a $20,000,000 Convertible Note to RCP V. This transaction is further described in our Notes To Financial Statements under Related Party Transactions. HCG's cash and cash equivalents fluctuate from time to time based on the timing of collections and the balance owed under HCG's line of credit.

Accounts Receivable

        HCG's accounts receivable is the largest category of assets of HCG and were $100,769 at December 31, 2012, net of allowance for doubtful accounts, compared to $95,553 at December 31, 2011. HCG does not have any one customer that accounts for more than 10% of HCG's receivables. HCG's accounts receivable fluctuate generally based on seasonal demand for advertising and creative services.

Accounts Payable and Accrued Expenses

        Our consolidated accounts payable and accrued expenses at December 31, 2012 were $844,688, of which $416,670 was attributed to related party payables. HCG's accounts payable were $79,993 at December 31, 2012, compared to $57,878 at December 31, 2011. HCG's largest expense is for printing services and HCG's accounts payable fluctuate generally based on the number of pages printed in each month's issue of Happenings magazine, the number of copies produced, and the corresponding charges from HCG's third-party printer.

HCG's Related Party Transactions

        At December 31, 2012, HCG had a related party shareholder payable of $25,241 related to a loan made by HCG's former shareholder, Rochon Capital, to HCG for working capital. Two of the employees of HCG are siblings of Mr. Rochon, our Chief Executive Officer, Chairman of our Board, and the controlling person of Rochon Capital, our principal shareholder. Each of Paula Mackarey and John P. Rochon is a guarantor to HCG's line of credit with Pennstar Bank.

HCG's Critical Accounting Policies

        There have been no material changes to HCG's critical accounting policies during the 2012 fiscal year. A complete detail of HCG's critical accounting policies is included in the Notes to HCG's Financial Statements for the years ended December 31, 2011 and 2010.

Cash, Liquidity and Capital Resources

        As of December 31, 2012, we had $19,032,392 in combined cash resources. The increase in cash and cash equivalents was as a result of of the December 12, 2012 issuance of a $20,000,000 Convertible Note to RCP V. At December 31, 2012 we had a working capital surplus of $18,227,644 and a stockholders' deficit of ($1,813,999). We intend to acquire existing businesses engaged in direct-selling. We intend to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition. To the extent that cash will need to be paid as some portion of the acquisition consideration, we expect, to the extent necessary, to use our cash on hand and if necessary to raise cash through debt and/or equity financing. We believe that additional debt or equity financing will be available to us based on the assets and financials of the acquisition candidate and based on Mr. Rochon's experience with respect to debt financing and equity financing. We expect to be able to raise capital from lenders and equity investors who will understand our direct-selling acquisition strategy and the potential in operating a number of direct-selling companies. However, there can be no assurance that we will be able to raise funds when needed on acceptable terms.

        In connection with our acquisition of TLC, we issued a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000 (the "Convertible Note") to a trust of which Tamala L. Longaberger is the trustee and, to TLC, a ten year, $4,000,000 unsecured promissory note, dated March 14, 2013, payable in monthly installments to TLC. Under the Convertible Note, within 15 days of the date that shares of our Common Stock sufficient to effect the full conversion of the Convertible Note become available for issuance by us, the outstanding principal under the Convertible Note and all accrued interest thereon mandatorily will be converted into shares of our Common Stock, at a price of $0.20 per share, subject to a cap on the number of such Conversion Shares of 32,500,000. The $4,000,000 note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest. The principal of the $4,000,000 note may be pre-paid without penalty. Upon certain events of default described in the $4,000,000 note, the holder of the note may accelerate payment of the note.

HCG

        HCG's cash and cash equivalents at December 31, 2012 totaled $772. The balance on HCG's line of credit has been reduced by $1,971 since December 31, 2011. During the year ended December 31, 2012, HCG has not obtained any cash through financing transactions or investment activities.

        Because of the monthly recurring nature of the publication of Happenings Magazine, HCG generates relatively consistent cash flows. HCG's management believes HCG's bad debt expense has been immaterial. HCG's management believes that the cash expected to be generated from operating activities to be sufficient to fund planned operations over the next twelve months.

        At December 31, 2012, HCG's current assets exceed accounts payable to third party vendors and the outstanding balance on HCG's line of credit. While HCG shows deferred or unearned revenue as a current liability, this amount never represents cash owed to third parties, but merely advanced billing of HCG's customers for the coming month's publication of Happenings Magazine.

        HCG has a $25,000 revolving line of credit with Pennstar Bank that renews on May 31 of each year unless either party terminates the line of credit. This line is collateralized by all of HCG's assets. At December 31, 2012, the outstanding balance on HCG's line of credit was $22,653, compared to $24,624 at December 31, 2011. HCG's loan documents with Pennstar Bank require that the line of credit be paid down to a zero balance for a short period of time each year.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

        Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to HCG.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Computer Vision Systems Laboratories Corp

We have audited the accompanying consolidated balance sheet of Computer Vision Systems Laboratories, Corp. ("the Company") as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Vision Systems Laboratories, Corp. at December 31, 2012, and the results of its consolidated operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB HELIN DONOVAN, LLP

Dallas, Texas
March 27, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Computer Vision Systems Laboratories, Corp.
(Formerly Happenings Communications Group, Inc.)
Plano, Texas

I have audited the accompanying balance sheet of Computer Vision Laboratories, Corp. as of December 31, 2011 and the related statements of operations, statements of changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Vision Laboratories, Corp. as of December 31, 2011 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
June 25, 2012

Computer Vision Systems Laboratories, Corp.

Consolidated Balance Sheets

	As of December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,032,392	$8,608
Prepaid expenses	20,859	500
Receivables, net	100,769	95,553

	19,154,020	104,661
Property and Equipment, net of accumulated depreciation	1,514	1,514

Total Assets	$19,155,534	$106,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable—related party	$416,670	$25,241
Accounts payable and accrued expenses	428,018	62,758
Deferred Revenues	60,548	79,213
Line of Credit payable	22,653	24,624

Total current liabilities	927,889	191,836
Convertible Notes Payable	20,041,644	—

Total Liabilities	20,969,533	—

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 10,000,000 shares authorized; -0- issued and outstanding	—	—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 438,086,034 shares issued and outstanding, respectively	48,771	10
Additional paid-in capital	2,691,942	66,094
Accumulated deficit	(4,554,712)	(151,765)

Total stockholders' equity (deficit)	(1,813,999)	(85,661)

Total Liabilities and Stockholders' Equity (Deficit)	$19,155,534	$106,175

The accompanying notes to financial statements are an integral part of these statements

Computer Vision Systems Laboratories, Corp.

Consolidated Statements of Operations

	Twelve Months Ended December 31
	2012	2011
Continuing operations:
Revenue	$930,073	$876,238

OPERATING EXPENSES:
General and administrative	319,431	188,659
Legal and professional fees	1,125,163	9,460
Payroll and commissions	396,355	382,686
Printing and reproduction	324,923	297,396
Expense Reimbursement Fees	450,000	—
Impairment of goodwill	2,488,708	—
Amortization	1,042	439

Total operating expenses	5,105,622	878,640

Loss from Operations	(4,175,549)	(2,402)
Other Income (Expense):
Interest and financing expense	(42,673)	(240)

Loss before discontinued operations	(4,218,222)	(2,642)
Discontinued operations	(184,725)	—

Net Income (Loss)	$(4,402,947)	$(2,642)

(Loss) Per Common Share:
Basic and Diluted
Weighted average number of shares	451,274,391	438,086,034
Basic and diluted net loss per share	$(0.01)	$(0.00)

Loss on Discontinued Operations per share	$(0.00)	$(0.00)

The accompanying notes to financial statements are an integral part of these statements

Computer Vision Systems Laboratories, Corp.

Consolidated Statements of Changes in Stockholders' Deficit

Years ended December 31, 2012 and 2011

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	1,000	$10	$66,094	$(149,123)	$(83,019)
Net loss	—	—	—	—	—	(2,642)	(2,642)

Balance at December 31, 2011	—	$—	1,000	$10	$66,094	$(151,765)	$(85,661)

Issuance of CVSL shares to HCG owners in connection with the Share Exchange	—	—	438,085,034	43,798	(43,798)	—	—
Net effect of assumption of CVSL assets and liabilities	—	—	49,626,292	4,963	2,669,646	—	2,674,609
Net loss	—	—	—	—	—	(4,402,947)	(4,402,947)

Balance at December 31, 2012	—	$—	487,712,326	$48,771	$2,691,942	$(4,554,712)	$(1,813,999)

The accompanying notes to financial statements are an integral part of these statements

Computer Vision Systems Laboratories, Corp.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(4,402,947)	$(2,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off for impairment of goodwill	2,488,708	—
Loss on discontinued operations	184,725	—
Amortization	1,042	439
Non-cash interest expense	41,644	—
Changes in assets and liabilities:
Prepaid expenses	(20,359)	1,883
Receivables, net	(5,216)	(13,499)
Deferred revenue	(18,665)	23,016
Accounts payable—related party	391,429	—
Accounts payable and accrued expenses	365,394	(14,319)

Net Cash used in Operating Activites	(974,245)	(5,122)

Cash Flows From Financing Activites
Proceeds from sale of convertible notes	20,000,000	—
Payments on line of credit	(1,971)	—
Proceeds from loans	—	13,730

Net Cash Provided by Financing Activities	19,998,029	13,730

Net Increase in cash and cash equivalents	19,023,784	8,608
Cash and cash equivalents at Beginning of Period	8,608	—

Cash and cash equivalents at End of Period	$19,032,392	$8,608

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,029	$290

Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Items
Acquisition of Happenings Communications Group, Inc. with stock	$2,674,609	$—

The accompanying notes to financial statements are an integral part of these statements

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS

(Audited)

(1) Summary of Significant Accounting Principles

Nature of Operations

        Computer Vision Systems Laboratories, Corp. (the "Company") is a Florida corporation originally formed in the State of Delaware in April 2007. The Company converted into a Florida corporation in June 2011.

        On August 24, 2012 the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, Happenings Communications Group, Inc. ("HCG") and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, the Company issued 438,086,034 shares of its restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of the Company's common stock received by Rochon Capital totaled approximately 90% of the Company's issued and outstanding stock at such time. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control of the Company and HCG becoming the Company's wholly owned subsidiary.

        HCG was incorporated in March 1996 in the State of Texas under the name "JPR Publications Corp." In January 2000, HCG's name was changed to "Happenings Communications Group, Inc." HCG publishes Happenings Magazine and distributes free copies of Happenings Magazine to over 100,000 readers per month in locations around Scranton, Pennsylvania. HCG has a limited number of print subscribers to the print version of Happenings Magazine. Print and digital editions of Happenings Magazine reference events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides advertising agency and creative services to third parties.

        The business plan of the Company before acquiring HCG was to develop and commercialize the Company's Sentinel BreastScan System and develop a medical device application utilizing its patent pertaining to a maneuverable coiled guidewire (collectively, the "Medical Products" and the business regarding the Medical Products being the "Medical Products Business"). In December, 2012, the Company announced its decision to not retain the licenses associated with the Medical Products Business, such that 2012 will be the last year in which any activity associated with this line of business is reported.

Accounting Treatment for the Initial Share Exchange

        We accounted for the Initial Share Exchange as a reverse acquisition in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-40-25 because the Company issued securities as the legal acquirer but is the accounting acquiree. HCG is the accounting acquirer because its former management dominates the change in management and change in control of the combined entity.

        At the closing of the Initial Share Exchange, Rochon Capital, the former shareholder of HCG, received shares of common stock resulting in ownership of 89.825% of the issued and outstanding capital stock of the Company. FASB ASC 805-40-30-2 states, in part, "fair value consideration is based on...what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition." Per FASB ASC 805-40-55-10, the fair value effectively transferred should be based on the most reliable measure. The quoted market price of the Company's shares provides a more reliable basis

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

for measuring the fair value consideration than the estimated fair value of the shares in HCG, as HCG's shares are privately-held.

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

        Pursuant to ASC 805-40-55-12, goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree's identifiable assets and liabilities. Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree's assets and liabilities from the fair value of the consideration of $2,674,609. Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the transaction.

        The FASB Codification defines goodwill as "an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized." Given that the fair value of the consideration transferred in the Share Exchange Agreement exceeded the net fair value of the assets and liabilities acquired, goodwill resulted. In accordance with ASC 350-20-35-28, we tested the goodwill and determined that, because the Medical Products business was a development stage business that had not previously generated revenues or net income and was not expected to for some time in the future, we were unable to assess what and how much the future economic benefits were attributable to the goodwill. Recognizing goodwill in such a case would overstate the total asset value of the Medical Products business, so it was determined that the goodwill was impaired as of the date of the acquisition.

        The Company recorded estimated expenses of the Initial Share Exchange of $150,000, reflecting management's estimate of the legal costs incurred in entering into the Share Exchange Agreement. Pro forma data showing the impact of the acquisition on the financial statements of the Company are presented in Exhibit 99.3 of the Form 8-K/A filed on December 28, 2012. Audited historical financial statements of HCG, the accounting acquirer, are provided in Exhibit 99.2 of the Form 8-K/A filed on November 26, 2012.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

        Following the guidance contained in FASB ASC 805-40-45-1, the consolidated financial statements of the Company following this reverse acquisition will continue to be issued under the name of the Company as the legal parent, but will reflect a continuation of the financial statements of HCG, because it is the accounting acquirer, with one adjustment, which is to retroactively adjust HCG's legal capital to reflect the legal capital of the Company. As such, the Company is no longer classified as a development stage company, which eliminates the Company's requirement to show inception to date financial information. In addition, comparative information presented for prior periods will consist of HCG financial statements.

Basis of Presentation

        The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Commission. The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States ("GAAP").

        On September 25, 2012 the Company completed a Share Exchange Agreement transaction in which the Company issued 438,086,034 shares of Common Stock to Rochon Capital, in exchange for 100% of the issued and outstanding shares of HCG, at which time it became a wholly-owned subsidiary of the company. Because reverse merger accounting was employed, historical financial statements presented are those of HCG.

        Certain reclassifications between line items of operating expenses have been made to prior periods presented to conform to information provided for the current period, for the purposes of comparability.

Use of Estimates

        The financial statements have been prepared on a GAAP basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Financial Instruments

        The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate fair value because of the relatively short period of time between the originations of these instruments and their expected realization.

        FASB ASC 820, "Fair Value Measurement and Disclosure" ("ASC 820"), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

          Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

          Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

          Level 3—Inputs that are both significant to the fair value measurement and unobservable.

        Fair value estimates are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

        The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

        As of December 31, 2012 and 2011, the fair value of the Company's financial instruments approximate their historical carrying amounts.

Cash and Cash Equivalents

        The Company follows FASB ASC 305, "Cash and Cash Equivalents," and considers currency on hand and demand deposits to be cash, and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

        The Company follows FASB ASC 310-10, "Receivables," and accounts receivable consist of amounts due to HCG for publication advertising and advertising agency services.

        An allowance for doubtful accounts is established for any amounts that may not be collected and is determined from an analysis of accounts receivable aging detail. Receivables are considered past due based on payment terms. HCG does not impose interest or late fee charges on past due receivables. The Company's allowance for doubtful accounts was $8,500 as of December 31, 2012 and 2011.

Advertising

        The Company considers all advertising and related consumable products to be period costs, due to materiality and short-term value of product.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

Inventories

        The Company held no inventory as of December 31, 2012 and 2011.

Property and Equipment

        Property and equipment initially is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). HCG's property consists of equipment purchased for the production of revenues, including general office equipment and is carried at salvage value at December 31, 2012 and 2011. Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).

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

Other Assets

        Per ASC 805-40-55-12, goodwill was calculated in the reverse acquisition as the consideration effectively transferred less the net recognized values of the accounting acquiree's identifiable assets and liabilities. Goodwill of the Company of approximately $2.5 million has been calculated by subtracting the accounting acquiree's assets and liabilities from the fair value of the consideration of $2,674,609. Upon assessment of the nature of the intangible assets and the ongoing operations of the Medical Products Business, the Company determined that the goodwill was impaired upon acquisition and has taken an impairment charge of the full amount of goodwill attributable to the Initial Share Exchange.

        The FASB Codification defines goodwill as "an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized." Given that the fair value of the consideration transferred in the Share Exchange Agreement exceeded the net fair value of the assets and liabilities acquired, goodwill resulted. In accordance with ASC 350-20-35-28, we tested the goodwill and determined that, because the Medical Products business was a development stage business that had not previously generated revenues or net income and was not expected to for some time in the future, we were unable to assess what and how much the future economic benefits were attributable to the goodwill. Recognizing goodwill in such a case would overstate the total asset value of the Medical Products business, so it was determined that the goodwill was impaired as of the date of the acquisition.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

        In addition to goodwill, the Company acquired additional assets related to the Medical Products Business, which were written off after the decision in December 2012 to discontinue the Medical Products Business.

        The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets with a finite useful life are amortized over that finite useful life and intangible assets with an indefinite life are not amortized.

        Long-lived assets such as intangible assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and the fair value of the asset. When fair values are not readily available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The carrying value of the Company's license previously included in intangible assets was written off and included in Loss from Discontinued Operations at December 31, 2012 after the Company decided not to continue in the Medical Products Business.

Revenue Recognition

        The Company follows FASB ASC 605, "Revenue Recognition," and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

          (i) Persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

        The Company's only current revenue source is derived from the activities of HCG. HCG derives its revenue primarily from advertising in Happenings Magazine. HCG also provides advertising agency services such as strategy development, video production, digital marketing, website design and social media, and generates limited revenue from these activities. Additional advertising agency services focus on print and include newsletters, guidebooks, brochures and directories. HCG recognizes revenue as follows:

          1.     Advertising Sales Revenue.    Revenue is recognized when the publication containing the client's advertisement is designed, printed and distributed. Availability to readers is at the point and time of distribution.

          2.     Creative Services Revenue.    In addition to publication duties and responsibilities, HCG provides services much like an advertising agency that offers marketing strategies and advertising campaigns, specifically the design and creation of print materials and publications. Revenue is recognized when the project is complete and the customer is in receipt of the deliverable.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

        HCG has a limited number of paid subscribers to the print version of Happenings Magazine, the revenues from which are less than $3,000 annually. Subscriptions to the print magazine are available in one and two year subscriptions. During the year ended December 31, 2012, HCG's subscription revenue was $2,583.

        Deferred revenue may be recorded if amounts are invoiced in advance to customers for advertisements placed in an upcoming month's publication. Deferred revenue represents unearned and therefore unrecognized amounts, which are later recognized in the month of publication. Generally, creative services are paid for upon project completion.

        Before the acquisition of HCG, the Company had been in the development stage and had yet to realize revenues from planned operations of its Medical Products Business.

Earnings (Loss) Per Share

        Following the guidance contained in FASB ASC 805-40-45-1, the consolidated financial statements of the Company following the reverse acquisition described above will continue to be issued under the name of the Company as the legal parent, but will reflect a continuation of the financial statements of HCG, because it is the accounting acquirer, with one adjustment, which is to retroactively adjust HCG's legal capital to reflect the legal capital of the Company. As such, the Company is no longer classified as a development stage company, which eliminates the Company's requirement to show inception to date financial information. In addition, comparative information presented for prior periods will consist of HCG financial statements.

        The Company follows FASB ASC 260, "Earnings Per Share." Basic net loss per share of common stock is computed by dividing net loss be the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of shares of common stock outstanding utilized in the earnings per share calculations have been adjusted to reflect the reverse acquisition, such that the shares of common stock issued to the former shareholder of HCG have been outstanding in the periods presented and the remaining shares outstanding were issued as of the date of the closing of the Initial Share Exchange under the Share Exchange Agreement.

        All outstanding stock warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive since the Company reported losses.

Income Taxes

        The Company accounts for income taxes pursuant to FASB ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

        The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under federal tax laws.

        Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

        Before becoming a wholly owned subsidiary of the Company, HCG had reported its earnings under the Subchapter S-Corporation election and thereby all taxable income passed through to HCG's shareholders and was taxed at the shareholders' ordinary tax rate. As a result, there had been no provision for income taxes in prior years.

        Temporary differences resulting from accelerated depreciation methods utilized for tax purposes versus straight-line method used for GAAP financial reporting purposes, as well as other temporary tax differences resulting from allowable tax accounting applications, are considered immaterial and therefore no deferred tax asset or liability has been recognized in the periods presented.

Commitments and Contingencies

        The Company follows FASB ASC 450-20, "Loss Contingencies," in accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

        Recent accounting pronouncements applicable to the Company are summarized below. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other" (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact the Company's financial position or results of operations.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income" (Topic 220). This accounting standard defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This ASU does not affect the main provision of ASU 2011-05 which requires companies to present items of net income, other comprehensive income and total comprehensive income in either a single continuous statement or two

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(1) Summary of Significant Accounting Principles (Continued)

consecutive statements. The effective date of ASU 2011-12 is consistent with ASU 2011-05, effective for fiscal years and interim periods beginning after December 25, 2011. The adoption of this standard has not impacted, and is not expected to impact in the future, the Company's financial position or results of operations.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment." ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). The adoption of this standard impacted the Company's financial position and results of operations because the Company tested its goodwill for impairment using this pronouncement, and an impairment charge was recognized as of the date of the Share Exchange Agreement.

        In September 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (ASU 2011-05). This accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.

        In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance has not impacted, and is not expected to impact in the future, the Company's financial position or results of operations.

        Except for rules and interpretive releases of the Commission under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(2) Convertible Notes Payable and Loans Payable

        On December 12, 2012 (the "Issuance Date"), the Company signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the "Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between the Company and RCP V (the "Purchase Agreement"). The Note is (i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to the Company or any direct or indirect subsidiary of the Company, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by the Company. Principal payments of $1,333,333.34 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at the Company's option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

        The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 64,000,000 shares of Common Stock, par value $.001, of the Company ("Common Stock") on a date that is within 380 calendar days of the Issuance Date (the date of the Conversion being referred to as the "Conversion Date"), at a price of $0.33 per share of Common Stock. The Company has agreed, within 365 days of the Issuance Date, to either (i) amend the Company's Articles of Incorporation to increase the number of unissued authorized shares of Common Stock, (ii) reincorporate in Delaware and, as part of such reincorporation, increase the number of unissued authorized shares of Common Stock, and/or (iii) cause the surrender by Rochon Capital of issued and outstanding shares of Common Stock, in each instance necessary to allow the Company to be able to effect the Conversion.

        The Note was, and the shares of Common Stock issued in connection with the Conversion will be, issued by the Company to RCP V pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Note was offered to a limited number of offerees in a transaction not involving a public offering.

        John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company's Chairman and Chief Executive Officer.

(3) Outstanding Warrants

        On May 15, 2012, the Company issued 2,666,666 shares of its restricted Common Stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of that note, the Company granted 1,277,537 warrants to the investor. Each warrant is exercisable into one share of the Company's Common Stock at the price of $0.50 per

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(3) Outstanding Warrants (Continued)

share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and warrants were assumed upon the Share Exchange Agreement.

        On May 16, 2012, the Company issued 2,380,000 shares of its restricted Common Stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note. In connection with the conversion of this note, the Company granted 1,010,137 warrants to the investor. Each warrant is exercisable into one share of the Company's Common Stock at the price of $0.50 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and the warrants were assumed upon the Share Exchange Agreement.

        The Company has warrants that are exercisable into 2,287,674 shares of common stock at the exercise price of $0.50 per share.

        A summary of the status of the Company's outstanding warrants and the changes during 2011 and 2012 is as follows:

	Shares:	Weighted Average Exercise Price
Outstanding, December 31, 2010	—	$—
Granted	—	—

Outstanding, December 31, 2011	—	—

Assumed in Share Exchange Agreement	2,287,674	$0.50
Cancelled	—
Expired	—

Outstanding, December 31, 2012	2,287,674	$0.50

Exercisable, December 31, 2012	2,287,674	$0.50

(4) Common Stock

        As of the date of the Initial Share Exchange, the Company issued 438,086,034 shares of its Common Stock to Rochon Capital. This transaction resulted in the Company's change in control. Additional shares of the Company's Common Stock may be issued to Rochon Capital at the anticipated Second Tranche Closing (as defined in the Share Exchange Agreement).

        Because shares of stock are needed to satisfy the Company's Note obligations to RCP V, the Company may either (i) amend its Articles of Incorporation to increase the number of its authorized and unissued shares of common stock to provide for the full conversion of the Note, (ii) reincorporate to Delaware and, as a part of such reincorporation, cause there to be sufficient authorized shares to provide for the full conversion of the Note, or (iii) cause the surrender by Rochon Capital, the holder of a majority of our issued and outstanding shares of common stock, of a sufficient number of shares of the Company's common stock to effect the full conversion of the Note. If the Company issues shares to satisfy these obligations, the number of issued and outstanding shares of the Company will increase accordingly. If however, Rochon Capital surrenders shares to effect the conversion, then no additional shares of the Company will be issued and outstanding after giving effect to the conversion. Company management continues to evaluate the best method to effect the conversion required by the Note.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(4) Common Stock (Continued)

        Immediately prior to the Initial Share Exchange, the Company had issued and outstanding a total of 49,626,292 shares. These shares were issued at various times throughout the history of the Company, and have been issued for a variety of considerations, including cash payments, convertible notes payable and in exchange for services rendered. In addition the Company had warrants that were exercisable into 2,287,674 shares of common stock outstanding as of the Initial Share Exchange. Detailed information about the individual transactions for such issuances were disclosed by prior management in the Company's Quarterly Reports on Form 10-Q and on Current Reports on Form 8-K related to such issuances.

(5) Related Party Transactions

        On September 27, 2012, Rochon Capital transferred, in a private transaction, 3,000,000 shares of the Company's restricted Common Stock received by Rochon Capital as part of the Initial Share Exchange to each of Kelly Kittrell and Russell Mack. Rochon Capital transferred these shares to Messrs. Kittrell and Mack in exchange for services performed by them to Richmont Holdings, Inc. ("Richmont Holdings") in connection with the Share Exchange Agreement, and, with respect to Mr. Kittrell, for financial management services, and with respect to Mr. Mack, for marketing strategy services, to be performed on behalf of the Company in connection with any direct-selling business conducted by the Company. Each of Messrs. Kittrell and Mack is an employee of an affiliate of Richmont Holdings, a private investment and business management company controlled by Mr. Rochon.

        In October, 2012, the Company entered into a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. The Company has yet to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, the Company has an immediate and continuing need for such acquisition opportunities and advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and is willing to assign and transfer to the Company the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month equal to One Hundred Fifty Thousand dollars ($150,000), which shall increase by $10,000 after six months, and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions, which costs have been expensed in the fourth quarter income statements under legal and professional fees and other administrative costs. The Company has recorded $450,000 in Expense Reimbursement Fees during 2012.

        On December 12, 2012, the Company issued a convertible subordinated unsecured promissory note in the amount of $20,000,000 to RCP V in consideration of the Company's receipt of $20,000,000 from RCP V. The Note is (i) an unsecured obligation of ours and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to us or any direct or indirect subsidiary of ours, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(5) Related Party Transactions (Continued)

us. Principal payments of $1,333,333.34 are due and payable on each anniversary of the issuance date beginning on the third anniversary of the issuance date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the issuance date; provided, however, that interest payable through the third anniversary of the issuance date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the issuance date, the Note may be prepaid, in whole or in part, at any time without premium or penalty. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 64,000,000 shares of Common Stock, par value $.001, of the Company ("Common Stock") on a date that is within 380 calendar days of the issuance date (the date of the Conversion being referred to as the "Conversion Date"), at a price of $0.33 per share of Common Stock. We have agreed, within 365 days of the issuance date, to either (i) amend our Articles of Incorporation to increase the number of unissued authorized shares of Common Stock, (ii) reincorporate in Delaware and, as part of such reincorporation, increase the number of unissued authorized shares of Common Stock, and/or (iii) cause the surrender by Rochon Capital Partners, Ltd., of issued and outstanding shares of Common Stock, in each instance necessary to allow us to be able to effect the Conversion. John Rochon, Jr., one of our directors of the Company and the son of John P. Rochon, our Chairman and Chief Executive Officer, is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, one of our directors, is a limited partner of RCP V.

        Two of the employees of HCG are siblings of Mr. Rochon, the Company's Chief Executive Officer, Chairman of the Board of Directors of the Company (the "Board"), and the controlling person of Rochon Capital, the Company's principal shareholder.

        Each of Paula Mackarey and John P. Rochon is a guarantor of HCG's line of credit with Pennstar Bank.

        The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

(6) Income Taxes

        As of December 31, 2012, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $1.7 million. A valuation allowance equal to the deferred income tax assets has been provided for the period ended December 31, 2012. The net operating loss carry-forwards expire by the year 2032.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(6) Income Taxes (Continued)

        Deferred tax assets and liabilities at December 31, consist of the following:

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$589,000	$525,000
Valuation allowance	(589,000)	(525,000)

Net deferred tax assets	$—	$—

        Income tax benefit differs from the expected statutory rate as follows:

	2012	2011
Expected federal income tax benefit	$64,000	$179,000
Change in valuation allowance	(64,000)	(179,000)

Income tax benefit	$—	$—

        Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carry-forwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period. The net operating loss incurred prior to the Initial Share Exchange is subject to such limitations, and as such have been valued at approximately $546,000. The balance of net operating loss at December 31, 2012 is related to the taxable loss of the Company from September 26, 2012 to December 31, 2012.

        Before becoming a wholly owned subsidiary of the Company, HCG had reported its earnings under the Subchapter S-Corporation election and thereby all taxable income passed through to HCG's shareholders and was taxed at the shareholder's ordinary rates. As a result there has been no provision for income taxes in prior years.

        Temporary differences resulting from accelerated depreciation methods utilized for tax purposes versus straight-line method used for GAAP, a well as other temporary tax differences resulting from allowable tax accounting applications are considered immaterial and therefore no deferred tax asset or liability has been recognized in the periods presented.

(7) Changes in Management

        On September 25, 2012, Thomas DiCicco and Michael DiCicco, the Company's former officers and directors, resigned as officers and directors of the Company and John P. Rochon became the Company's sole director and Chief Executive Officer.

        On November 15, 2012, the Company announced the appointment, effective December 3, 2012, of six additional directors to the Company's Board of Directors.

        On November 30, 2012, John P. Rochon, in his capacity as the sole director of Computer Vision Systems Laboratories, Corp. (the "Company"), elected himself to serve as the Company's President, elected Russell R. Mack to serve as the Company's Vice President, and elected Kelly L. Kittrell to

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Audited)

(7) Changes in Management (Continued)

serve as the Company's Chief Financial Officer and Treasurer, in each case, to serve until his resignation or removal from office.

        On February 8, 2013, the Company announced that Julie Rasmussen had been elected to the Board.

(8) Discontinued Operations

        During the quarter ended December 31, 2012, the Company decided to discontinue operating the Medical Products business. The Company wrote off the remainder of the intangible asset value associated with a license of $236,375 and eliminated an amount payable to retain the license of $51,650, resulting in a net loss from discontinued operations of $184,725.

(9) Subsequent Events

        On March 15, 2013, the Company announced signing a definitive agreement to acquire a controlling interest in The Longaberger Company, a direct-selling business based in Newark, Ohio. The transaction closed on March 18, 2013. Further details of the acquisition are included in our Current Report on Form 8-K filed on March 20, 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        During 2012, the Company's internal controls were ineffective and resulted in a restatement of certain interim financial statements. The Company has enhanced its internal controls subsequent to the change in control during 2012 and has established effective internal controls over financial reporting as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

        During the quarter ended December 31, 2012, our internal control over financial reporting went from ineffective to effective through the hiring of a Chief Financial Officer and the segregation of the duties of the Chief Executive Officer and Chief Financial Officer and a change in the maintenance and supervision of our internal controls over financial reporting. Otherwise, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Below is certain information regarding our directors and executive officers.

Name	Age	Position
John P. Rochon	61	Chief Executive Officer, President and Chairman of the Board of Directors
Kelly L. Kittrell	54	Chief Financial Officer and Treasurer and Director
Russell Mack	61	Vice President and Director
Michael Bishop	64	Director
Tamala L. Longaberger	51	Director
William H. Randall	67	Director
Julie Rasmussen	48	Director
John Rochon Jr.	36	Director

        Our directors and officers serve until their successor is elected and qualified, or until their earlier resignation or removal.

John P. Rochon

        Immediately following the First Tranche Closing, Mr. Rochon became our Chief Executive Officer, President and Chairman of our Board of Directors. Mr. Rochon founded Richmont Holdings in July 2001, and has served as its Chairman since that time. Richmont Holdings is a private investment and business management company that has offered proprietary techniques for operational, financial, strategic business planning, marketing, and sales strategies for small and large companies since 2001.

Since 2007, Richmont Holdings has procured sales and marketing relationships with a variety of companies. Mr. Rochon is the founder of the Rochon Premium Brands line of gourmet foods. Mr. Rochon is an investor in, member of the Board of Directors (since 2008), and member of the Conduct Review and Risk Policy Committee and the Human Resources Committee and the Compensation Committee of Jameson Bank, a chartered "Schedule 1" financial institution regulated under the Federal Bank Act in Canada. Mr. Rochon holds a Bachelor of Science degree in chemistry and biology from the University of Toronto and holds a Master of Business Administration degree from the University of Toronto.

        Since July 2011, Mr. Rochon has been a director of AL International, Inc., a global direct marketer of lifestyle and nutritional products as well as gourmet coffee.

        We believe that Mr. Rochon's extensive functional experience generally, and industry experience in the direct-selling industry, as well as his experience in marketing and brand building, provide us with insight into important issues that we face. His service on other public company boards brings to us important knowledge regarding corporate governance.

Kelly L. Kittrell

        Kelly L. Kittrell, age 54, was appointed our Chief Financial Officer and Treasurer on November 20, 2012 and a director effective December 3, 2012. Mr. Kittrell has served as the Chief Investment Officer of Richmont Holdings since January 2005. Mr. Kittrell has more than 25 years of experience in corporate finance, investments, and mergers and acquisitions. Prior to his position at Richmont Holdings, he provided financial advisory services to clients while at Bank of America as a Managing Director in the Private Company Advisory Services practice and as a Director in the Mergers & Acquisitions practice at Ernst & Young Capital Advisors LLC. Mr. Kittrell is a member of the CFA Institute and obtained the Chartered Financial Analyst designation in 1996. Mr. Kittrell obtained a Master of Business Administration degree from the University of Texas at Austin and a Bachelor of Science degree from the University of Alabama.

        Mr. Kittrell brings a strong business background to us, having worked in corporate finance, investments and mergers and acquisitions. Mr. Kittrell brings to the Board significant strategic, business and financial experience and a broad understanding of the operational, financial and strategic issues that we will face in pursuing our goals. Mr. Kittrell qualifies as an "audit committee financial expert" as such term is defined under applicable SEC rules.

Russell Mack

        Russell R. Mack, age 61, was appointed our Vice President on November 20, 2012 and a director effective December 3, 2012. Mr. Mack has been the Executive Vice President and Chief Marketing Officer at Richmont Holdings for more than ten years. Mr. Mack is a former member of President Ronald Reagan's White House staff with 40 years of experience in the field of communications and marketing. He has served as a senior executive in such companies as Mary Kay Inc., American Airlines, and United Airlines and as a legislative assistant and press secretary in the U.S. Senate and the U.S. House of Representatives. His career also included positions in the U.S. Department of Health and Human Services, the U.S. Department of Education and Temerlin McClain Advertising. He received a Juris Doctor degree from George Washington University Law School and a Bachelor of Arts from American University.

        Mr. Mack brings to our Board extensive executive and senior management experience. He is further qualified for service on our Board because of his relevant direct-selling business expertise and leadership experience acquired through his experience working for Mary Kay Inc.

Michael Bishop

        Michael Bishop, age 64, became a director on December 3, 2012 and is the Chairman of our Audit Committee. Since 2011, he has served as the president of Actiprime, a personal care and healthy lifestyle product development and marketing company and president of ActiTech, a full service third party manufacturer of items such as creams, hair products, OTC drugs, certified NOP Organic food and personal care products, energizing and relaxing drinks and owner of a decontamination process for herbs and other products. The company owns a state-of-the-art, 600,000 square foot manufacturing and warehouse facility, serving customers such as Unilever, TIGI and Estee Lauder. He co-founded Actifirm, a marketer of anti-aging skin care sold in physicians' offices and medi-spas. He founded Active Organics, a leading natural ingredient supplier to the personal care industry, serving as president from 1981 to 2011 before the company was sold to Berkshire Hathaway's Lubrizol Corporation. A chemist holding nine patents, he held development roles with Max Factor, Redken Laboratories, Life Laboratories and Rachel Perry cosmetics. He received his BS and BA degrees from the University of California at Irvine.

        Mr. Bishop brings to the Board extensive knowledge about the personal care industry. His chemistry knowledge will be invaluable when determining products to support.

Tamala L. Longaberger

        Tamala L. Longaberger, age 51, became a director on December 3, 2012. From 1999 to the present, Ms. Longaberger has served as the Chief Executive Officer, Chairman of the Board and a principal shareholder of The Longaberger Company, a 40 year old direct-selling company that offers hand-crafted baskets and other home furnishings. In 2006, President George W. Bush, appointed her chair of the National Women's Business Council, a bipartisan advisory council that recommends policy to the President, Congress and the U.S. Small Business Administration on economic issues important to women business owners. She served as a member of the U.S. delegation to the United Nations Commission on Human Rights and last year was part of a delegation of distinguished Americans who served as observers during free elections in Tunisia. She served on the board of the Woodrow Wilson Center for International Scholars, chaired the U.S. Executive Committee for the 2002 Helsinki Women Leaders Summit, was a board member of the John Glenn Public Policy Institute and has chaired the Direct-Selling Association. She is a member of Ohio Business Roundtable and serves on the Board of the International Republican Institute. She holds a BS degree in business administration from The Ohio State University and is a past chair of the University's board of trustees and recipient of the University's Distinguished Service Award.

        We believe that Ms Longaberger's extensive industry experience in the direct-selling industry provides us with insight into important issues that we will face in that industry. Her experience will be very useful in operating TLC, which is now our majority owned subsidiary.

William H. Randall

        William Randall, age 67, became a director on December 3, 2012 and is the Chairman of our Compensation Committee. He is a 35-year veteran of the direct-selling industry who has served in sales, marketing and other senior executive positions in such companies as Mary Kay Inc., BeautiControl Cosmetics and start-up enterprises funded by Sur la Table and Ross Simons. He is a past board member of the Direct Selling Association and is founder and chairman of Hatch Holdings LLC which, since 1990, has provided strategic planning and tactical support to senior management of direct-selling companies. He received his MBA from Harvard Business School.

        We believe that Mr. Randall's extensive experience in the direct-selling industry, and his executive positions held in direct-selling companies will provide us with insight into important issues that we will face once we commence operations in that industry.

John Rochon, Jr.

        John Rochon, Jr., age 36, became a director on December 3, 2012. Since 2006, he has served as the Vice Chairman and CEO of Richmont Holdings. He has expertise in capital markets and is experienced in financial analysis, mergers and acquisitions, technology and the review, structuring and management of new business opportunities. After receiving his degree in Business Administration from Southern Methodist University, he worked at JP Morgan Chase in New York before returning to Dallas, where for more than a decade he has run the Rochon's family office. He now oversees Richmont Holdings' financial analysis of potential business transactions and plays a leading role in guiding strategic planning for Richmont Holdings.

        Mr. Rochon brings a strong business background to us, having worked in the financial industry for many years. We believe his contacts and relationships in the financial industry and his experience in financial analysis and acquisitions will assist us in executing our strategy to acquire companies in the direct-selling industry.

Julie Rasmussen

        Julie Rasmussen, age 48, became a director on February 8, 2013. During the past five years, she has been the majority owner of Hertz Russia and CEO of Dagmar Associates, a consulting and real estate holding company. From 1992 to 2002 she worked at Mary Kay Cosmetics, serving as the President of Mary Kay Europe and prior thereto as the President of Mary Kay Russia. She has advised companies on doing business in Russia, including RJR Nabisco, Kodak, Johnson & Johnson and Chevron, and has served on the board of the American Chamber of Commerce in Russia as well as president of the Russian Federation of Direct-Selling Companies. She has received numerous awards and honors for her international business achievements.

        She received her BA from the University of Virginia and her MA in international affairs from Columbia University, where she was editor of the Journal of International Affairs.

        We believe that Ms Rasmussen's extensive industry experience in the direct-selling industry, as well as her experience in business experience and contacts in Europe and in particular Russia, provide us with insight into important issues that we face.

Family Relationships

        Ms. Mackarey, the President, Publisher and a member of the Board of Directors of HCG, is the sister of our Chief Executive Officer, President and Chairman of the Board, Mr. Rochon and John Rochon Jr. is the son of Mr. Rochon. There are no other family relationships between any of our directors or officers.

Certain Legal Proceedings

        In June 2009, Nukote International, Inc. ("Nukote"), a privately owned Delaware corporation, and certain of its subsidiaries and its affiliates voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Rochon was Chief Executive Officer, President and a director of Nukote at the time of that filing and held an approximate 59% equity interest in Nukote and its subsidiaries and affiliates.

Corporate Governance and Board Committees

        Our Board of Directors has established an Audit Committee and a Compensation Committee. Our Board of Directors has not established an executive, nominating or governance committees as standing committees, nor has our Board of Directors established other committees performing equivalent functions. Our Board of Directors will be responsible for the matters that would otherwise be performed by those committees. The Audit Committee is comprised of Messrs. Bishop and Kittrell. The Compensation Committee is comprised of Mr. Randall.

Code of Ethics

        We adopted a Code of Ethics. Our Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in conflict-of-interest transactions without our consent. It is attached as Exhibit 14 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

        Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2012 other than: Michael DiCicco, our former Vice President was late in filing two Form 4s; each Form 4 reported one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following Summary Compensation Table sets forth information concerning the compensation paid to or earned by:

        (1)   our principal executive officer;

        (2)   each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2012; and

        (3)   up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2012, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John P. Rochon,	2012	—	—	—	—	—	—	—		—
Chief Executive Officer, President and Chairman of our Board of Directors(1)
Kelly L. Kittrell,	2012	—	—	—	—	—	—	—		—
Chief Financial Officer, Treasurer and Director(2)
Russell Mack,	2012	—	—	—	—	—	—	—		—
Vice President and Director(3)
Paula Mackarey,	2012	$40,000	—	—	—	—	—	$6,000	(4)	$46,000	(4)
President, Publisher and a director	2011	$40,000	—	—	—	—	—	$6,000	(4)	$46,000	(4)
of HCG(1)	2010	$40,000	—	—	—	—	—	$6,000	(4)	$46,000	(4)
Michael DiCicco,	2010	—	—	—	—	—	—	—		—
Vice President and Director(5)	2011	—	—	$1,865,992	—	—	—	—		$1,865,992	(2)
Douglas Miscoll(6)	2010	—	—	—	—	—	—	—		—
	2011	—	—	$230,000	—	—	—	—		$230,000	(3)
David Hostelley(7)	2010	—	—	—	—	—	—	—		—
	2011	—	—	$8,400	—	—	—	—		$8,400	(4)

(1)
Mr. Rochon was appointed as our Chief Executive Officer and President immediately after the consummation of the Initial Share Exchange on September 25, 2012. Mr. Rochon currently is not receiving, and has not received, compensation for service as our Chief Executive Officer.

(2)
Mr. Kittrell was appointed as our Chief Financial Officer on November 20, 2012. Mr. Kittrell has not received and is not receiving compensation for his services as Chief Financial Officer because he is compensated by a related party that benefits from the Expense Reimbursement fees paid by the Company.

(3)
Mr. Mack was appointed as our Vice President on November 20, 2012. Mr. Mack has not received and is not receiving compensation for his services as Vice President because he is compensated by a related party that benefits from the Expense Reimbursement fees paid by the Company.

(4)
Ms. Mackarey is the President, Publisher, and a member of the Board of Directors of HCG, She currently receives, and has received during fiscal years 2012 and 2011, from HCG an automobile allowance of $500 each month, or $6,000 annually.

(5)
Mr. DiCicco resigned from all positions that he held with the Company on September 25, 2012. On July 28, 2011, we issued 1,444,000 shares of our restricted Common Stock for services rendered by Michael DiCicco, our then Vice President and Director, which we valued at $0.248 per share. On March 7, 2012, we issued 6,556,000 additional restricted shares to Michael DiCicco for services rendered and to be rendered as our Vice President and director from January 1, 2012 to December 31, 2016, which we valued at $0.23 per share. At the First Tranche Closing, Michael DiCicco resigned as a director and, as of such time, all shares issued for future service to him were deemed earned. Michael DiCicco has no further obligation to provide services to us.

(6)
Mr. Miscoll resigned from all positions that he held with the Company on September 25, 2012. On March 7, 2012, we issued 1,000,000 shares of our restricted Common Stock to our director, Douglas Miscoll, for services to be rendered as our director from March 8, 2012 to March 8, 2016, which we valued at $0.23 per share. At the First Tranche Closing, Mr. Miscoll resigned as a director and, as of such time, all shares issued for future service to him were deemed earned. Mr. Miscoll has no further obligation to provide services to us.

(7)
Mr. Hostelley resigned from all positions that he held with the Company on September 25, 2012. On March 10, 2011, we issued 200,000 shares of our restricted Common Stock to David Hostelley, a former officer, which we valued at $8,400.

        The disclosures in this section regarding prior management are based on disclosures previously made by our prior management in the Company's Schedule 14f-1 filed with the SEC on September 10, 2012.

Options Grants During the Last Fiscal Year / Stock Option Plans

        No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs, have been made to any executive officer or director during the fiscal year ended December 31, 2012 or, as of the date of this Annual Report, during the current fiscal year.

Aggregated Options Exercises in Last Fiscal Year

        No stock options were exercised by any of our officers or directors during the fiscal year ended December 31, 2012 or, as of the date of this Annual Report, during the current fiscal year.

Long-Term Incentive Plans and Awards

        We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of our officers, directors, employees or consultants during the fiscal year ended December 31, 2012 or, as of the date of this Annual Report, during the current fiscal year.

  Employment Agreements

        On March 18, 2013, we entered into an employment agreement with Tamala L. Longaberger (the "Agreement"), pursuant to which Ms. Longaberger will continue to serve as Chief Executive Officer of TLC, our majority-owned subsidiary.

  Employment Agreement with Tamala L. Longaberger

        The Agreement contains an initial ten-year term and automatically renews for additional one-year periods, subject to earlier termination as set forth in the Agreement or notice of non-renewal, delivered within 30 days of the end of the then-applicable term, by us or Ms. Longaberger. If we elect not to extend the initial term or any renewal term of the Agreement, that election constitutes termination without Good Cause (as defined below). If Ms. Longaberger elects not to extend the Agreement during the initial term or any renewal term, that election constitutes termination by Ms. Longaberger without Good Reason (as defined below).

        The Agreement defines "Good Cause" as: (1) any conviction of a felony, including any plea of guilty or no contest; (2) an act of fraud, embezzlement, theft, dishonesty, disloyalty, or moral turpitude relating to TLC; (3) a failure to comply with TLC's "Code of Ethics and Business Conduct" policy; (4) failure to follow a direct, reasonable, and lawful order from TLC's Board of Directors within the reasonable scope of Ms. Longaberger's position, subject to a 30-day cure period; (5) material breach of any written policy or procedure of TLC; or (6) the failure to perform substantially any material duties, subject to a 30-day cure period.

        "Good Reason" exists under the Agreement if, without Ms. Longaberger's written consent, TLC: (1) reduces or decreases Ms. Longaberger's base salary or incentive bonus opportunity level, unless such reduction or decrease is in connection with an across-the-board reduction or decrease in the base salaries or incentive bonus opportunity levels of all TLC's other senior level executives; (2) reduces, decreases or diminishes the nature, status, or duties and responsibilities of Ms. Longaberger from those in effect on the Effective Date, and such reduction, decrease, or diminution is not reasonably related to or the result of an adverse change in Ms. Longaberger's performance of assigned duties and responsibilities; (3) hires an executive senior to Ms. Longaberger; or (4) requires Ms. Longaberger to perform regularly her duties and responsibilities at, or relocate Ms. Longaberger's principal place of employment to, a location more than 50 miles from Newark, Ohio. Ms. Longaberger must notify TLC of the existence of an event or condition constituting Good Reason within 90 days of the initial existence of the event or condition, subject to a 30-day cure period.

        The Agreement terminates automatically upon Ms. Longaberger's death or disability. In such event, Ms. Longaberger (or as applicable, her designated beneficiary or personal representative or estate) will be entitled to receive earned and unpaid base salary, unreimbursed business expenses, and certain other specified benefits due through the date of termination, and any life insurance, disability insurance, or retirement plan benefits due under the terms of the applicable policies or plans.

        TLC may, upon written notice to Ms. Longaberger, immediately terminate the Agreement at any time for Good Cause, in which case Ms. Longaberger will be entitled to receive earned and unpaid base salary, unreimbursed business expenses, and certain other specified benefits due through the date of such termination, and no other benefits.

        TLC may, upon 15 days' written notice, terminate the Agreement without Good Cause, and Ms. Longaberger may, upon 30 days' written notice, terminate the Agreement for Good Reason. In either such event, subject to her execution of a release of claims, Ms. Longaberger will be entitled to receive: (1) earned and unpaid base salary, unreimbursed business expenses, and certain other specified benefits due through the date of such termination; (2) one and one-half times the aggregate of Ms. Longaberger's base salary plus an incentive bonus at the target rate in effect as of the date of such termination, payable in 39 equal monthly installments; (3) any incentive bonus for the fiscal year in which such termination occurs pro-rated through the date of such termination, provided, however, Ms. Longaberger will not receive any portion of an incentive bonus unless our Board of Directors (the "Board") determines that Ms. Longaberger would have been entitled to receive such incentive bonus for the fiscal year in which such termination occurred; (4) continuation of the medical and dental benefits for a period of 18 months from the date of such termination, with TLC paying such portions of the applicable premiums as it would have paid had Ms. Longaberger continued to be a full-time active employee of TLC for such period; and (5) payment of outplacement services for 12 months, subject to a $15,000 cap.

        Ms. Longaberger may, upon 15 days' written notice to TLC, terminate the Agreement without Good Reason. At TLC's request, Ms. Longaberger will continue to work exclusively for TLC during such 15 day period. Upon termination, Ms. Longaberger will be entitled to receive earned and unpaid base salary, unreimbursed business expenses, and certain other specified benefits due through the date of such termination.

        Upon a termination event, TLC will pay monies owed to Ms. Longaberger (or as applicable, her designated beneficiary or personal representative or estate) for earned and unpaid base salary, unreimbursed business expenses, and certain other specified accrued benefits, in a lump sum on TLC's next regular payday after the date of termination, subject to required withholdings. TLC's payment of the other termination amounts is conditioned on Ms. Longaberger's execution of a release of claims.

        Ms. Longaberger is eligible to participate in the benefit plans TLC provides to its senior executives. Premiums incurred in connection with Ms. Longaberger's participation in such benefits will be borne by TLC and Ms. Longaberger in accordance with TLC's normal policies. The Agreement provides Ms. Longaberger with eight weeks of paid vacation each year, which, if not taken, does not carry over to subsequent years. Upon termination of her employment for any reason, any unused vacation days are forfeited. Ms. Longaberger is entitled to a vehicle allowance and reimbursement for her business expenses in accordance with TLC's standard policies. Ms. Longaberger's initial base salary is $850,000, subject to adjustment by the Board, and she is entitled to an incentive bonus based on, among other things, TLC's operating results for and Ms. Longaberger's performance during each fiscal year. The incentive bonus is a percentage of Ms. Longaberger's base salary, and her target bonus is 50% of her base salary, subject to adjustment by the Board.

        Ms. Longaberger's compensation and benefits under the Agreement cease, as applicable, upon the later of (1) the termination date of the then-applicable term of the Agreement, (2) the expiration date of coverage under the terms of the applicable plan document, or (3) the expiration date of coverage for such benefits by TLC upon certain events described in the Agreement, such as death or disability.

        If we adopt a stock option, equity, or other benefit plan for its and its subsidiaries' executives, the Agreement entitles Ms. Longaberger to receive annual equity awards. Awards vest 25% on each anniversary of the Effective Date. The grants are forfeited if Ms. Longaberger is terminated for Good Cause or voluntarily resigns (but the vested portion will not be forfeited if she is terminated without

Good Cause or resigns for Good Reason before the fourth anniversary of the Effective Date). The vesting of the grant accelerates upon the occurrence of a change of control, as defined in any equity plan or award. Ms. Longaberger's equity awards will be in the form of "restricted stock" granted at fair market value (as determined by the Board) on the date of grant or a non-qualified stock option with an exercise price per share equal to the fair market thereof (as determined by the Board) on the date of grant.

        Under the Agreement, for the longer of three years following termination or five years from March 15, 2013, Ms. Longaberger may not be employed by, consult for, or otherwise act on behalf of any business that competes with TLC. In addition, for two years following her employment with TLC, Ms. Longaberger may not solicit any employees to cease employment with TLC or any subsidiary or successor.

        If Ms. Longaberger breaches the restrictive covenants in the Agreement, (1) her restricted stock awards are forfeited, (2) TLC has no obligation to make any further payments to Ms. Longaberger of any nature, and (3) TLC will be entitled to receive the return of any payments that were made to her in the previous 12 months, as well as the value of any restricted stock awards that may have vested during the past 12 months from the date of her termination to the date on which a court or arbitration panel held or found the non-compete to have been violated, as set forth in the Agreement.

DIRECTOR COMPENSATION

        Beginning in March 2013, we began compensating our independent directors at a rate of $50,000 per year, payable monthly. Our independent directors are Michael Bishop, William Randall and Julie Rasmussen. No compensation was paid during 2012 to any of our directors, including our independent directors, for their service as director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table lists the number of shares of our Common Stock that are beneficially owned as of March 28, 2013 by (i) each of our officers and directors; (ii) all officers and directors as a group, and (iii) each person or entity known to us to then be the beneficial owner of more than 5% of our outstanding Common Stock. The address for each beneficial owner is 2400 North Dallas Parkway, Suite 230, Plano, Texas 75093.

        The percentages below are calculated based on 487,712,326 shares of our Common Stock being issued and outstanding as of March 28, 2013.

Name and Address of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon (1)	Chief Executive Officer/Chairman of the Board of Directors	341,836,034	70%
Kelly Kittrell (2)	Chief Financial Officer	341,836,034	70%
Russell Mack (3)	Vice President	341,836,034	70%
Michael Bishop		0	*
Tamala Longaberger(4)		0	*
William Randall		0	*
John Rochon, Jr.(5)		24,750,000	5%
Julie Rasmussen		0	*
All directors, named executive officers and other officers as a group (8)		366,586,034	75%
5% Shareholders
Rochon Capital Partners, Ltd. (6)		341,836,034	70%
John Rochon Management, Inc. (7)		341,836,034	70%
Richmont Street LLC(8)		0	*
Richmont Capital Partners V LP(8)		0	*
The William John Philip Rochon 2010 Dynasty Trust (9)		24,750,000	5%
The Heidi Rochon Hafer 2010 Dynasty Trust (10)		24,750,000	5%
Heidi Rochon Hafer(10)		24,750,000	5%
The Lauren Rochon Eidsvig 2010 Dynasty Trust (11)		24,750,000	5%
Lauren Rochon Eidsvig(10)		24,750,000	5%

(1)
Includes 750,000 shares of common stock issued directly to John Rochon Management, Inc. ("JRMI") and 335,086,034 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for John Rochon also includes an additional 3,000,000 shares issued directly to each of Mr. Kittrelll and Mr. Mack. Does not include an additional 504,813,514 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include shares of common stock to be issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. The note is convertible into shares of common stock at a conversion price of $.20 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 32,500,000.

(2)
Includes 3,000,000 shares owned by Mr. Kittrell. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Kittrell also includes an additional 3,000,000 shares issued directly to Mr. Mack, 750,000 shares of common stock issued directly to JRMI and 335,086,034 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Kittrell disclaims ownership of all shares other than the 3,000,000 shares directly owned by him. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement.

(3)
Includes 3,000,000 shares owned by Mr. Mack. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Mack also includes an additional 3,000,000 shares issued directly to Mr. Kittrell, 750,000 shares of common stock issued directly to JRMI and 335,086,034 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Mack disclaims ownership of all shares other than the 3,000,000 shares directly owned by him. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement.

(4)
Does not include shares of common stock to be issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee. The note is convertible into shares of common stock at a conversion price of $.20 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 32,500,000. The note automatically converts to common stock 15 days after the date that the shares of common stock to be issued are available.

(5)
Includes 24,750,000 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Does not include shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $.33 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 64,000,000. The note automatically converts to common stock 15 days after the date that the shares of common stock to be issued are available.

(6)
Includes 335,086,034 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 750,000 shares issued directly to JRMI, and an additional 3,000,000 shares issued directly to each of Mr. Kelly Kittrell and Mr. Russell Mack. Does not include an additional 504,813,514 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include shares of common stock to be issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. The note is convertible into shares of common stock at a conversion price of $.20 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 32,500,000.

(7)
Includes 750,000 shares of common stock issued directly to JRMI and 335,086,034 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for JRMI also includes an additional 3,000,000 shares issued directly to each of Mr. Kittrell and Mr. Mack. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing. Does not include shares of common stock to be issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. The note is convertible into shares of common stock at a conversion price of $.20 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 32,500,000.

(8)
Does not include, shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $.33 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 64,000,000. The note automatically converts to common stock 15 days after the date that the shares of common stock to be issued are available. Richmont Street LLC is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street LLC.

(9)
Includes 24,750,000 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Does not include, shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $.33 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 64,000,000. The note automatically converts to common stock 15 days after the date that the shares of common stock to be issued are available. Richmont Street LLC is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street LLC.

(10)
Heidi Rochon Hafer is the sole trustee of The Heidi Rochon Hafer 2010 Dynasty Trust and as such is deemed to be the beneficial owner of such shares.

(11)
Lauren Rochon Eidsvig is the sole trustee of The Lauren Rochon Eidsvig 2010 Dynasty Trust and as such is deemed to be the beneficial owner of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

        On March 7, 2012, we issued 1,000,000 shares of our restricted Common Stock to our then director, Douglas Miscoll, for future service as our director. All shares issued to Mr. Miscoll for future service subsequently were deemed fully earned. Mr. Miscoll has no further obligation to provide services to us.

        On May 15, 2012, we issued 2,666,666 shares of our restricted Common Stock to an investor in satisfaction of $250,000 in principal and $16,666 in interest due to him pursuant to a convertible note. In connection with the conversion of this Note, the Company granted the investor 1,277,537 warrants exercisable for 2 years into shares of the Company's common stock at a price of $.50 per share.

        On May 16, 2012, we issued 2,380,000 shares of restricted Common Stock to an investor in satisfaction of $225,000 in principal and $13,000 in interest due to him pursuant to a convertible note. In connection with the conversion of this Note, the Company granted the investor 1,010,137 warrants exercisable for 2 years into shares of the Company's common stock at a price of $.50 per share.

        On September 27, 2012, Rochon Capital transferred, in a private transaction, 3,000,000 shares of restricted Common Stock received by Rochon Capital as part of the Initial Share Exchange to each of Kelly Kittrell and Russell Mack. Rochon Capital transferred these shares to Messrs. Kittrell and Mack in exchange for services performed by them to Richmont Holdings in connection with the Share Exchange Agreement, and, with respect to Mr. Kittrell, for financial management services, and with respect to Mr. Mack, for marketing strategy services, to be performed on behalf of the Company in connection with any direct-selling business conducted by us. Each of Messrs. Kittrell and Mack is an employee of an affiliate of Richmont Holdings.

        In October 2012, CVSL entered into a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. The Company has yet to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, it has an immediate and continuing need for such acquisition opportunities and advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and is willing to assign and transfer to the Company the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month equal to One Hundred Fifty Thousand dollars ($150,000), which shall increase by $10,000 after six months, and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions, which costs have been expensed in the fourth quarter income statements under legal and professional fees and other administrative costs.

        On December 12, 2012, we issued a convertible subordinated unsecured promissory note in the amount of $20,000,000 to Richmont Capital Partners V L.P. in consideration of our receipt of $20,000,000. The Note is (i) an unsecured obligation of ours and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to us or any direct or indirect subsidiary of ours, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by us . Principal payments of $1,333,333.34 are due and payable on each anniversary of the issuance date beginning on the third anniversary of the issuance date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the issuance date; provided, however, that interest payable through the third anniversary of the issuance date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the issuance date, the Note may be prepaid, in whole or in part, at any time without premium or penalty. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted, on a mandatory basis (the "Conversion"), into no more than 64,000,000 shares of Common Stock, par value $.0001, of the Company ("Common Stock") on a date that is within 380 calendar days of the issuance date (the date of the Conversion being referred to as the "Conversion Date"), at a price of $0.33 per share of Common Stock. We have agreed, within 365 days of the issuance date, to (i) amend our Articles of Incorporation to increase the number of unissued authorized shares of Common Stock, (ii) reincorporate in Delaware and, as part of such reincorporation, increase the number of unissued authorized shares of Common Stock, and/or (iii) cause the surrender by Rochon Capital Partners, Ltd., of issued and outstanding shares of Common Stock, in each instance necessary to allow us to be able to effect the Conversion. John Rochon, Jr., one of our directors of the Company and the son of John P. Rochon, our Chairman and Chief Executive Officer, is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, one of our directors is a limited partner of RCP V.

        At December 31, 2012, HCG had a related party shareholder payable of $25,241 related to a loan made by HCG's former shareholder, Rochon Capital, to HCG for working capital. Two of the employees of HCG are siblings of Mr. Rochon, our Chief Executive Officer, Chairman of our Board, and the controlling person of Rochon Capital, our principal shareholder. Each of Paula Mackarey and John P. Rochon is a guarantor to HCG's line of credit with Pennstar Bank.

        During the year ended December 31, 2012, HCG paid employee compensation of $40,000 and $53,000 to two of the siblings of John P. Rochon, our Chairman, President and Chief Executive Officer.

        On March 18, 2013 we completed our acquisition of a controlling stake in the voting stock of TLC. The President and CEO of TLC is Tamala Longaberger, a member of our Board of Directors.

        In consideration of our acquisition of a majority of the shares of TLC stock, we issued to a trust of which Tamala Longaberger is the trustee a $6,500,000 Convertible Subordinated Unsecured Promissory Note, and, we issued to TLC, a $4,000,000 Unsecured Promissory Note, dated March 14, 2013, payable in monthly installments.

        On March 18, 2013, we entered into an employment agreement with Tamala L. Longaberger, pursuant to which Ms. Longaberger will continue to serve as Chief Executive Officer of TLC, our majority-owned subsidiary.

Director Independence

        We currently are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of our Board of Directors be independent. Our Board of Directors has determined that Mr. Bishop, Mr. Randall, and Ms. Rasmussen are "independent" directors under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our Board of Directors has chosen to use for the purposes of the determining independence, as the OTC Markets OTCQB does not provide such a definition.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in independent registered public accounting firm

        Effective December 14, 2012, the Company engaged PMB Helin Donovan, LLP CPAs ("PMBHD") of Dallas, Texas, an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as its new independent registered public accounting firm and dismissed Peter Messineo, CPA ("PM") from serving as the Company's independent accountants. The Company's Board of Directors unanimously recommended that the Company change audit firms, directed the process of review of candidate firms and made the final decision to engage PMBHD.

        The reports of PM on the financial statements of the Company for the years ended December 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that each of those reports did contain an explanatory paragraph as to the existence of substantial doubt regarding the Company's ability to continue as a going concern. In connection with its audits of the year ended December 31, 2011 and 2010 and reviews of the Company's financial statements through September 30, 2012, as well as the interim period ended December 14, 2012, there were no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PM, would have caused them to make reference thereto in their report on the financial statements for such years. During the years ended December 31, 2011 and 2010 and the interim period through December 14, 2012, there have been no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

        During the years ended December 31, 2011 and 2010 and prior to December 14, 2012 (the date of the new engagement), neither the Company nor anyone on our behalf consulted with PMBHD regarding (i) the application of accounting principles to a specified transaction, other than as described in the paragraph below, (ii) the type of audit opinion that might be rendered on the Company's financial statements by PMBHD, and neither written nor oral advice provided by PMBHD was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

        The Company consulted with PMBHD regarding the Company's responses to SEC comment letters and the application of accounting principles to business combination accounting. PMBHD provided accounting guidance and oral advice and did not issue any written report.

Audit Committee Pre-Approval Policy

        The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee's responsibilities under the Exchange Act. During fiscal year ended December 31, 2012, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

        The Audit Committee engaged PMBHD to perform an annual audit of the Company's financial statements for the fiscal year ended December 31, 2012. PM performed the audit of the financial statements as of December 31, 2011, and the interim quarterly reviews up through and including

September 30, 2012. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last two fiscal years:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Audit fees	$—	(a)	$3,000
Audit related fees	12,600		—
Tax fees	—		—
All other fees	—		—
	$12,600		$3,000

  •
  "Audit Fees" are fees paid for professional services for the audits of our financial statements.

  (a)
  No audit fees were incurred or billed by PMBHD for the audit for the year ended December 31, 2012 as of December 31, 2012

  •
  "Audit-Related fees" are fees billed by PMBHD and PM to us for services not included in the first category, specifically, SAS 100 interim quarterly reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

  •
  "Tax Fees" are fees primarily for tax compliance in connection with filing US and state income tax returns.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
10.3
Purchase Agreement, dated March 15, 2013, by and among Computer Vision Systems Laboratories, Corp., The Longaberger Company, TMRCL Holding Company, TMRCL Holding LLC, and The Longaberger Company Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.4
Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.5
Subscription Agreement, dated March 14, 2013, by and between the Company and The Longaberger Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.6
Promissory Note, dated March 14, 2013, in the original principal amount of $4,000,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).

10.7	Guarantee Agreement, dated March 14, 2013, made by Computer Vision Systems Laboratories, Corp (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.8
Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger. Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 22, 2013).++
10.9
Convertible Subordinated Unsecured Promissory Note, dated December 12, 2012, in the original principal amount of $20,000,000, from Computer Vision Systems Laboratories, Corp., a Florida corporation (as Maker), to Richmont Capital Partners V LP, a Texas limited partnership (as Payee) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 18, 2012).
10.10
Convertible Subordinated Unsecured Note Purchase Agreement, dated December 12, 2012, by and between Computer Vision Systems Laboratories, Corp., a Florida corporation, and Richmont Capital Partners V LP, a Texas limited partnership (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on December 18, 2012).
10.11	Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., a Texas corporation*
14	Code of Business Conduct and Ethics.*
21	List of Subsidiaries.*
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith

++
Management contract

        As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.
By:	/s/ JOHN P. ROCHON John P. Rochon Chief Executive Officer, President and Chairman (Principal Executive Officer)
Date: March 29, 2013
By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: March 29, 2013

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	By:	/s/ JOHN P. ROCHON John Rochon Chief Executive Officer, President and Chairman (Principal Executive Officer and Chairman)
Date: March 29, 2013	By:	/s/ JOHN ROCHON, JR. John Rochon, Jr. Director
Date: March 29, 2013	By:	/s/ WILLIAM RANDALL William Randall Director
Date: March 29, 2013	By:	/s/ TAMALA LYNN LONGABERGER Tamala Lynn Longaberger Director
Date: March 29, 2013	By:	/s/ MICHAEL BISHOP Michael Bishop Director

Date: March 29, 2013	By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer and Director
Date: March 29, 2013	By:	/s/ RUSSELL MACK Russell Mack Vice President and Director
Date: March 29, 2013	By:	/s/ JULIE RASMUSSEN Julie Rasmussen Director