Form 10-Q
period 2013-03-31
Computer Vision Systems Laboratories Corp.
filed 2013-05-15
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 13, 2013, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Computer Vision Systems Laboratories, Corp.

PART I.  Financial Information

Item 1.  Financial Statements

Computer Vision Systems Laboratories, Corp.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,701,188	$19,032,392
Accounts receivable (less allowance for doubtful accounts)	318,792	100,769
Inventory	19,687,700	—
Prepaid expenses and other	818,358	20,859
Total current assets	39,526,038	19,154,020
Property, plant and equipment, net of accumulated depreciation	28,221,570	1,514
Other assets	304,204	—
Total assets	$68,051,812	$19,155,534

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable - trade	$6,889,559	$409,643
Accounts payable - related party	257,941	416,670
Line of credit payable	9,763,564	22,653
Deferred revenue	4,023,108	60,548
Current portion of long-term debt	1,494,142	—
Other current liabilities	4,010,033	18,375
Total current liabilities	26,438,347	927,889
Long-term debt	34,843,655	20,041,644
Total liabilities	61,282,002	20,969,533
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized - 0 - issued and outstanding	—	—
Common stock, par value $0.0001 per share, 490,000,000 shares authorized; 487,712,326 and 487,712,326 shares issued and outstanding, respectively	48,771	48,771
Additional paid-in capital	2,691,942	2,691,942
Accumulated deficit	(5,803,826)	(4,554,712)
Total stockholders’ equity (deficit) attributable to CVSL	(3,063,113)	(1,813,999)
Stockholders’ equity attributable to noncontrolling interest	9,832,923	—
Total stockholders’ equity (deficit)	6,769,810	(1,813,999)
Total liabilities and stockholders’ equity	$68,051,812	$19,155,534

See notes to unaudited consolidated financial statements.

Computer Vision Systems Laboratories, Corp.

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2013*	2012

Gross sales	$4,172,334	$238,674
Program costs and discounts	(1,524,624)	—
Net sales	2,647,710	238,674
Costs of sales	1,424,669	67,088
Gross profit	1,223,041	171,586

Selling, general and administrative	2,211,714	160,277
Operating profit (loss)	(988,673)	11,309

Interest expense, net	236,996	264
Net income (loss)	(1,225,669)	11,045

Net income attributable to noncontrolling interest	23,445	—
Net income (loss) attributed to CVSL	$(1,249,114)	$11,045

Basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	487,712,326	438,086,034
Net earnings (loss) per share attributable to CVSL	$—	$—

* Includes a full quarter of CVSL and HCG but only 13 days of results for TLC. Please see footnote (2).

See notes to unaudited consolidated financial statements.

Computer Vision Systems Laboratories, Corp.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2013	2012
Operating activities:
Net (loss) income	$(1,225,669)	$11,045
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	239,577	—
Interest expense	236,996	264
Changes in certain assets and liabilities:
Accounts receivable	41,579	16,062
Inventory	205,040	—
Prepaid expenses and other	(63,093)	113
Accounts payable and accrued expenses	88,934	(3,595)
Accounts payable - related party	(158,729)	—
Deferred revenue	(169,826)	(21,670)
Net cash (used in) provided by operating activities	(805,191)	2,219
Investing activities:
Cash acquired in acquisition	84,062	—
Financing activities:
Line of credit, net change	421,299	(486)
Repayments on long-term debt	(31,374)	—
Net cash used in investing activities	389,925	(486)
Increase (decrease) in cash	(331,204)	1,733
Cash and cash equivalents at beginning of year	19,032,392	10,766
Cash and cash equivalents at end of year	$18,701,188	$12,499

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible note issued related to acquisition	6,500,000	—
Promissory note issued related to acquisition	4,000,000	—

Computer Vision Systems Laboratories, Corp.

Notes to the Financial Statements (Unaudited)

(1) General

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K filed by Computer Vision Systems Laboratories, Corp.  (“CVSL,” and together with its consolidated subsidiaries, the “Company”) with the Securities and Exchange Commission (“SEC” or “the Commission”) for the year ended December 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of income, statements of changes in stockholders’ equity (deficit) and cash flows for the periods indicated. Certain amounts for the prior year have been reclassified to conform to the 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The financial statements have been prepared on a GAAP basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Accounting and Disclosure Changes

The Company has not made any significant accounting and disclosure changes for the three months ended March 31, 2013.

Business Overview and Current Plans

CVSL seeks to acquire companies primarily in the direct-selling business and companies potentially engaging in businesses related to direct-selling.  On March 18, 2013, the Company acquired a controlling interest in The Longaberger Company (“TLC”).  TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives.  TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.  TLC also owns a premier golf course near its corporate headquarters and manufacturing and distribution campus.

The Company owns 100% of Happenings Communications Group, Inc. (“HCG”).  HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania.  HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses. Services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable “in-house” resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes, generally in the range of $100 million or more in annual revenue. We do not plan to limit our acquisition opportunities to companies of this size, as we will periodically evaluate smaller companies in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. We generally plan to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties and can, in our opinion, be strengthened by improved strategic and tactical guidance. We generally will focus on companies that have product lines for the home, for health and wellness, and for beauty.

(2) Acquisitions, Dispositions and Other Transactions

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6,500,000 convertible note and a $4,000,000 promissory note.  The Company incurred acquisition related costs of approximately $338 thousand recorded during the fourth quarter of 2012 and $138 thousand during the first quarter of 2013. The costs were recorded in selling, general and administrative expenses in the consolidated income statements.  The acquisition is being accounted for under the purchase method of accounting and as of March 18, 2013 TLC is a consolidated subsidiary of the Company.  The following summary represents the fair value of TLC’s balance sheet and is subject to change following managements’ final evaluation of the fair value assumptions.

Opening balance sheet:

March 18, 2013
Assets
Current assets:
Cash and cash equivalents	$84,062
Accounts receivable	259,602
Inventory	19,892,740
Prepaid expenses and other	1,074,420
Total current assets	21,310,824
Property, plant and equipment	28,469,390
Other assets	3,946,570
Total assets	$53,726,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable - trade	$6,383,107
Accounts payable - related party	—
Line of credit payable	9,319,612
Customer advanced payments	4,132,386
Current portion of long-term debt	354,390
Other current liabilities	3,962,045
Total current liabilities	24,151,540
Long-term debt	9,265,766
Total liabilities	33,417,306
Stockholders’ equity:
Stockholders’ equity attributable to CVSL	10,500,000
Stockholders’ equity attributable to noncontrolling interest	9,809,478
Total stockholders’ equity	20,309,478
Total liabilities and stockholders’ equity	$53,726,784

The acquisition did not result in recognition of any intangible assets or goodwill.

TLC Results from Operations

The following table presents the operating results of TLC included in the Company’s consolidated statements of operations for the 13 day period beginning March 19, 2013 to March 31, 2013.

Gross sales	$3,902,854
Program costs and discounts	(1,524,624)
Net sales	2,378,230
Costs of sales	1,340,229
Gross profit	1,038,001

Selling, general and administrative	951,972
Operating profit	86,029

Interest expense, net	37,488
Net income	48,541

Net earnings attributable to noncontrolling interest	23,445
Net earnings attributed to CVSL	$25,096

Pro forma Results

The following table presents the unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2013 and 2012, respectively.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place as of January 1, 2013 and 2012, respectively.

	Three months ended
	March 31, 2013*	March 31, 2012
Gross sales	$20,141,952	$24,002,207
Gross profit	5,133,580	4,519,011
Operating loss	(3,662,865)	(3,260,583)
Net loss	(4,149,395)	(4,140,433)
Net loss attributed to CVSL	(2,796,906)	(2,135,269)

Basic and diluted loss per share:
Weighted average common share outstanding	487,712,326	438,086,034
Net loss per share attributable to CVSL	$(0.01)	$—

* Excludes purchase accounting adjustments.

Seasonality

TLC historically experiences seasonality in its revenues.  Generally, the best quarter for gross revenues is the fourth quarter, boosted by the traditional holiday shopping season and events such as Halloween and Thanksgiving.  The next best quarter is the third quarter, as historically, TLC generates renewed excitement among Home Consultants after the traditional Longaberger Bee sales meeting, held annually in late July, and the subsequent introduction of the Fall WishList catalog.  The chart below shows total gross revenue for TLC for the last four quarters.

(in millions)	Gross sales
Q2FY12	$25.4
Q3FY12	26.9
Q4FY12	36.8
Q1FY13	19.9
Total	$109.0

(3) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.  Inventory consisted of the following:

	March 31, 2013	December 31, 2012
Raw material and supplies	$2,833,795	$—
Work in process	376,754	—
Finished goods	16,477,151	—
	$19,687,700	$—

(4) Property, plant and equipment

Property, plant and equipment are stated at fair value as of the date of the acquisition of TLC or cost and are depreciated using a straight-line method over the estimated useful lives of the assets.  The company assigns each fixed asset a useful life ranging from 5 to 31 years for buildings and improvements and 3 to 10 years for equipment. Repair and maintenance costs are expensed as incurred.  Depreciation expense was $239,577 and $0 for three months ended March 31, 2013 and 2012, respectively.

Approximately $3.4 million of the real property acquired in the TLC acquisition is not likely to be utilized for operations by either TLC or other direct selling operations and are being actively marketed by the Company and were recorded at fair value upon acquisition.  The Company has not classified these assets as held for sale within current assets due to the uncertainty of the amount of time required to complete the asset sales.  As such, the Company will continue to report the assets within property, plant and equipment until management believes we will be able to meet the one-year requirement to complete the sale of assets.

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Land and improvements	$5,327,862	$—
Buildings and improvements	22,008,583	—
Equipment	1,121,863	34,562
Construction in progress	56,111	—
	28,514,419	34,562
Less accumulated depreciation	292,849	33,048
	$28,221,570	$1,514

(5) Long-term debt and other financing arrangements

The Company’s long-term borrowing consisted of the following:

Description	Interest rate	March 31, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note - Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,238,904	$20,041,644
Convertible Subordinated Unsecured Promissory Note - The Tamala L. Longaberger Recovable Trust	4.00%	6,510,111	—
Term loan - KeyBank	7.93%*	5,533,794	—
Promissory Note - payable to former shareholder of TLC	2.63%	4,000,000	—
Other, equipment notes		54,988	—
Total debt		36,337,797	20,041,644
Less current maturities		1,494,142	—
Long-term debt		$34,843,655	$20,041,644

* Represents the weighted average interest rate at March 31, 2013.  The interest rate is variable based on the agreement described below.

Convertible Subordinated Unsecured Promissory Note — Richmont Capital Partners V L.P.

On December 12, 2012 (the “Issuance Date”), the Company signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership (“RCP V”), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the “Note”), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between the Company and RCP V (the “Purchase Agreement”). The Note is (i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to the Company or any direct or indirect subsidiary of the Company, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by the Company. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at the Company’s option, be paid in kind (“PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the “Conversion”), into no more than 64,000,000 shares of Common Stock, par value $.0001, of the Company (“Common Stock”) on a date that is within 380 calendar days of the Issuance Date (the date of the Conversion being referred to as the “Conversion Date”), at a price of $0.33 per share of Common Stock. The Company has agreed, within 365 days of the Issuance Date, to either (i) amend the Company’s Articles of Incorporation to increase the number of unissued authorized shares of Common Stock, (ii) reincorporate in Delaware and, as part of such reincorporation, increase the number of unissued authorized shares of Common Stock, and/or (iii) cause the surrender by Rochon Capital of issued and outstanding shares of Common Stock, in each instance necessary to allow the Company to be able to effect the Conversion.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company’s Chairman and Chief Executive Officer.

Convertible Subordinated Unsecured Promissory Note — Tamala L. Longaberger Trust

As part of the Purchase Agreement with TLC dated March 18, 2013, the Company issued to the Tamala L. Longaberger Trust (the “Trust”) a Convertible Subordinated Unsecured Promissory Note in the amount of $6,500,000 (the “Convertible Note”). The Convertible Note bears interest at 4% per annum. Portions of the outstanding principal of the Convertible Note are due and payable on each anniversary of its execution date, beginning with the third anniversary of its execution date, with each such annual payment being in an amount equal to one-fifteenth (1/15) of the original principal amount of the Convertible Note, and with all unpaid and unconverted principal of the Convertible Note being due and payable on the tenth anniversary of its execution date. Interest on the Convertible Note is due annually, except that interest on the Convertible Note during the first three years of its term may, at the Company’s option, be PIK Interest and any such PIK Interest will be added to the then-outstanding principal amount of the Convertible Note.

The Convertible Note is an unsecured obligation of the Company. The Convertible Note is subordinated to certain obligations of the Company. The Convertible Note is not subordinated to the $20,000,000 Convertible Subordinated Unsecured Promissory Note, dated December 12, 2012, issued by the Company to Richmont Capital Partners V LP.

Under the Convertible Note, within 15 days of the date that shares of the Company’s Common Stock sufficient to effect the full conversion of the Convertible Note become available for issuance by the Company, the outstanding principal under the Convertible Note and all accrued interest thereon mandatorily will be converted into shares (the “Conversion Shares”) of the Company’s Common Stock, at a price of $0.20 per share, the closing price of our Common Stock on the commitment date of January 11, 2013. The Conversion Shares are subject to a cap of 32,500,000. Upon the Company’s issuance of the Conversion Shares pursuant to the Convertible Note, the Purchase Agreement requires the Trust to be made a party to the Registration Rights Agreement, dated September 25, 2012, between the Company and Rochon Capital. The Purchase Agreement also requires the Trust to execute a lock-up agreement, which prohibits, without the Company’s consent, any sale or transfer of the Conversion Shares for a one-year period. The lock-up agreement restricts, during a five-year period following the expiration of such one-year period, the number of Conversion Shares that the Trust may sell during each month of the five-year period, subject to certain conditions and exceptions.

Term loan — Key Bank

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank.  The interest rate on the term loan is either Key Bank’s prime rate plus 5.75% or LIBOR plus 7.50%.  The term note is due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015.  TLC has paid down the outstanding balance to approximately $5.5 million as of March 31, 2013 through proceeds of the sale of non-core assets, primarily real estate.  TLC will continue to use any amounts it receives from sales of assets to reduce the balance on this loan. The term loan and line of credit described below are collateralized by substantially all assets of TLC. Under the agreement, TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens.  TLC was in compliance with the financial covenants at March 31, 2013.

Promissory Note — payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4,000,000 Promissory Note in connection with the Purchase Agreement with TLC.  The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments beginning April 14, 2013 of outstanding principal and interest.

Line of Credit—Key Bank

TLC has a line of credit agreement which expires on October 23, 2015.  Under the agreement, TLC has available borrowings up to $15,000,000, limited to a formula primarily based on accounts receivable and inventory.  The agreement provides for interest based on Key Bank’s prime rate plus 1.75% or LIBOR plus 3.50%.  Interest at March 31, 2013 was 4.15%.

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

(6) Income Taxes

The Company did not record an income tax provision or benefit for the three months ended March 31, 2013 and 2012 as the Company has a deferred tax asset related to its net operating loss carry forwards which are fully reserved with a valuation allowance at March 31, 2013 and December 31, 2012.

Before becoming consolidated subsidiaries of the Company, HCG and TLC reported earnings and losses under the Subchapter S-Corporation election and thereby all taxable income passed through to the shareholders and was taxed at the shareholders’ ordinary tax rates.  As a result, there has been no provision for income taxes in the prior years.

The acquisition of TLC resulted in the Company recognizing a deferred tax asset.  The purchase accounting adjustment for TLC’s property, plant and equipment resulted in a value lower than the tax book value.

(7) Earnings per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented.  The Company did not include the outstanding warrants as the exercise prices were greater than the average market price and their inclusion would be anti-dilutive.

(8) Segment Information

Through its TLC subsidiary, CVSL operates in a single operating segment as a direct selling company that sells products for the home, including hand-woven baskets, pottery and wood craft products. These items are sold together with other home products primarily by independent sales consultants through home shows and showrooms throughout the United States.

TLC also owns a golf course and HCG publishes a monthly magazine, yet these businesses individually and in aggregate do not meet the quantitative thresholds to report separately as a reportable segment.  In addition, management does not separately evaluate the performance of the businesses.  As such, management has determined that the Company operates in one reportable business segment.

(9) Related party transactions

During the fourth quarter of 2012, the Company entered into a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. The Company has yet to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, the Company has an immediate and continuing need for such acquisition opportunities and advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and is willing to assign and transfer to the Company the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to One Hundred Fifty Thousand dollars ($150,000), which shall increase by $10,000 after six months, and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended March 31, 2013, the Company recorded $450,000 in Expense Reimbursement Fees that were included in selling, general and administrative expense.

Other related party transactions include the following discussed at footnote (5):

•      Convertible Subordinated Unsecured Promissory Note — Richmont Capital Partners  V L.P.

•      Convertible Subordinated Unsecured Promissory Note — Tamala L. Longaberger Trust

(10) Subsequent Events

On April 12, 2013, the Company, with approval of the Board of Directors and its majority shareholder, filed a Schedule 14C with the SEC announcing the decision to amend the Articles of Incorporation to increase its authorized shares from 490,000,000 to 5,000,000,000 shares and to change the name of the Company to CVSL Inc.  The additional authorized shares available will be necessary to pursue its acquisition strategy in the direct selling industry.  The current name neither reflects our future business plans nor our public relations campaign as the Company is no longer engaged in the medical device business.  The Company has received approval of the amendment from the Secretary of State of Florida (state of incorporation) and Financial Industry Regulatory Authority and the amendment will be effective May 27, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Computer Vision Systems Laboratories, Corp (“CVSL,” and together with its consolidated subsidiaries, the “Company”) acquired a controlling interest in The Longaberger Company (“TLC”), a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.2% of all stock in TLC.  A portion of the assets acquired relate to real estate that is under-utilized in TLC’s current operations.  We are considering utilizing certain of these assets with future acquisitions, while we are actively marketing certain portions of the other real property not likely to be of use by TLC or other acquired companies.

Results of Operations

	Three Months Ended March 31,		Increase
	2013*	2012	(Decrease)
Gross sales	$4,172,334	$238,674	$3,933,660
Program costs and discounts	(1,524,624)	—	(1,524,624)
Net sales	2,647,710	238,674	2,409,036
Gross profit	1,223,041	171,586	1,051,455
Operating profit	(988,673)	11,309	(999,982)

* Includes a full quarter of CVSL and Happenings Communications Group, Inc. (“HCG”) but only 13 days of results for TLC. Please see footnote (2) in the Notes to the Financial Statements for the 13 days results for TLC.

The Longaberger Company

TLC sells a variety of products for the home.  These products include woven wood baskets and other woodcrafts, pottery, cooking items, wrought iron, fabric and other categories.

TLC manufactures all wood baskets and other woodcraft items at its manufacturing facility in Frazeysburg, Ohio.  TLC has historically obtained pottery from various outside vendors, but TLC has begun developing its own operation in Buffalo, New York where TLC is opening the Longaberger Pottery Works, which we expect will begin producing completed pottery this summer.

For the quarter ended March 31, 2013, the 13 days of revenues of home décor products sold by TLC included in our financial statements generated 94% of our gross revenues and approximately 85% of our gross profit.

Longaberger Golf Club

TLC owns the Longaberger Golf Club, located in Nashport, Ohio, between TLC’s headquarters and the manufacturing and distribution facility.  The 18-hole, par 72 course opened in 1999 and recently ranked #51 in America’s 100 Greatest Public Golf Courses 2013 - 2014.  TLC has a management agreement with a third party to manage all golf operations.

Seasonality

TLC historically experiences seasonality in its revenues.  Generally, the best quarter for gross revenues is the fourth quarter, boosted by the traditional holiday shopping season and events such as Halloween and Thanksgiving.  The next best quarter is the third quarter, as historically, TLC generates renewed excitement among Home Consultants after the traditional Longaberger Bee sales meeting, held annually in late July, and the subsequent introduction of the Fall WishList catalog.  The chart below shows total gross revenue for TLC for the last four quarters.

(in millions)	Gross sales
Q2FY12	$25.4
Q3FY12	26.9
Q4FY12	36.8
Q1FY13	19.9
Total	$109.0

Happenings Communications Group, Inc.

HCG improved its sales by 13% to $ 269 thousand due to increased creative services and resulted in an 8% improvement in operating profit when comparing the three months ended March 31, 2013 to March 31,2012.

Selling, General and Administrative

Our selling, general and administrative cost increased $2.1 million when comparing the three months ended March 31, 2013 to March 31, 2012.  The increase is primarily from $867 thousand in TLC expenses for the 13 day period in this quarter, $450 thousand for Richmont Holding reimbursement fee and legal and professional fees associated with the TLC acquisition and other potential acquisitions.

Interest Expense

Our interest expense increased $237 thousand primarily when comparing the three months ended March 31, 2013 to March 31, 2012.  The increased interest is primarily from our $20 million convertible note which accrues non-cash interest of $200 thousand per quarter.

Liquidity and Capital Resources

Our principal uses of cash have included legal and professional fees associated with the acquisition of TLC, other potential acquisitions and the cost of buying inventory. The Company plans to acquire additional businesses engaged in direct-selling and intends to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition. To the extent that cash will need to be paid as some portion of the acquisition consideration, we expect, to the extent necessary, to use our cash on hand and if necessary to raise cash through debt and/or equity financing. We believe that additional debt or equity financing will be available to us based on the assets and financials of the acquisition candidate and based on management’s experience with respect to debt financing and equity financing. We expect to be able to raise capital from lenders and equity investors who will understand our direct-selling acquisition strategy.

Recently Adopted Accounting and Disclosure Changes

There have been no material changes to our critical accounting policies as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Forward-Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements (“forward-looking statements”) that involve risks and uncertainties. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Quarterly Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect the Company’s current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report discusses some of the important risk factors that may affect our business, results of operations and financial condition. Our stockholders are urged to consider such risks and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.  The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of the Company or its operations and operating results. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.    Legal Proceedings

We are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 1A.    Risk Factors

Except for the risk factors below, there have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, utilizing our revolving credit facility, reducing discretionary expenditures and selling certain assets (or combinations thereof).  Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness, including our revolving credit facility and our term loan. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

As of March 31, 2013, TLC had outstanding borrowings of $9,763,564 under its line of credit and owed $5,533,794 on a term loan that matures in October 23, 2015. Both loans were provided by Key Bank as part of a credit agreement entered into in October 23, 2012.  If TLC were to default in its payment obligations, one of Key Bank’s available remedies would be to seize some or all of TLC’s assets subject to Key Bank’s lien rights, which, depending on the amounts and assets involved, could negatively impact TLC’s operations or ability to operate.  TLC is current on its debt obligations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously reported.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K:

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

10.8

Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger. Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 22, 2013).*

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

10.11

Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., a Texas corporation (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

14	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*Management contract

**Filed herewith

***As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressed set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

COMPUTER VISION SYSTEMS LABORATORIES, CORP.

By:	/s/ KELLY L. KITTRELL
Kelly L. Kittrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: May 15, 2013

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

10.8

Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger. Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 22, 2013).*

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

10.11

Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., a Texas corporation (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

14	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*Management contract

**Filed herewith

***As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressed set forth by specific reference in such filing.