Form 10-Q
period 2013-06-30
CVSL INC.
filed 2013-08-14
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-52818

CVSL Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0534701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2400 North Dallas Parkway, Suite 230, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(972) 398-7120

(Registrant’s telephone number, including area code)

Computer Vision Systems Laboratories Corp.

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

As of August 12, 2013, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I.  Financial Information

Item 1.  Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,447,053	$19,032,392
Accounts receivable (less allowance for doubtful accounts)	503,447	100,769
Inventory	18,805,068	—
Prepaid expenses and other	1,211,321	20,859
Total current assets	38,966,889	19,154,020
Property, plant and equipment, net of accumulated depreciation	27,705,667	1,514
Other assets	303,241	—
Total assets	$66,975,797	$19,155,534

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable - trade	$8,905,372	$409,643
Accounts payable - related party	429,119	416,670
Line of credit payable	9,423,151	22,653
Deferred revenue	4,668,384	60,548
Current portion of long-term debt	1,496,477	—
Other current liabilities	4,153,222	18,375
Total current liabilities	29,075,725	927,889
Long-term debt	28,158,416	20,041,644
Other long-term liabilities	113,750	—
Total liabilities	57,347,891	20,969,533
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized - 0 - issued and outstanding	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 and 490,000,000 shares authorized; 487,712,326 and 487,712,326 shares issued and outstanding, respectively	48,771	48,771
Additional paid-in capital	9,255,497	2,691,942
Accumulated deficit	(8,701,168)	(4,554,712)
Total stockholders’ equity (deficit) attributable to CVSL	603,100	(1,813,999)
Stockholders’ equity attributable to noncontrolling interest	9,024,806	—
Total stockholders’ equity (deficit)	9,627,906	(1,813,999)
Total liabilities and stockholders’ equity	$66,975,797	$19,155,534

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013 *	2012

Gross sales	$20,116,868	$211,130	$24,289,202	$449,804
Program costs and discounts	(7,654,367)	—	(9,178,991)	—
Net sales	12,462,501	211,130	15,110,211	449,804
Costs of sales	7,945,371	79,391	9,370,040	146,479
Gross profit	4,517,130	131,739	5,740,171	303,325

Selling, general and administrative	7,855,537	139,568	10,067,251	299,845
Operating profit (loss)	(3,338,407)	(7,829)	(4,327,080)	3,480

Interest expense, net	367,052	261	604,048	525
Net income (loss)	(3,705,459)	(8,090)	(4,931,128)	2,955

Net income (loss) attributable to noncontrolling interest	(808,117)	—	(784,672)	—
Net income (loss) attributed to CVSL	$(2,897,342)	$(8,090)	$(4,146,456)	$2,955

Basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	487,712,326	438,086,034	487,712,326	438,086,034
Net earnings (loss) per share attributable to CVSL	$(0.01)	$—	$(0.01)	$—

* As previously reported, only 13 day of results of The Longaberger Company are included in the Company’s first quarter because the acquisition was completed on March 18, 2013.

See notes to unaudited consolidated financial statements.

CVSL Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(4,931,128)	$2,955
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	765,237	—
Interest expense	604,048	525
Changes in certain assets and liabilities:
Accounts receivable	(143,076)	13,023
Inventory	1,087,672	—
Prepaid expenses and other	(472,713)	(11,181)
Accounts payable and accrued expenses	2,054,336	5,962
Accounts payable - related party	12,449	—
Deferred revenue	475,450	(6,389)
Other long-term liabilities	113,750	—
Net cash (used in) provided by operating activities	(433,975)	4,895
Investing activities:
Cash acquired in acquisition	84,062	—
Financing activities:
Line of credit, net change	80,886	(975)
Repayments on long-term debt	(316,312)
Net cash used in financing activities	(235,426)	(975)
Increase (decrease) in cash	(585,339)	3,920
Cash and cash equivalents at beginning of year	19,032,392	10,766
Cash and cash equivalents at end of year	$18,447,053	$14,686

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible note converted to stock	6,563,555	—
Convertible note issued related to acquisition	6,500,000	—
Promissory note issued related to acquisition	4,000,000	—

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Financial Statements (Unaudited)

(1) General

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K filed by CVSL Inc. (“CVSL,” and together with its consolidated subsidiaries, the “Company”), formerly Computer Vision Systems Laboratories, Corp. with the Securities and Exchange Commission (“SEC” or “the Commission”) for the year ended December 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of income and cash flows for the periods indicated. Certain amounts for the prior year have been reclassified to conform to the 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The financial statements have been prepared on a GAAP basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Accounting and Disclosure Changes

The Company has not made any significant accounting and disclosure changes for the three and six months ended June 30, 2013.

Business Overview and Current Plans

CVSL seeks to acquire companies primarily in the direct-selling business and companies potentially engaging in businesses related to direct-selling.  The Company owns a controlling interest in The Longaberger Company (“TLC”).  TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives.  TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.  TLC also owns a premier golf course near its corporate headquarters and manufacturing and distribution campus.

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

(2) Acquisitions, Dispositions and Other Transactions

Your Inspiration At Home Acquisition

On June 21, 2013, the Company signed a definitive agreement to acquire the assets of award-winning Your Inspiration At Home Ltd., a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration, upon closing of the acquisition, of the issuance by the Company of 4,512,975 shares of its common stock, par value $0.0001 (the “Common Stock”). The closing is subject to various closing conditions and there can be no assurance given all conditions will be met.  The Company expects to complete the acquisition during the third quarter. The acquisition of Your Inspiration At Home will not meet the quantitative threshold for pro forma disclosure.

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 (the “Note”) that the Company issued to the Tamala L. Longaberger Trust (the “Trust”) as part of the consideration of the acquisition of TLC, the Company issued the Trust 32,500,000 shares of Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with the Company pursuant to which Rochon Capital Partners, Ltd. contributed to the Company for no consideration 32,500,000 shares of Common Stock to offset the shares issued to the Trust.  As a result, the Company’s issued and outstanding shares of Common Stock remained at 487,712,326.  The returned shares were cancelled and are not being held as treasury shares.

The Longaberger Acquisition

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6,500,000 convertible note and a $4,000,000 promissory note.  The Company incurred acquisition related costs of approximately $338 thousand recorded during the fourth quarter of 2012, $138 thousand during the first quarter of 2013 and $165 thousand during the second quarter of 2013. The costs were recorded in selling, general and administrative expenses in the consolidated income statements.  The acquisition is being accounted for under the purchase method of accounting and as of March 18, 2013 TLC is a consolidated subsidiary of the Company.  The following summary represents the fair value of TLC’s balance sheet as of the acquisition date and is subject to change following managements’ final evaluation of the fair value assumptions.

Opening balance sheet:

March 18, 2013
Assets
Current assets:
Cash and cash equivalents	$84,062
Accounts receivable	259,602
Inventory	19,892,740
Prepaid expenses and other	1,074,420
Total current assets	21,310,824
Property, plant and equipment	28,469,390
Other assets	3,946,570
Total assets	$53,726,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable - trade	$6,383,107
Accounts payable - related party	—
Line of credit payable	9,319,612
Customer advanced payments	4,132,386
Current portion of long-term debt	354,390
Other current liabilities	3,962,045
Total current liabilities	24,151,540
Long-term debt	9,265,766
Total liabilities	33,417,306
Stockholders’ equity:
Stockholders’ equity attributable to CVSL	10,500,000
Stockholders’ equity attributable to noncontrolling interest	9,809,478
Total stockholders’ equity	20,309,478
Total liabilities and stockholders’ equity	$53,726,784

The acquisition did not result in recognition of any intangible assets or goodwill.

(3) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.  Inventory consisted of the following:

	June 30, 2013	December 31, 2012
Raw material and supplies	$2,649,319	$—
Work in process	365,254	—
Finished goods	15,790,495	—
	$18,805,068	$—

(4) Property, plant and equipment

Property, plant and equipment are stated at fair value as of the date of the acquisition of TLC or cost and are depreciated using a straight-line method over the estimated useful lives of the assets.  The Company assigns each fixed asset a useful life ranging from 5 to 31 years for buildings and improvements and 3 to 10 years for equipment. Repair and maintenance costs are expensed as incurred.  Depreciation expense was $525,660 and $765,237 for three and six months ended June 30, 2013, respectively, and $0 for the three and six months ended June 30, 2012.

Certain property acquired in the TLC acquisition is not likely to be utilized for operations by either TLC or other direct selling operations and are being actively marketed by the Company and were recorded at fair value upon acquisition.  Management will continue to evaluate other TLC assets within property, plant and equipment to determine if the Company will be able to meet the one-year requirement to complete the sale of assets. The Company has not classified these assets as held for sale within current assets due to the uncertainty of the amount of time required to complete the asset sales.  As such, the Company will continue to report the assets within property, plant and equipment until management believes we will be able to meet the one-year requirement to complete the sale of assets as defined under ASC 360-10-45.

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Land and improvements	$5,327,862	$—
Buildings and improvements	22,008,583	—
Equipment	1,121,863	34,562
Construction in progress	56,111	—
	28,514,419	34,562
Less accumulated depreciation	808,752	33,048
	$27,705,667	$1,514

(5) Long-term debt and other financing arrangements

The Company’s long-term borrowing consisted of the following:

Description	Interest rate	June 30, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note - Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,438,904	$20,041,644

Term loan - KeyBank	7.77%*	5,257,104	—
Promissory Note - payable to former shareholder of TLC	2.63%	3,912,145	—
Other, equipment notes		46,740	—
Total debt		29,654,893	20,041,644
Less current maturities		1,496,477	—
Long-term debt		$28,158,416	$20,041,644

* Represents the weighted average interest rate at June 30, 2013.  The interest rate is variable based on the agreement described below.

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

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 64,000,000 shares being issued) within ten days of June 17, 2014.  The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the “Conversion”), into no more than 64,000,000 shares of Common Stock, par value $.0001, of the Company (“Common Stock”), at a price of $0.33 per share of Common Stock.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company’s Chairman and Chief Executive Officer.

Term loan — Key Bank

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank.  The interest rate on the term loan is either Key Bank’s prime rate plus 5.75% or LIBOR plus 7.50%.  The term note is due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015.  TLC has paid down the outstanding balance of the term note to $5,257,104 as of June 30, 2013 through monthly amortization payments beginning April 1, 2013 and proceeds of the sale of non-core assets, primarily real estate.  TLC will continue to use amounts it receives from sales of non-core assets to reduce the balance on this loan. The term loan and line of credit described below are collateralized by substantially all assets of TLC. Under the agreement, TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens.  TLC was in compliance with the financial covenants at June 30, 2013.

Promissory Note — payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4,000,000 Promissory Note in connection with the Purchase Agreement with TLC.  The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Line of Credit—Key Bank

TLC has a line of credit agreement which expires on October 23, 2015.  Under the agreement, TLC has available borrowings up to $15,000,000, limited to a formula primarily based on accounts receivable and inventory.  The agreement provides for interest based on Key Bank’s prime rate plus 1.75% or LIBOR plus 3.50%.  Interest at June 30, 2013 was 4.05%. The line of credit balance was $9,398,267 at June 30, 2013.

Outstanding Warrants

On May 15, 2012, the Company issued 2,666,666 shares of its restricted Common Stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of that note, the Company granted 1,277,537 warrants to the investor. Each warrant is exercisable into one share of the Company’s Common Stock at the price of $0.50 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and warrants were assumed upon the Share Exchange Agreement dated August 24, 2012 by and among the Company, HCG and Rochon Capital Partners, Ltd. (the “Share Exchange Agreement”).

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

(6) Income Taxes

The Company did not record an income tax provision or benefit for the three and six months ended June 30, 2013 and 2012 as the Company has a deferred tax asset related to its net operating loss carry forwards which are fully reserved with a valuation allowance at June 30, 2013 and December 31, 2012.

Before becoming consolidated subsidiaries of the Company, HCG and TLC reported earnings and losses under the Subchapter S-Corporation election and thereby all taxable income passed through to the shareholders and was taxed at the shareholders’ ordinary tax rates.  As a result, there has been no provision for income taxes in the prior years.

The acquisition of TLC resulted in the Company recognizing a deferred tax asset which is fully reserved with a valuation allowance.  The purchase accounting adjustment for TLC’s property, plant and equipment resulted in a book value lower than the tax book value.

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

(9) Related party transactions

During the fourth quarter of 2012, the Company entered into a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. The Company has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, the Company continues to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transfered to the Company the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to One Hundred Fifty Thousand dollars ($150,000), which shall increase by $10,000 after six months, and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three and six months ended June 30, 2013, the Company recorded $460,000 and $910,000, respectively in Expense Reimbursement Fees that were included in selling, general and administrative expense.

Other related party transactions include the following discussed at footnote (2) and (5):

•                    Convertible Subordinated Unsecured Promissory Note — Richmont Capital Partners V L.P.

•                    Conversion of Convertible Subordinated Unsecured Promissory Note - Tamala L. Longaberger Trust

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CVSL Inc. (“CVSL” and together with its consolidated subsidiaries, the “Company”) is in the early stages of a long-term strategy to develop a large and diverse global company in direct selling, which spurs micro-enterprise growth.

Management’s goal is to generate positive operating performance.  The initial focus is to create building blocks that will be the foundation for long-term growth.  The first step was obtaining a base of operations, which has been accomplished through the Share Exchange Agreement and the acquisition of the infrastructure of The Longaberger Company (“TLC”), more fully described below.

During the second quarter, CVSL Inc. continued to successfully execute its strategy of identifying desirable acquisitions in the direct selling channel and moving ahead with the process of bringing companies into the CVSL fold.

CVSL’s team takes a systematic approach to growth:  (1) determine which candidate companies among the dozens of companies in its potential acquisition “funnel” are ready for serious consideration; (2) conduct financial analysis on the companies; (3) hold discussions with owners to determine whether a match is ripe; (4) sign a letter of intent; (5) conduct due diligence; (6) finalize a transaction; (7) begin the integration of the company into CVSL.

Throughout this process and afterward, CVSL gives “brand respect” to each separate company, its product line, its corporate culture, its sales force and its employees.

The objective is to “build out” CVSL across multiple dimensions.  In doing so, we attempt to maximize free cash flow for the company and its shareholders through market share growth, aggressively managing costs and finding synergies among the companies’ back offices and operations.

CVSL’s building out process is taking several forms:

Build out categories.

Build out geography.

Build out the “consumer cloud.”

Categories:  Each time CVSL acquires another company, it gains a foothold in a fundamental category of products or services that has the potential to be enlarged over time. No matter what the size of the acquired company, the key is to gain entry into the category.

Geography:  Each time CVSL acquires a company in a new geographic market anywhere in the world, it gains a foothold in that country which has the potential to be enlarged.  Each new market is a pipeline through which all CVSL companies can conduct commerce.

Consumer cloud:  Every direct selling company brings with it attributes that include names and contacts that represent personal relationships with current sellers, former sellers, current customers and past customers.  Each of these connections has a value.  Each one holds the potential to help grow sales or recruiting for all of the CVSL companies.

The building out process extends to other categories as well.  For example, building out a centralized CVSL supply chain and distribution system, using the large amount of excess manufacturing, warehouse, distribution and office space at CVSL’s facility near Columbus, Ohio has the potential to deliver efficiencies for all member companies.  Building out CVSL’s information technology platform could reduce duplication of costs in each company’s IT.

This process of building out a base for expansion is CVSL’s primary objective at this stage of its development.

The Longaberger Company

CVSL acquired a controlling interest in The Longaberger Company (“TLC”), a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.2% of all stock in TLC.  TLC represents substantially all CVSL’s revenues and gross profits.

TLC sells a variety of products for the home.  These products include woven wood baskets and other woodcrafts, pottery, cooking items, wrought iron, fabric and other categories.

TLC manufactures all wood baskets and other woodcraft items at its manufacturing facility in Frazeysburg, Ohio.  TLC has historically obtained pottery from various outside vendors, but TLC has begun developing its own operation in Buffalo, New York where TLC is opening the Longaberger Pottery Works, which has begun producing completed pottery.

TLC owns Longaberger Golf Club, located in Nashport, Ohio, between TLC’s headquarters and its manufacturing and distribution facility.  The 18-hole, par 72 course opened in 1999 and recently ranked #51 in America’s 100 Greatest Public Golf Courses 2013 - 2014.  TLC has a management agreement with a third party to manage all golf operations.

Strategic Initiatives

Assets

One of the many aspects of TLC’s operation that was attractive to CVSL was its abundance of assets.  For example, TLC has $18.8 million in inventory as of June 30, 2013, compared to $19.3 million at December 31, 2012, with further reductions planned in future quarters.  CVSL has worked with TLC to begin reducing its inventory through selling more items online, through TLC’s showrooms and by opening up new territories.  The sale of excess inventory generates cash to reduce debt and fund operations.

Another attractive aspect of acquiring TLC was the variety of fixed assets and real estate that are under-utilized in TLC’s current operations.  CVSL intends to utilize certain of these assets with future acquisitions.  For example, Your Inspiration at Home has now begun operations in North America, operating out of our Newark, Ohio office building.  While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets that can be sold to further reduce debt and generate positive cash.

TLC owns and operates its manufacturing and distribution facilities near Frazeysburg, Ohio at the East Central Ohio (ECO) Business Park.   TLC owns and operates ECO Business Park, which has four warehouse buildings ranging from 35,000 square feet to 814,000 square feet, along with other facilities.  TLC does not need all the space it currently owns in the Business Park, so CVSL intends to utilize it for other acquisitions and/or sell or structure sale/leaseback transactions to generate additional cash.

Debt Reduction

During 2012, TLC sold, among other assets, a hotel in Newark, Ohio for $1.5 million and a 500,000 square foot warehouse at ECO Business Park for approximately $9.5 million.  These sales allowed TLC to reduce debt by approximately $13 million in 2012.

CVSL continues to pursue debt reduction at TLC.  The original $6.5 million term loan provided by Key Bank provided in October, 2012, been paid down to below $5.3 million as of June 30, 2013, and further reductions during the third quarter have brought the current balance below $5 million.  Debt is expected to continue to be retired through cash generation from operations, inventory reduction and non-core asset sales.

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

Recent Developments

Your Inspiration at Home Acquisition

On June 21, 2013, the Company signed a definitive agreement to acquire the assets of award-winning Your Inspiration At Home Ltd. a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration, upon closing of the acquisition, of the issuance by the Company of 4,512,975 shares of its common stock, par value $0.0001 (the “Common Stock”). The closing is subject to various closing conditions and there can be no assurance given all conditions will be met.  The Company expects to complete the acquisition during the third quarter. The acquisition of Your Inspiration At Home will not meet the quantitative threshold for pro forma disclosure.

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured promissory Note in the principal amount of $6,500,000 (the “Note”) that the Company issued to the Tamala L. Longaberger Trust (the “Trust”) as part of the consideration of the acquisition of TLC, the Company issued the Trust 32,500,000 shares of Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with the Company pursuant to which Rochon Capital Partners, Ltd. contributed to the Company for no consideration 32,500,000 shares of Common Stock to offset the shares issued to the Trust.  As a result, the Company’s issued and outstanding shares of Common Stock remained at 487,712,326. The returned shares were cancelled and are not being held as treasury shares.

Results of Operations

Second quarter gross sales of TLC were consistent with pro forma gross sales for the first quarter. TLC’s operating loss improved by 42% as a result of cost containment initiatives undertaken during the second quarter as compared to the first quarter. HCG’s gross sales declined by $44 thousand during the three months ended June 30, 2013 compared to the first quarter of 2013.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) cost increased $7.7 million when comparing the three months ended June 30, 2013 to June 30, 2012.  The increase is primarily from $5.8 million in costs incurred by TLC during the second quarter 2013, $460 thousand for Richmont Holding reimbursement fee and legal and professional fees associated with the TLC acquisition and other potential acquisitions.  When comparing SG&A reported in the pro forma results during the first quarter to the second quarter, SG&A decreased $941 thousand.  The decrease includes cost containment initiatives executed by TLC during the second quarter offset by increased cost associated with the pursuit of acquisitions.  We anticipate the full effect of the cost containment initiatives at TLC will be fully realized during the third quarter of 2013 and subsequent quarters.

Interest Expense

Our interest expense increased $367 thousand when comparing the three months ended June 30, 2013 to June 30, 2012.  The increased interest is primarily debt associated the $20 million convertible note and debt assumed from the TLC acquisition.

Liquidity and Capital Resources

Our principal uses of cash have included legal and professional fees associated with the acquisition of TLC, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. The Company plans to acquire additional businesses engaged in direct-selling and intends to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition.

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

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, TLC had outstanding borrowings of $9,423,151 under its line of credit and owed $5,257,104 on a term loan that matures in October 23, 2015. Both loans were provided by Key Bank as part of a credit agreement entered into in October 23, 2012.  If TLC were to default in its payment obligations, one of Key Bank’s available remedies would be to seize some or all of TLC’s assets subject to Key Bank’s lien rights, which, depending on the amounts and assets involved, could negatively impact TLC’s operations or ability to operate.  TLC is current on its debt obligations.

Risks Associated with the Increase in Authorized Common Stock

On May 30, 2013, an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 490,000,000 to 5,000,000,000 shares (the “Increase”) became effective.

The Increase will allow the Board to issue shares without further action or vote by our shareholders, including for acquisitions of other businesses or assets and capital-raising purposes. The issuance in the future of such additional authorized shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of existing holders of our Common Stock. Such dilution may be substantial, depending upon the amount of shares issued. It may also adversely affect the market price of our common stock.

Issuance of additional common stock may also have the effect of deterring or thwarting persons seeking to take control of us through a tender offer, proxy fight or otherwise or to bring about removal of incumbent management or a corporate transaction such as a merger. The Increase permits us to issue additional shares of Common Stock that could dilute the ownership of the holders of our Common Stock by one or more persons seeking to effect a change in the composition of the Board or contemplating a tender offer or other transaction for the combination between us and another company. When, in the judgment of the Board, this action will be in the best interests of our shareholders and us, such shares could be used to create voting or other impediments or to discourage persons seeking to gain control of us. Such shares also could be privately placed with purchasers favorable to the Board in opposing such action. The existence of the additional authorized shares of our Common Stock could have the effect of discouraging unsolicited takeover attempts. The issuance of new shares also could be used to entrench current management or deter an attempt to replace the Board by diluting the number or rights of shares held by individuals seeking to control us by obtaining a certain number of seats on the Board. The issuance of shares to certain persons allied with management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of those seeking to cause such removal.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2013, CVSL issued 32,500,000 shares of Common Stock to the Trust upon conversion of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 issued to the Trust.  The issuance qualified for exemption under Section 3(a)(9) of the Securities Act of 1933.

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

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K with the Commission on May 30, 2013).

3.7	Articles of Amendment to the Articles of Incorporation.**

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

10.13

First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K with the Commission on June 21, 2013).

10.14

Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K with the Commission on June 21, 2013).

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

CVSL Inc.

By:	/s/ KELLY L. KITTRELL
Kelly L. Kittrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 14, 2013

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

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K with the Commission on May 30, 2013).

3.7	Articles of Amendment to the Articles of Incorporation.**

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

10.13

First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K with the Commission on June 21, 2013).

10.14

Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K with the Commission on June 21, 2013).

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