Form 10-Q
period 2013-09-30
CVSL INC.
filed 2013-11-14
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 11, 2013, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I.  Financial Information

Item 1.  Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,736,530	$19,032,392
Marketable securities	16,420,483	—
Accounts receivable (less allowance for doubtful accounts)	859,738	100,769
Inventory	17,398,888	—
Assets held for sale	3,933,373	—
Other current assets	727,836	20,859
Total current assets	41,076,848	19,154,020
Property, plant and equipment, net of accumulated depreciation	22,634,371	1,514
Goodwill	1,475,871	—
Other assets	302,552	—
Total assets	$65,489,642	$19,155,534

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable - trade	$8,260,861	$409,643
Accounts payable - related party	80,328	416,670
Line of credit payable	10,341,257	22,653
Deferred revenue	3,905,875	60,548
Current portion of long-term debt	1,498,828	—
Other current liabilities	4,014,855	18,375
Total current liabilities	28,102,004	927,889
Long-term debt	27,519,875	20,041,644
Other long-term liabilities	388,350	—
Total liabilities	56,010,229	20,969,533
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized - 0 - issued and outstanding	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 and 490,000,000 shares authorized; 487,712,326 and 487,712,326 shares issued and outstanding, respectively	48,771	48,771
Additional paid-in capital	10,564,260	2,691,942
Accumulated other comprehensive income	223,825	—
Accumulated deficit	(10,218,701)	(4,554,712)
Total stockholders’ equity (deficit) attributable to CVSL	618,155	(1,813,999)
Stockholders’ equity attributable to noncontrolling interest	8,861,258	—
Total stockholders’ equity (deficit)	9,479,413	(1,813,999)
Total liabilities and stockholders’ equity	$65,489,642	$19,155,534

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gross sales	$23,750,749	$265,147	$48,039,951	$714,951
Program costs and discounts	(9,410,972)	—	(18,589,963)	—
Net sales	14,339,777	265,147	29,449,988	714,951
Costs of sales	8,318,669	87,128	17,688,709	233,607
Gross profit	6,021,108	178,019	11,761,279	481,344

Selling, general and administrative	7,290,471	305,606	17,357,722	605,451
Operating loss	(1,269,363)	(127,587)	(5,596,443)	(124,107)

Impairment of goodwill	—	2,488,708	—	2,488,708
Interest expense, net	411,718	256	1,015,766	781
Net loss	(1,681,081)	(2,616,551)	(6,612,209)	(2,613,596)

Net loss attributable to noncontrolling interest	(163,548)	—	(948,220)	—
Net loss attributed to CVSL	$(1,517,533)	$(2,616,551)	$(5,663,989)	$(2,613,596)

Basic and diluted loss per share:
Weighted average common shares outstanding	487,712,326	441,358,097	487,712,326	439,184,771
Net loss per share attributable to CVSL	$—	$(0.01)	$(0.01)	$(0.01)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(1,681,081)	$(2,616,551)	$(6,612,209)	$(2,613,596)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	183,124	—	183,124	—
Foreign currency translation adjustment	40,701	—	40,701	—
Other comprehensive income	223,825	—	223,825	—
Comprehensive loss	$(1,457,256)	$(2,616,551)	$(6,388,384)	$(2,613,596)

CVSL Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(6,612,209)	$(2,613,596)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	2,488,708
Depreciation and amortization	1,265,049	1,042
Interest expense	1,015,917	781
Loss on sales of assets	15,646	—
Changes in certain assets and liabilities:
Accounts receivable	(499,367)	(14,428)
Inventory	2,481,794	—
Other current assets	(17,545)	(172,110)
Accounts payable and accrued expenses	933,301	292,188
Accounts payable - related party	(428,835)	33,890
Deferred revenue	(259,678)	(8,835)
Other long-term liabilities	388,350	—
Net cash (used in) provided by operating activities	(1,717,577)	7,640
Investing activities:
Investment in marketable securities	(16,237,359)	—
Proceeds from the sale of property, plant and equipment	622,465	—
Cash acquired in acquisition	103,222	—
Net cash (used in) provided by investing activities	(15,511,672)	—
Financing activities:
Line of credit, net change	998,992	—
Repayments on long-term debt	(1,064,004)	—
Net cash used in financing activities	(65,012)	—
Effect of exchange rate changes on cash	(1,601)	—
Increase (decrease) in cash	(17,295,862)	7,640
Cash and cash equivalents at beginning of year	19,032,392	8,608
Cash and cash equivalents at end of period	$1,736,530	$16,248

Supplemental disclosure of cash flow information:
Non-cash transactions:
Convertible note converted to stock	6,563,555	—
Convertible note issued related to acquisition	6,500,000	—
Promissory note issued related to acquisition	4,000,000	—
Stock issued related to acquisition	1,308,763	—

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(1) General

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K filed by CVSL Inc. (“CVSL,” and together with its consolidated subsidiaries, the “Company”), formerly Computer Vision Systems Laboratories, Corp. with the Securities and Exchange Commission (“SEC” or “the Commission”) for the year ended December 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income (loss) and cash flows for the periods indicated. Certain amounts for the prior year have been reclassified to conform to the 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The financial statements have been prepared on a GAAP basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Accounting and Disclosure Changes

The Company has added disclosures related to marketable securities and held for sale assets that are disclosed in footnotes (3), (5) and (8).

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

The Company owns 100% of Your Inspiration At Home Pty Ltd. (“YIAH”).  YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world.  YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013.

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

(2) Acquisitions, Dispositions and Other Transactions

Your Inspiration At Home Acquisition

On August 22, 2013, the Company completed the asset purchase of award-winning YIAH, a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration of the issuance by the Company of 4,512,975 shares of its common stock, par value $0.0001 (the “Common Stock”).

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

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with the Company pursuant to which Rochon Capital Partners, Ltd. contributed to the Company for no consideration 32,500,000 shares of Common Stock to offset the shares issued to the Trust.  Rochon Capital Partners, Ltd. has also cancelled 4,512,975 shares subsequent to the YIAH acquisition.  As a result, the Company’s issued and outstanding shares of Common Stock remained at 487,712,326.  The returned shares were cancelled and are not being held as treasury shares.

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

Opening balance sheets

The following summary represents the fair value of TLC’s and YIAH’s balance sheets as of the respective acquisition dates and is subject to change following management’s final evaluation of the fair value assumptions.

Assets
Current assets:
Cash and cash equivalents	$103,222
Accounts receivable	259,602
Inventory	19,892,740
Other current assets	1,074,420
Total current assets	21,329,984
Property, plant and equipment	28,469,390
Goodwill	1,430,250
Other assets	3,946,570
Total assets	$55,176,194

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable - trade	$6,391,016
Accounts payable - related party	90,861
Line of credit payable	9,319,612
Customer advanced payments	4,132,386
Current portion of long-term debt	354,390
Other current liabilities	4,003,922
Total current liabilities	24,292,187
Long-term debt	9,265,766
Total liabilities	33,557,953
Stockholders’ equity:
Stockholders’ equity attributable to CVSL	11,808,763
Stockholders’ equity attributable to noncontrolling interest	9,809,478
Total stockholders’ equity	21,618,241
Total liabilities and stockholders’ equity	$55,176,194

(3) Marketable Securities

The Company’s marketable securities as of September 30, 2013 include fixed income and equity investments that are classified as available for sale.  Unrealized gains on the investments included in consolidated statements of other comprehensive income were $183,124 for the three and nine months ended September 30, 2013, respectively.  The Company realized gains of $348,716 during the three and nine months ended September 30, 2013, respectively.  The gains were included as an offset to selling, general and administrative expenses in the consolidated income statements.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.  Inventory consisted of the following:

	September 30, 2013	December 31, 2012
Raw material and supplies	$2,561,092	$—
Work in process	410,067	—
Finished goods	14,427,729	—
	$17,398,888	$—

(5) Assets Held for Sale

During the third quarter of 2013, the Company decided to actively market TLC’s Longaberger Golf Club. As result, we reclassified this asset to other current assets on the Company’s consolidated balance sheet.  The operating results were immaterial so no separate presentation is included.

(6) Property, plant and equipment

Property, plant and equipment are stated at fair value as of the date of the acquisition of TLC or cost and are depreciated using a straight-line method over the estimated useful lives of the assets.  The Company assigns each fixed asset a useful life ranging from 5 to 31 years for buildings and improvements and 3 to 10 years for equipment. Repair and maintenance costs are expensed as incurred.  Depreciation expense was $499,812 and $1,265,049 for three and nine months ended September 30, 2013, respectively, and $0 for the three and nine months ended September 30, 2012.

Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Land and improvements	$3,032,773	$—
Buildings and improvements	19,627,272	—
Equipment	1,172,526	34,562
	23,832,571	34,562
Less accumulated depreciation	1,198,200	33,048
	$22,634,371	$1,514

(7) Long-term debt and other financing arrangements

The Company’s long-term borrowing consisted of the following:

Description	Interest rate	September 30, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note - Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,638,904	$20,041,644
Term loan - KeyBank	7.70%*	4,517,660	—
Promissory Note - payable to former shareholder of TLC	2.63%	3,823,647	—
Other, equipment notes		38,492	—
Total debt		29,018,703	20,041,644
Less current maturities		1,498,828	—
Long-term debt		$27,519,875	$20,041,644

* Represents the weighted average interest rate at September 30, 2013.  The interest rate is variable based on the agreement described below.

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

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 64,000,000 shares being issued) within ten days of June 17, 2014.  The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the “Conversion”), into no more than 64,000,000 shares of Common Stock, par value $0.0001, of the Company, at a price of $0.33 per share of Common Stock.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company’s Chairman and Chief Executive Officer.

Term loan — Key Bank

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank.  The interest rate on the term loan is either Key Bank’s prime rate plus 5.75% or LIBOR plus 7.50%.  The term note is due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015.  TLC has paid down the outstanding balance of the term note through monthly amortization payments beginning April 1, 2013 and proceeds of the sale of non-core assets, primarily real estate.  TLC will continue to use amounts it receives from sales of non-core assets to reduce the balance on this loan. The term loan and line of credit described below are collateralized by substantially all assets of TLC. Under the agreement, TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens.  TLC was in compliance with the financial covenants at September 30, 2013.

Promissory Note — payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4,000,000 Promissory Note in connection with the Purchase Agreement with TLC.  The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Line of Credit—Key Bank

TLC has a line of credit agreement which expires on October 23, 2015.  Under the agreement, TLC has available borrowings up to $15,000,000, limited to a formula primarily based on accounts receivable and inventory.  The agreement provides for interest based on Key Bank’s prime rate plus 1.75% or LIBOR plus 3.50%.  Interest at September 30, 2013 was 3.94%. The line of credit balance was $8,712,192 of September 30, 2013.

Line of Credit—UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows the Company to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by the Company. Interest on the outstanding balance of $1,629,065 was 1.68% at September 30, 2013. The loan is included in the line of credit on the Company’s consolidated balance sheets.

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

(8) Fair value

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. The Company’s available for sale securities (Level 1) was $2,420,250 and (Level 2) $14,000,233. Fair value of property, plant and equipment held for sale (Level 3) was $3,933,373 at September 30, 2013 based on appraised values less costs to sell. The Company does not have other assets or intangible assets measured at fair value on a non-recurring basis at September 30, 2012. The Company did not record any impairment charges for property, plant and equipment for the three and nine months ended September 30, 2013.

(9) Income Taxes

The Company did not record an income tax provision or benefit for the three and nine months ended September 30, 2013 and 2012 as the Company has a deferred tax asset related to its net operating loss carry forwards which are fully reserved with a valuation allowance at September 30, 2013 and December 31, 2012.

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

(10) Earnings per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented.  The Company did not include the outstanding warrants as the exercise prices were greater than the average market price and their inclusion would be anti-dilutive.

(11)  Segment Information

CVSL operates in a single operating segment as a direct selling company that sells products for the home, including hand-woven baskets, pottery, spices and wood craft products. These items are sold together with other home products primarily by independent sales consultants in the United States and Australia through home shows and showrooms.

TLC also owns a golf course and HCG publishes a monthly magazine yet these businesses individually and in aggregate do not meet the quantitative thresholds to report separately as a reportable segment.  In addition, management does not separately evaluate the performance of these businesses.  As such, management has determined that the Company operates in one reportable business segment.

(12) Related party transactions

During the fourth quarter of 2012, the Company entered into a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. The Company has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, the Company continues to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transfered to the Company the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to One Hundred Fifty Thousand dollars ($150,000), which shall increase by $10,000 after six months, and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three and nine months ended September 30, 2013, the Company recorded $480,000 and $1,390,000, respectively in Expense Reimbursement Fees that were included in selling, general and administrative expense.

Other related party transactions include the following discussed at footnote (2) and (7):

•                                          Convertible Subordinated Unsecured Promissory Note — Richmont Capital Partners V L.P.

•                                          Conversion of Convertible Subordinated Unsecured Promissory Note - Tamala L. Longaberger Trust

(13) Subsequent Events

On October 1, 2013, the Company completed the previously announced acquisition of substantially all the assets of Tomboy Tools Inc., a U.S.-based direct seller of a line of tools designed for women as well as home security monitoring services in consideration of the issuance by the Company of 1,766,979 shares of Common Stock.

On October 22, 2013, the Company completed the previously announced acquisition of substantially all the assets of Agel Enterprises, LLC a global direct seller of a line of nutritional products as well as a line of skin care products sold under the brand name AgelessTM.  Agel products are sold in 40 countries around the world. Consideration consisted of the issuance by the Company of 7,446,600 shares of Common Stock, delivery of a Purchase Money Note in the principal amount of $1,700,000 and the assumption of certain liabilities.

On October 29, 2013, the Company announced it had proposed a business combination with Blyth, Inc. under which CVSL would acquire all public common shares of Blyth for a per share consideration of $16.75. There can be no assurance if and when the combination will be consummated.

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

During the third quarter, CVSL Inc. continued to successfully execute its strategy of identifying desirable acquisitions in the direct selling channel and moving ahead with the process of bringing companies into the CVSL fold. CVSL completed the acquisition of Your Inspiration at Home, Pty. Ltd. (“YIAH”) and announced definitive agreements to acquire the assets of Tomboy Tools, Inc. (“TBT”) and Agel Enterprises, LLC (“Agel”). Those two transactions closed during October and will be included in the fourth quarter operating results.

As a result of these acquisitions, CVSL is growing at a rapid pace. Historical results presented for the third quarter do not capture the impact of these transactions. Management believes investors should be aware that, on a combined annualized basis, the four acquired companies are expected to generate over $140 million in revenue. In addition CVSL is engaged in an ongoing acquisition strategy, which means that additional revenue should be added as more companies are acquired. Management believes that profitability and cash flow will continue to rapidly increase because fixed costs will not increase at the same rate as the increases in revenues. As described below, the Company will utilize existing infrastructure where possible to lower expenses and increase profits.

CVSL’s team takes a systematic approach to growth:  (1) determine which candidate companies among the dozens of companies in its potential acquisition “funnel” are ready for serious consideration; (2) conduct financial analysis and legal due diligence on the companies; (3) hold discussions with owners to determine whether a match is ripe; (4) sign a letter of intent; (5) conduct due diligence; (6) finalize a transaction; (7) begin the integration of the company into CVSL.

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

CVSL’s building out process is taking several forms:

Build out categories.

Build out geography.

Build out the “consumer cloud.”

Categories :  Each time CVSL acquires another company, it gains a foothold in a fundamental category of products or services that has the potential to be enlarged over time. No matter what the size of the acquired company, the key is to gain entry into the category.

Geography :  Each time CVSL acquires a company in a new geographic market anywhere in the world, it gains a foothold in that country which has the potential to be enlarged.  Each new market is a pipeline through which all CVSL companies can conduct commerce.

Consumer cloud :  Every direct selling company brings with it attributes that include names and contacts that represent personal relationships with current sellers, former sellers, current customers and past customers.  Each of these connections has value.  Each one holds the potential to help grow sales or recruiting for all of the CVSL companies.

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

The Longaberger Company

CVSL acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.2% of all stock in TLC. This ownership position gives CVSL operating control of TLC. Under the terms of the transaction, CVSL has the right of first refusal to acquire the remaining 48.8% through an existing buy-sell agreement. CVSL believes the value of that portion is disproportionately less, however, because it is a minority position. CVSL anticipates purchasing the remaining shares at some point.

TLC represents substantially all CVSL’s revenues and gross profits included in the third quarter and year to date financial statements. TLC sells a variety of products for the home.  These products include woven wood baskets and other woodcrafts, pottery, cooking items, wrought iron, fabric and other categories.  TLC manufactures all wood baskets and other woodcraft items at its manufacturing facility in Frazeysburg, Ohio.

Strategic Initiatives

Assets

One of the many aspects of TLC’s operation that was attractive to CVSL was its abundance of assets.  For example, TLC has $17.2 million in inventory as of September 30, 2013, compared to $19.3 million at December 31, 2012, with further reductions planned in future quarters.  CVSL has worked with TLC to begin reducing its inventory through selling more items online, through TLC’s showrooms and by opening up new territories.  The sale of excess inventory generates cash to reduce debt and fund operations.

Another attractive aspect of acquiring TLC was the variety of fixed assets and real estate that are under-utilized in TLC’s current operations.  CVSL intends to utilize certain of these assets with future acquisitions.  For example, YIAH has now begun operations in North America, operating out of our Newark, Ohio office building.  TBT is in the process of shifting inventory and distribution to TLC’s facilities.  While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets that can be sold to further reduce debt and generate positive cash.

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

CVSL continues to pursue debt reduction at TLC.  The original $6.5 million term loan provided by Key Bank provided in October, 2012, has been paid down to $4.5 million as of September 30, 2013.  Debt is expected to continue to be retired through cash generation from operations, inventory reduction and non-core asset sales.

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

Recent Developments

Acquisitions

On August 22, 2013, the Company completed the asset purchase of award-winning YIAH, a direct seller of hand-crafted spice blends and gourmet foods from around the world. On October 1, 2013, the Company acquired substantially all the assets of TBT, a U.S.-based direct seller of a line of tools designed for women as well as home security monitoring services. On October 22, 2013, the Company acquired substantially all the assets of Agel, a global direct seller of a line of nutritional products as well as a line of skin care products sold under the brand name Ageless™. Agel products are sold in 40 countries around the world.

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

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. (“RCP”) entered into an Equity Contribution Agreement with the Company pursuant to which RCP contributed to the Company for no consideration 32,500,000 shares of Common Stock to offset the shares issued to the Trust RCP has also cancelled 4,512,975 shares subsequent to the YIAH acquisition.  As a result, the Company’s issued and outstanding shares of Common Stock remained at 487,712,326. The returned shares were cancelled and are not being held as treasury shares.

Results of Operations

CVSL management believes comparison of the third quarter of 2013 to third quarter of 2012 does not provide investors a meaningful analysis of CVSL’s performance, because CVSL did not own any of its current operating businesses during the third quarter of 2012.  Since CVSL’s substantial growth in gross sales and operating results began in the first quarter of 2013 with the acquisition of TLC, management believes comparing sequential quarterly results provides a better evaluation of CVSL’s performance.

During the third quarter of 2013, CVSL’s gross sales increased $3.6 million or 18% to $23.7 million compared to the second quarter of 2013.  CVSL’s operating results dramatically improved by $2.1 million during the third quarter of 2013 when compared to an operating loss of $3.3 million recorded during the second quarter of 2013. The substantial improvements are a result of increased revenues at TLC during the quarter coupled with cost containment initiatives undertaken at TLC during the second quarter of 2013 that were more fully realized in the third quarter of 2013.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) costs decreased by $565 thousand when comparing the third quarter of 2013 to the second quarter 2013.  The decrease in quarter over quarter expense is primarily the result of gains realized on marketable securities and cost containment initiatives executed by TLC offset by YIAH expenses incurred after August 22, 2013, the date CVSL acquired YIAH.

Interest expense

Interest expense of $412 thousand has remained relatively consistent comparing the third quarter to second quarter of 2013.  CVSL’s interest expense is primarily associated with the $20 million convertible note issued to Richmont Capital Partners V L.P. and debt assumed in the TLC acquisition.

Liquidity and Capital Resources

Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. The Company plans to acquire additional businesses engaged in direct-selling and intends to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition.  As of September 30, 2013, the Company had a $16.4 million investment in marketable securities. The investments are readily available to provide liquidity for acquisitions, debt service and operating expenses. The Company also has a line of credit available for its TLC operations.

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

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2013, TLC had outstanding borrowings of $8,712,192 under its line of credit and owed $4,517,660 on a term loan that matures in October 23, 2015. Both loans were provided by Key Bank as part of a credit agreement entered into in October 23, 2012.  If TLC were to default in its payment obligations, one of Key Bank’s available remedies would be to seize some or all of TLC’s assets subject to Key Bank’s lien rights, which, depending on the amounts and assets involved, could negatively impact TLC’s operations or ability to operate.  TLC is current on its debt obligations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2013, CVSL issued 4,512,975 shares of Common Stock to Inspired Portfolio Pty, Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption the Company believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as “accredited investors” as defined in Regulation D under the Securities Act of 1933.

On October 1, 2013, CVSL issued 1,766,979 shares of Common Stock to Tomboy Tools Inc. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption the Company believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as “accredited investors” as defined in Regulation D under the Securities Act of 1933.

On October 22, 2013, CVSL issued 3,723,300 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as “accredited investors” under the Securities Act of 1933. An additional 3,723,300 shares of Common Stock are to be issued to Lega Enterprises, LLC upon the completion of certain remaining administrative matters.

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

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on May 30, 2013).

3.7

Articles of Amendment to the Articles of Incorporation. (incorporated by reference to Exhibit 3.7 of our Current Report on Form 10-Q for the period ended June 30, 2013 and filed with the Commission on August 14, 2013).

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

10.13

First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).

10.14

Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).

10.15

Asset Purchase Agreement, dated September 25, 2013, between Agel Enterprises, Inc. and Agel Enterprises LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).

10.16

Purchase Money Note issued by Agel Enterprises, Inc. in the principal amount of $1,700,000. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).

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

Date: November 14, 2013

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

3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on May 30, 2013).

3.7

Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 of our Current Report on Form 10-Q for the period ended June 30, 2013 and filed with the Commission on August 14, 2013).

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

10.13

First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).

10.14

Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).

10.15

Asset Purchase Agreement, dated September 25, 2013, between Agel Enterprises, Inc. and Agel Enterprises LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).

10.16

Purchase Money Note issued by Agel Enterprises, Inc. in the principal amount of $1,700,000. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).

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