Form 10-K
period 2013-12-31
CVSL INC.
filed 2014-03-31
CIK 1403085

Use these links to rapidly review the document
CVSL Inc. Table of Contents
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-52818

CVSL Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0534701 (IRS Employer Identification No.)
2400 North Dallas Parkway, Suite 230, Plano, Texas (Address of principal executive offices)	75093 (Zip Code)

(972) 398-7120
(Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price reported on June 30, 2013 ($0.32 per share) was $22,920,413.

        The number of shares outstanding of common stock as of March 31, 2014 was 488,186,056 shares.

CVSL Inc.

PART I

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under "Item 1A Risk Factors." We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to "CVSL," "we," "us," "our," and refer to CVSL Inc. and its subsidiaries.

Item 1.    Business

Overview

We are engaged in a long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. Our goal is to combine the proven power of micro-enterprise with the equally proven power of social media, which links millions of interpersonal relationships in a virtual "community."

Management's plan is to generate positive operating performance. The initial focus has been to create building blocks that will be the foundation for long-term growth. We currently operate in the direct selling segment where we offer a variety of products for sale nationally and internationally through our network of independent representatives to their customers, our ultimate customers. We commenced operations in the direct selling business in March 2013, with our acquisition of The Longaberger Company ("TLC"), a seller of premium hand-crafted baskets made in Ohio and a line of products for the home, including pottery through a nationwide network of independent sales representatives.

After the acquisition of TLC, we continued to execute our strategy of identifying desirable acquisitions in the micro-enterprise channel and successfully moved ahead with bringing six additional new companies into the CVSL fold, each selling a variety of products in the direct selling segment. Each acquired company has its own unique product line, independent sales force and culture and our goal of each acquisition is to maintain these unique elements while reducing the cost of operations and goods for each acquired company through economies of scale and operating efficiencies. During 2013, we completed the acquisition of the assets or stock of Your Inspiration at Home, Pty. Ltd. (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc. (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC (a direct seller of nutritional supplements and skin care products), Paperly, Inc., (a direct seller of custom stationery) and My Secret Kitchen Limited, (a direct seller of a unique line of food products). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC, (a direct seller of jewelry for cash) and in March 2014 we completed the acquisition of Uppercase Living, LLC, a direct seller of customizable vinyl expressions for display on walls. For all of these acquisitions, the primary consideration paid by us was shares of our common stock, par value $0.0001 ("Common Stock") convertible debt that converted to Common Stock and the issuance of seller notes.

As a result of these acquisitions, we have grown at a rapid pace. With each acquisition we have expanded not only our product base but also our base of independent sales representatives. In this respect, we have something valuable that we believe Facebook and other social media companies wish they had. The social media companies have the social aspect well in hand, in that people use their sites to stay connected. However, they have not been able to fully translate these connections directly into commerce. In contrast, our companies' virtual communities of sellers and customers are already conducting commerce, much of it using our online business tools, such as personalized web sites. This convergence of personal relationships, social media and commerce is what gives us our unique blend of attributes. As we scale up, we expect these attributes will be magnified.

Because the acquisitions were made during the course of 2013 our financial statements for the year ended December 31, 2013 reflect only partial-year numbers for revenue derived from these companies after their acquisition by us and do not capture the full-year impact of these transactions.

CVSL Strategy

We are engaged in an ongoing acquisition strategy, which we expect will result in additional revenue being added as more companies are acquired. Management believes that profitability and cash flow will continue to rapidly increase because fixed costs are not expected to increase at the same rate as the increases in revenues.

Our team takes a systematic approach to growth: (1) determine which candidate companies among the dozens of companies in its potential acquisition "funnel" are ready for serious consideration; (2) conduct financial analysis on the companies; (3) hold discussions with owners to determine whether a match is ripe; (4) sign a letter of intent; (5) conduct due diligence; (6) finalize a transaction; and (7) begin the integration of the company into CVSL. We are product "agnostic" and attempt to add diverse products and services to our Company through our acquisitions.

Throughout this process and afterward, we give "brand respect" to each separate company, its product line, its corporate culture, its sales force and its employees. We recognize that each individual CVSL company has its own brand identity, and our strategy involves preserving and protecting that identity.

The objective is to "build out" CVSL across multiple dimensions. In doing so, we attempt to maximize free cash flow for us and our shareholders through market share growth, aggressively managing costs and finding synergies among the companies' back offices and operations.

Our building out process is taking several forms:

  Build out categories.
  Build out geography.
  Build out the "consumer cloud."
  Build out across both gender demographics.

Categories:    Each time we acquire another company, we gain a foothold in a fundamental category of products or services that has the potential to be enlarged over time. No matter what the size of the acquired company, the key is to gain entry into the fundamental category.

Geography:    Each time we acquire a company in a new geographic market anywhere in the world, we gain a foothold in that country which has the potential to be enlarged. Each new market becomes a pipeline through which all our companies can conduct commerce.

Consumer cloud:    Every micro-enterprise company brings with it attributes that include names and contacts that represent personal relationships with current sellers, former sellers, current customers and past customers. These connections have significant value.

A fundamental principle of our strategy is the fact that these millions of connections represent personal relationships—between family members, friends, neighbors, co-workers, etc. As such, we believe they carry far more weight than paid advertising. When a consumer recommends a product to a family member, that recommendation carries more credibility than even the most effective advertising.

We are in the process of developing an array of "member privileges" for persons in our virtual community. The most obvious of these is the ability to buy products or services from our other CVSL companies at a discount. In addition, we have begun to seek partnerships with a wide range of companies who will agree to offer discounts on products and services to everyone in the CVSL extended family (sellers, customers, employees, shareholders, etc.) The first of these is Hertz, and we plan to add a myriad of other partners over time, including such categories as travel, entertainment, food, office products, insurance, and so forth. This "CVSL Connections" program will eventually make it extremely desirable to remain within the CVSL network of networks, in order to continue enjoying these privileges.

Finally, a centralized CVSL supply chain and distribution system, using excess manufacturing, warehouse, distribution and office space at CVSL's facility near Columbus, Ohio has the potential to deliver efficiencies for all member companies. Building out CVSL's information technology ("IT") platform can reduce duplication of costs in each company's IT system. We recently announced that we will launch this spring a new IT system to support our sales forces, as well as a new ERP system to manage our business processes.

In sum, 2013 saw us launch our strategic plan, acquire multiple companies, establish a global presence and begin the process of building the consumer cloud of social commerce that we intend to continue developing over the months and years ahead.

Overview of Recently Acquired Companies and Companies to Be Acquired

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which Class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in CVSL acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, CVSL issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000 (the "Convertible Note"), and, to TLC, we issued a ten year, $4,000,000 unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 32,500,000 shares of our Common Stock.

Agel

In October 2013, we formed Agel Enterprises, Inc. ("AEI") which acquired substantially all of the assets of Agel Enterprises LLC ("Agel"). AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries. AEI acquired substantially all the assets of Agel in exchange for total consideration of 7,446,600 shares of our Common Stock, the delivery of a Purchase Money Note, dated the closing date, in the original principal amount of $1,700,000 and the assumption of certain liabilities of Agel. 572,549 of the common shares for this acquisition were issued in January 2014.

Your Inspiration At Home

In August 2013, we acquired substantially all of the assets of Your Inspiration At Home Pty Ltd. ("YIAH"). YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013. We acquired substantially all the assets of YIAH in exchange for total consideration of 4,512,975 shares of our Common Stock and the assumption of certain liabilities of YIAH.

Tomboy Tools

In October 2013, we acquired substantially all of the assets of Tomboy Tools, Inc. ("TBT"), a direct seller of a line of tools designed for women as well as home security monitoring services. We acquired substantially all the assets of Tomboy Tools in exchange for total consideration of 1,766,979 shares of our Common Stock and the assumption of certain liabilities of TBT.

Paperly

In December 2013, we acquired substantially all of the assets of Paperly LLC ("Paperly"), a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 155,926 shares of our Common Stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The Common Stock for this acquisition was issued in 2014.

My Secret Kitchen

In December 2013, we acquired a 90% controlling interest of My Secret Kitchen Ltd. ("MSK"), an award-winning United Kingdom-based direct seller of a unique line of food products. We acquired substantially all the assets of MSK in exchange for total consideration of 317,804 shares of our common stock and payment of an earn out of 5% of EBITDA from 2014 to 2016. The Common Stock for this acquisition was issued in January 2014.

Happenings Communications Group

Through a share exchange that occurred in August 2012, we acquired Happenings Communications Group, Inc. ("HCG"). HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses. Services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable "in-house" resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

Golden Girls

During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC, a direct seller of jewelry for cash. Upon the closing of the acquisition, we will acquire substantially all the assets of Golden Girls in exchange for shares of our Common Stock. As of the date of this filing, this transaction has not yet closed and there can be no assurance that it will close.

Uppercase Living, LLC

In March 2014, we acquired substantially all the assets of Uppercase Living, LLC ("Uppercase Living"), a direct seller of customizable vinyl expressions for display on walls. Consideration consisted of 578,387 shares of our Common Stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that will acquire the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or common shares of CVSL at the Company's discretion. The common shares for this acquisition have not been issued as of the date of this report.

Marketing, Manufacturing and Distribution

We presently have sales operations in over 40 countries and serve our customers through an independent sales force. For the year ended December 31, 2013, approximately 16% of our revenue was derived from sales outside the U.S. The independent consultants utilize brochures and websites to advertise products offered by CVSL companies. Nearly all independent consultants have a personalized website for ordering products which allows the consultant to run their business more efficiently and also to allow CVSL companies to improve our order-processing accuracy. Representatives earn commissions by selling products to their customers, the ultimate consumer. We generally have no arrangements with end users of our products beyond the distributors. No single distributor accounts for more than 1% of our net sales.

Orders are placed using the internet, mail, telephone, fax and directly with our representatives at events that they host and payments are processed, often via credit cards, when orders are taken. Once the order is processed, products are gathered at a distribution center and delivered to the customer through a combination of local and national delivery companies. Sufficient raw materials were available during the year ended December 31, 2013 and we believe they will continue to be. We believe alternative suppliers of raw materials are readily available if our current suppliers were to become unavailable. In some markets, we utilize retail locations to serve representatives and customers. We utilize third party manufacturers for some of our products and manufacture certain products ourselves, such as food products sold in Australia and baskets. We purchase raw materials from numerous domestic and international suppliers. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal delivery companies for the delivery of our goods. However, we believe that there are several alternative delivery companies that could replace the current delivery companies, and there are several alternative manufacturers that could replace our current manufacturers.

The independent representatives are independent contractors compensated based on sales of products achieved by them, their down-line representatives and customers. The recruiting of new representatives and the training are responsibilities of the existing representatives supported by in-house marketing staff. Due to the fact that representatives are compensated based on sales made by other representatives that they recruit, they have an incentive to recruit additional representatives to increase their opportunities for increasing their total sales and related sales commissions despite the fact that they are not paid a fee for recruiting additional representatives. The primary method of adding to CVSL's independent representatives and customer base has been the acquisitions of other companies with such bases and personal contacts.

Intellectual Property

We have acquired numerous registered trademarks in our business relating to the acquisitions that we have consummated and intend to maintain the trademarks of companies we acquire. We own trademarks that are registered with the U.S. Patent and Trademark Office and in foreign jurisdictions. Registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered trademark in connection with a similar product in the same channels of trade by any third-party in the respective country of registration, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of our brands and the effective marketing of our products. We intend to maintain and keep current all of our trademark registrations and to pay all applicable renewal fees as they become due. The right of a trademark owner to use its trademarks, however, is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete, and if for any reason we were unable to maintain our trademarks, our sales of the related products bearing such trademarks could be materially and negatively affected. See "Risk Factors."

We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Most of our products are not protected by patents, and therefore, such agreements are often our only form of protection. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Governmental Regulation

The direct-selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-selling activities in foreign markets. Laws specifically applicable to direct-selling companies generally are directed at preventing deceptive or misleading marketing and sales practices. These laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria.

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate.

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies.

As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

As is the case with most companies that operate in our product categories, we receive from time to time inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Industry Overview/Competition

The business of direct-selling is competitive. Not only does CVSL compete for customers but also for sales representatives. CVSL faces competition from products sold to customers by other direct-selling companies and through the Internet, and products sold through the mass market and traditional retail channels.

Many direct selling segment competitors such as Avon, Tupperware and others have longer operating histories, greater financial, technical, product development, marketing and sales resources, greater name recognition, larger customer bases and better-developed distribution channels.

Seasonality

Although we are not significantly affected by seasonality, we do experience slight variations in sales activity in the fourth quarter around Christmas.

Employees

As of December 31, 2013 and 2012, we had worldwide approximately 393 and 5 employees, respectively, as measured by full-time equivalency. These numbers do not include our independent sales force, which are independent contractors and are not considered employees. Our employees are not represented by a union or other collective bargaining group. We believe that we have a good relationship with our employees.

 Independent Sales Force

As of December 31, 2013, we had more than 40,000 active sales representatives across our direct selling companies. Our independent representatives are not salaried and earn commissions by selling products to their customers, the ultimate consumer. They also earn revenue from the sales of products by representatives that they recruit. Our largest expense is commissions paid to our independent representatives. For the year ended December 31, 2013, we paid $16.4 million to our independent representatives.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.cvsl.us.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC" or "the Commission"). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our History

We were incorporated in the State of Delaware in April 2007 under the name Cardio Vascular Medical Device, Inc. We converted to a Florida corporation in June 2011 and changed our name to Computer Vision Systems Laboratories, Corp.

On August 24, 2012 we entered into a Share Exchange Agreement (the "Share Exchange Agreement"), with, Happenings Communications Group, Inc. ("HCG") and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 438,086,034 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly owned subsidiary. In May 2013, we amended our Articles of Incorporation to increase our authorized number of shares of Common Stock to 5,000,000,000 and changed our name to CVSL Inc.

Item 1A.    Risk Factors

You should carefully consider the following risks in evaluating our Company and our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this report, including the information set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the market price of our common stock could decline.

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

Mr. Rochon, as our Chief Executive Officer and Chairman of our Board of Directors, and through his control of Rochon Capital, controls the Company and important matters relating to us. As a result of his positions and his control of our Common Stock, Mr. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy and our day-to-day operations. In addition, Mr. Rochon's ownership of our Common Stock and control of the Company could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our Common Stock. There can be no assurance that conflicts of interest will not arise with respect to Mr. Rochon's ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

Because we have recently acquired a large number of businesses, it is difficult to predict if we will continue to generate our current level of revenue.

Prior to March 2013, our primary business was publishing a monthly magazine, Happenings Magazine, and prior to September 2012, we were engaged in the development and commercialization of medical devices. During 2013, we completed 6 business acquisitions, changing our business focus away from that of the publishing business towards the direct-selling business. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products generated from these new acquisitions since we have had very limited recent operating history as a combined entity and the impact of all of the acquisitions is difficult to assess. Therefore, our ability to sustain our revenue is uncertain and there can be no assurance that we will continue to be able to generate significant revenue or be profitable.

Our business is difficult to evaluate because we have recently expanded our product offering and customer base.

We have recently acquired companies engaged in the sale of new products through new independent distributors. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current management and structure. Although we are based in Texas, several of the businesses we acquired are based in other places such as Ohio and Utah and foreign countries such as Italy and Australia, making the integration of our newly acquired businesses difficult. Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with.

We may have difficulty managing future growth.

Since we commenced operations in the direct-selling business, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations. In addition, the financing for any of future acquisitions could dilute the interests of our stockholders; resulting in an increase in our indebtedness or both. Future acquisitions may entail numerous risks, including:

  •
  difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers; and

  •
  risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition, and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms

If we cannot successfully implement our acquisitions strategy, it could have a material adverse effect on our operating results and stock price.

Our current primary growth strategy is the acquisition of, or entering into strategic transactions involving direct-selling companies, and potentially companies engaged in businesses related to direct-selling. We will review acquisition prospects that meet our strategic goals of investing in these companies that increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities. Our failure to successfully complete the integration of any acquired business could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. In addition, there can be no assurance that we will be able to identify additional suitable acquisition candidates or consummate acquisitions or strategic transactions on acceptable terms. We are evaluating acquisition opportunities available to us that fit our acquisition strategy. We anticipate pursuing additional opportunities, and we may pursue one or more of these opportunities simultaneously and we may pursue one or more of these opportunities in the very near future. Acquisitions and other strategic transactions involve many risks, including:

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

Each of our subsidiaries is dependent on its key personnel.

The loss of the key executive officers of any of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations, and any material adverse effect on our subsidiaries could have a material adverse effect on us or our stock price. As part of our strategy, we believe it is important to retain the leaders of each of the acquired companies. Each of our subsidiaries is dependent upon its executive management team. There can be no assurance that any subsidiary will be successful in attracting and retaining additional personnel.

We experience a high level of competition in the direct-selling industry for representatives.

In the direct-selling industry, sales are made to the ultimate consumer principally through independent representatives referred to by many different names—distributors, associates and team members are examples; we use the term "representatives" to cover all such persons. Generally, there can be a high rate of turnover among a direct-selling company's representatives.

Our ability to remain competitive and maintain and expand our business depends, in significant part, on the success of our subsidiaries in recruiting, retaining, and incentivizing representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct-selling model. We cannot ensure that the strategies for soliciting and retaining the representatives of our subsidiaries or any direct-selling company we acquire will be successful, and if they are not, our prospects, business activities, cash flow, financial condition, results of operations and stock price could be harmed.

Several factors affect our ability to attract and retain independent sales representatives, including:

  •
  on-going motivation of our independent sales force;

  •
  general economic conditions;

  •
  significant changes in the amount of commissions paid;

  •
  public perception and acceptance of the industry, our business and our products;

  •
  our ability to provide proprietary quality-driven products that the market demands; and

  •
  competition in recruiting and retaining an independent sales force.

The loss of key high-level independent sales force leaders could negatively impact our associate growth and our revenue.

As of December 31, 2013, we had over 40,000 active independent sales force who purchased our products within the last 12 months, of which more than 600 occupied the highest level under our various compensation plans. These independent sales force leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales force or a group of leading associates in the independent associates' networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

Changes to our sales force compensation arrangements could be viewed negatively by some independent associates, could cause failure to achieve desired long-term results and have a negative impact on revenue.

Our sales force compensation plans include components that differ from market to market. We modify components of our compensation plans from time to time in an attempt to remain competitive and attractive to existing and potential independent associates including such modifications:

  •
  to address changing market dynamics;

  •
  to provide incentives to independent associates that are intended to help grow our business;

  •
  to conform to local regulations; and

  •
  to address other business needs.

Because of the size of our sales force and the complexity of our compensation plans, it is difficult to predict how independent associates will view such changes and whether such changes will achieve their desired results.

An increase in the amount of commissions and incentives paid to the independent sales force reduces our profitability.

The payment of commissions and incentives, including bonuses and prizes, is one of our most significant expenses. We closely monitor the amount of commissions and incentives as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain our independent sales force or cause us to lose some of our existing independent sales force.

Our business is involved in an industry with intense competition.

Our business operates in an industry with numerous manufacturers, distributors and retailers of consumer goods. The market for our products is intensely competitive. Many of our competitors, such as Avon, Tupperware and others, are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our independent sales force to market and sell our products through direct marketing techniques. Our ability to compete with other direct marketing companies depends greatly on our ability to attract and retain our independent sales force. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors' product and other competing products that enter the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

We and our subsidiaries generally conduct business in one channel.

Our principal business segment is conducted worldwide in one channel, the direct selling channel. Products and services of direct-selling companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence, all of which are beyond our control. Our subsidiaries may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

Consumer purchasing habits, including reducing purchases of a direct-selling company's products, or reducing purchases from representatives or buying products in channels other than direct-selling, such as retail, could reduce a direct-selling company's sales, impact its ability to execute its business strategy or have a material adverse effect on its prospects, business activities, cash flow, financial condition, and results of operations. If any government bans or severely restricts our model, our prospects, business activities, cash flow, financial condition and results of operations may be materially adversely affected.

Direct-selling companies are subject to numerous laws.

The direct-selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-selling activities in foreign markets. Laws specifically applicable to direct-selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as "pyramid" or "chain sales" scheme laws. These "anti-pyramid" laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct-selling programs do not include "bright line" rules, involve a high level of subjectivity and are subject to judicial interpretation. We and our subsidiaries are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct-selling company that we own or we acquire in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. The implementation of such regulations may be influenced by public attention directed toward a direct-selling company, its products or its direct-selling program, such that extensive adverse publicity could result in increased regulatory scrutiny.

The failure of the representatives of our subsidiaries to comply with laws, regulations and court decisions creates potential exposure for regulatory action or lawsuits against us.

Because the representatives that market and sell our products and services are independent contractors, and not employees, we and our subsidiaries have limited control over their actions. In the United States, the direct-selling industry and regulatory authorities have generally relied on the implementation of a company's rules and policies governing its direct-sellers, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct-selling plans and unlawful pyramid schemes, to compel compliance with applicable laws. Direct-selling companies maintain formal compliance measures to identify specific complaints against their representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives our subsidiaries have, it is not feasible for our subsidiaries to monitor the representatives' day-to-day business activities. We and our subsidiaries must maintain the "independent contractor" status of our representatives and, therefore, have limited control over their business activities. As a result, we cannot insure that the representatives we engage in business with will comply with all applicable rules and regulations, domestically or globally. Violations by the representatives of applicable law or of the direct-selling company's policies and procedures in dealing with customers could reflect negatively on a direct-selling company's prospects, business activities, cash flow, financial condition and results of operations, including its business reputation, and subject it to fines and penalties. In addition, it is possible that a court could hold a direct-selling company civilly or criminally accountable based on vicarious liability because of the actions of its representatives.

Although the physical labeling of our products is not within the control of our representatives, our representatives must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Our foods, nutritional supplements and cosmetics, and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent representatives and attempt to monitor our sales force marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our sales force fails to comply with these restrictions, then we and our sales force could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent representatives in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent representatives.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies could harm our prospects, business activities, cash flow, financial condition and results of operations.

The number of representatives and the results of our operations may be affected significantly by the public's perception of our subsidiaries and of similar companies. This perception is dependent upon opinions concerning:

  •
  the safety and quality of the products, components and ingredients, as applicable;

  •
  the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies' representatives;

  •
  the marketing program; and

  •
  the business of direct-selling generally.

Adverse publicity concerning any actual or purported failure of our subsidiaries of their representatives to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our marketing program, the licensing of its products for sale in its target markets or other aspects of its business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect the ability to attract, motivate and retain representatives, which would negatively impact its ability to generate revenue.

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

Direct-selling companies have been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions. We can provide no assurance that we would not be harmed if any such actions were brought against any of our subsidiaries or another direct-selling company we acquired.

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

Selling products for human consumption such as nutritional supplements and spices involve a number of risks. We may need to recall some of our products if they become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may incur significant liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

A general economic downturn, a recession globally or in one or more of our geographic regions or other challenges may adversely affect our business and our access to liquidity and capital.

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business and our access to liquidity and capital. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital and maintain credit lines and offshore cash balances.

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2014 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

Our inability to develop and introduce new products that gain acceptance from our representatives and market acceptance could harm our business.

Our continued success depends on our ability to anticipate, gauge, and react in a timely and effective manner to changes in consumer spending patterns and preferences. We must continually work to discover and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. A critical component of our business is our ability to develop new products that create enthusiasm among our independent representatives. If we are unable to introduce new products, our independent representatives' productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Some of our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Other products contain innovative ingredients or combinations of ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have performed or sponsored only limited clinical studies. Furthermore, because we are highly dependent on consumers' perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers' use or misuse of our products or similar products of our competitors.

Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent representatives and customers, we maintain a considerable inventory of finished goods in most countries in which we sell our products. Our inventories of finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs of our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations or cash flows.

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

We are dependent upon the uninterrupted and efficient operation of our manufacturers and suppliers of products. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition, or results of operations.

We are subject to numerous government regulations.

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate.

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies.

As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

The loss of suppliers or shortages of raw materials could have an adverse effect on our business, financial condition, or results of operations.

        We depend on outside suppliers for raw materials. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events.

A failure of our information technology systems would harm our business.

Our IT systems are vulnerable to a variety of potential risks, including damage or interruption resulting from natural disasters, telecommunication failures, and human error or intentional acts of sabotage, vandalism, break-ins and similar acts. Although we have adopted and implemented a business continuity and disaster recovery plan, which includes routine back-up, off-site archiving and storage, and certain redundancies, the occurrence of any of these events could result in costly interruptions or failures adversely affecting our business and the results of our operations.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several large companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our customers' proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, "denial-of-service" type attacks and similar disruptions that could, in certain instances, make all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our web customers, as well as those of other prominent companies, may be targeted by parties using fraudulent "spoof" and "phishing" emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through "trojan horse" programs to our customers' computers. These emails appear to be legitimate emails sent by us, but they may direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate "spoof" and "phishing" emails through product improvements and user education, "spoof" and "phishing" remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

If we fail to protect our trademarks and tradenames, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

The market for our products depends upon the goodwill associated with our trademark and tradenames. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or tradenames could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

We permit the limited use of our trademarks by our representatives to assist them in the marketing of our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our sales force, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur, it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

Our business is subject to intellectual property risks.

Many of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent representatives, suppliers, directors, officers and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful, nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations or cash flows.

We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

Our independent representatives are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our representatives. In the event that local laws and regulations require us to treat our independent representatives as employees, or if our representatives are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

We rely upon our existing cash balances and cash flow from operations to fund our business. In the event that we do not generate adequate cash flow from operations, we will need to raise money through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing, significantly scale back our operations, and/or discontinue many of our activities which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms.

The covenants in the existing indebtedness at one of our subsidiaries limits that subsidiary's discretion with respect to certain business matters.

One of our subsidiaries has a credit facility that contains financial and operating covenants that restrict that subsidiary's ability to, among other things:

  •
  pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

  •
  incur or guarantee additional debt; and

  •
  merge, consolidate or sell all or substantially all of its assets.

In addition, this credit facility requires that subsidiary to meet certain financial ratios and financial conditions. The ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under this credit facility, which is secured by substantially all that subsidiary's assets, against which the lenders thereunder could proceed to foreclose.

The conversion of any Convertible Notes into common shares could have a dilutive effect that could cause our share price to go down.

The $20 million Convertible Subordinated Unsecured Promissory Note is convertible into common shares within ten days of June 17, 2014 and is capped at 64,000,000 shares. When the Convertible Note is converted into common shares, our existing stockholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline.

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

Currency exchange rate fluctuations could reduce our overall profits.

In 2013, we recognized 16% of net sales in markets outside of the United States. The percentage will likely increase in 2014 when we include a full year of results from our international acquisitions. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

Taxation and transfer pricing affect our operations and we could be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our business.

As a multinational corporation, in many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase.

A change in applicable tax laws or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results. In the event any audit or assessments are concluded adversely to us, these matters could have a material impact on our financial condition.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

A majority of our directors are not "independent" and several of our directors and officers have other business interests.

A majority of our directors are not "independent" under any independence standard available to us. This lack of "independence" may interfere with our directors' judgment in carrying out their responsibilities as directors. We currently are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of our directors to be independent. However, for the determinations of independence we use the definition of independence applied by NYSE.

Several of our directors have other business interests, including Mr. Rochon who controls Richmont Holdings Inc. ("Richmont Holdings"). Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon, as do several of our other directors, serves on the board of directors of several companies and, as a result of his business experience, may be asked to serve on the boards of other companies. We may compete with these other business interests for such director's time and efforts. We have not adopted a policy for resolving such conflicts of interests.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services, we do not have the internal capabilities to provide such services and many of our employees are also employees of such affiliated entities.

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings, a private investment and business management company pursuant to which Richmont Holdings provides administrative services to us. Although we have begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates, we have relied upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas.

CVSL officers are currently working for us on a part-time basis and also work for Richmont Holdings or its affiliated entities. These part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

There currently is a limited liquid trading market for our Common Stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date there has been a limited trading market for our Common Stock. We cannot predict how liquid the market for our Common Stock may become. Our Common Stock trades on the OTC Markets OTCQX. In the future, we may apply for listing of our Common Stock on the NYSE, The NASDAQ Stock Market or another national securities exchange, if we can satisfy the initial listing standards for such exchanges and believe such a listing would be beneficial to us and our shareholders. We currently do not satisfy the initial listing standards of any such exchange, and we cannot assure investors that we will be able to satisfy such listing standards, or that our Common Stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or if our Common Stock is otherwise rejected for listing and remains listed on the OTC Markets OTCQX, the trading price of our Common Stock could be subject to increased volatility and the trading market for our Common Stock may be less liquid.

For companies whose securities are traded in the OTC Markets OTCQX, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies) and to obtain needed capital.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Common Stock. The issuance of shares of our Common Stock upon the exercise of options to purchase our securities, which we may grant in the future, may result in dilution to our shareholders. Our Articles of Incorporation currently authorize us to issue five billion (5,000,000,000) shares of Common Stock. Pursuant to the Share Exchange Agreement dated August 24, 2012, we have agreed to issue to Rochon Capital an additional 504,813,514 shares of our Common Stock. Following the issuance of the stock the number of outstanding shares of our Common Stock will increase to approximately one billion, with approximately four billion shares of our Common Stock available for issuance. We have issued a Convertible Note which may be converted into as many as 64,000,000 shares of our Common Stock. If the Company issues shares of our Common Stock to satisfy this Convertible Note, substantial dilution may result. The future issuance of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our Common Stock.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our stated growth strategy is to acquire companies, some of which may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our financial statements for the year ended December 31, 2013. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, in that one of our subsidiaries acquired during 2013 failed to employ a sufficient number of staff in its finance and accounting department to maintain optimal segregation of duties and to provide optimal levels of oversight. This lack of personnel was acute during our 2013 audit which resulted in certain audit adjustments.

We have taken actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we: (i) have appointed a controller for all CVSL subsidiaries and parent company; (ii) hired additional staff at the subsidiary; (iii) arranged for key managers and accounting personnel to work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee; (iv) evaluated control procedures and where possible modified those control procedures to improve oversight and (v) purchased and begun implementation of a new global Enterprise Resource Planning (ERP) system which includes accounting for all subsidiaries, which will be utilized as we make additional acquisitions. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table sets forth the location and approximate square footage of our major manufacturing, distribution and office facilities:

Entity	Location	Approximate square footage of facilities	Land in acres	Description of property	Own/Lease
CVSL	Plano, Texas	14,139		CVSL Corporate Headquarters	Lease
TLC	Newark, Ohio	180,000	22	TLC Corporate Headquarters	Own
TLC	Frazeysburg, Ohio	1,170,113	293	Manufacturing and Distribution Facilities	Own
TLC	Frazeysburg, Ohio	121,300	32	Longaberger Homestead (retail, restaurants and historic structures)	Own
TLC	Hagerstown, Maryland	3,051		Retail Outlet	Lease
TLC	Aurora, Ohio	2,587		Retail Outlet	Lease
TLC	Williamsburg, Virginia	2,512		Retail Outlet	Lease
TLC	Jeffersonville, Ohio	2,475		Retail Outlet	Lease
TLC	Edinburgh, Indiana	2,400		Retail Outlet	Lease
TLC	Rehoboth Beach, Deleware	1,865		Retail Outlet	Lease
Agel	Springville, Utah	19,394		Agel Corporate Headquarters and Distribution Center	Lease
Agel	Moscow, Russia	4,166		Warehousing, Distribution & Associated Offices	Lease
Agel	Kiev, Ukraine	3,610		Warehousing, Distribution & Associated Offices	Lease
Agel	Kuala Lumpur, Malaysia	2,900		Warehousing, Distribution & Associated Offices	Lease
Agel	Milan, Italy	1,399		Warehousing, Distribution & Associated Offices	Lease
Agel	Astana, Kazakhstan	1,086		Warehousing, Distribution & Associated Offices	Lease
YIAH	Gold Coast, Australia	6,997		Warehousing, Distribution & Associated Offices	Lease
HCG	Clark's Summit, Pennsylvannia	2,080		HCG Corporate Headquarters	Lease

Our corporate headquarters are located in Plano, Texas where we rent 14,139 square feet of office space for annual rent of $351,492. TLC owns a 180,000 square foot facility that serve as its corporate headquarters, a 1,170,113 square foot manufacturing and distribution facility and a 121,300 square foot facility that houses retail stores and restaurants, all located in Ohio. These owned facilities are pledged as security for a bank loan currently at TLC. TLC leases retail outlets in Maryland, Virginia, Ohio, Indiana and Delaware for aggregate annual lease payments of $296,904. Agel's corporate headquarters and distribution center are located in Springville, Utah where Agel rents 19,394 square feet of space for annual rent of $121,176. In addition, Agel rents warehousing, distribution and office space in Russia, Ukraine, Malaysia, Italy and Kazakhstan for annual rent of $346,176. YIAH rents warehousing, distribution and office space in Australia for annual rent of $90,540 and the HCG corporate headquarters in Pennsylvania are leased for an annual rent of $20,560.

Item 3.    Legal Proceedings

Prior to AEI's acquisition of the assets of Agel Enterprises LLC ("Agel"), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008-2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI has recently filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process. AEI maintains a liability of $1.0 million in accrued liabilities for this disputed amount, which is reflected in CVSL's 2013 financial statements.

Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 2014 our Common Stock has been quoted on the OTC Markets OTCQX under the symbol "CVSL." From February 2008 until February 2014, our Common Stock had been quoted on the OTC Bulletin Board and the OTC Markets OTCQB under the symbol "CVSL." Our Common Stock currently is traded on the OTC Markets OTCQX. The last reported sale price of our common stock on the OTCQX on March 28, 2014 was $0.38. We are actively looking to seek a national listing of our Common Stock.

The following table sets forth, for the periods indicated, the high and low closing bid price quotations for our Common Stock. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarterly Periods for the Year 2013
Ended March 31	$.63	$.06
Ended June 30	$.35	$.20
Ended September 30	$.38	$.22
Ended December 31	$.73	$.36
Quarterly Periods for the Year 2012
Ended March 31	$.40	$.10
Ended June 30	$.25	$.05
Ended September 30	$.13	$.04
Ended December 31	$.24	$.02

Holders

As of March 31, 2014, we had 488,186,056 shares of Common Stock outstanding held by approximately 54 holders of record.

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

Equity Compensation Plans

We currently do not have an equity compensation plan for our employees. We have two share based compensation plans, further described in footnote 12 of our financial statements, but compensation under these plans will be paid to participants in cash, so they will not result in the issuance of any shares of our Common Stock.

 Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2013, CVSL issued 32,500,000 shares of Common Stock to a trust of which Tamala Longaberger is the trustee (the "Trust") upon conversion of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 issued to the Trust. The issuance qualified for exemption under Section 3(a)(9) of the Securities Act of 1933.

On October 2, 2013, CVSL issued 1,766,979 shares of Common Stock to Tomboy Tools Inc. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On October 14, 2013, CVSL issued 4,512,975 shares of Common Stock to Inspired Portfolio Pty, Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On October 22, 2013, CVSL issued 3,723,300 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

On November 27, 2013, CVSL issued 3,150,751 shares of Common Stock to Lega Enterprises, LLC and TPark One LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

On January 6, 2014, CVSL issued 317,804 shares of Common Stock to the five former shareholders of My Secret Kitchen Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On January 6, 2014, CVSL issued 155,926 shares of Common Stock to Paperly, Inc. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On January 7, 2014, CVSL issued 572,549 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

Item 6.    Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements ("forward-looking statements") that involve risks and uncertainties. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. We undertake no obligation to comment on analyses, expectations or statements made by third-parties in respect of us or our operations and operating results.

Overview

CVSL seeks to acquire companies primarily in the direct-selling business and companies potentially engaging in businesses related to direct-selling.

In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes. We do not plan to limit our acquisition opportunities to companies of any particular size, and we will periodically evaluate smaller companies in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. We generally plan to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties and can, in our opinion, be strengthened by improved strategic and tactical guidance.

The Longaberger Company

On March 18, 2013, CVSL acquired a 51.7% controlling interest in The Longaberger Company ("TLC"). TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.

Agel

On October 22, 2013, CVSL formed Agel Enterprises Inc. ("AEI") which acquired substantially all the assets of Agel Enterprises, LLC. AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

Your Inspiration At Home

On August 23, 2013, CVSL acquired substantially all the assets of Your Inspiration At Home Pty Ltd. ("YIAH"). YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013.

 Tomboy Tools

On October 1, 2013, CVSL acquired substantially all the assets of Tomboy Tools, Inc. ("TBT"), a direct seller of a line of tools designed for women as well as home security monitoring services.

Paperly

On December 31, 2013, CVSL acquired substantially all the assets of Paperly LLC ("Paperly"), a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

My Secret Kitchen

On December 20, 2013, CVSL acquired a 90% controlling interest of My Secret Kitchen, Ltd. ("MSK"), an award-winning United Kingdom-based direct seller of a unique line of food products.

Happenings Communications Group

As part of the Share Exchange Agreement, CVSL acquired 100% of Happenings Communications Group, Inc. ("HCG"). HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses. Services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable "in-house" resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

Strategic Initiatives

Assets

One of the many aspects of TLC's operation that was attractive to CVSL was its abundance of assets. For example, TLC has $15.6 million in inventory as of December 31, 2013, compared to $19.3 million at December 31, 2012, with further reductions planned in future quarters. CVSL has worked with TLC to begin reducing its inventory through selling more items online, through TLC's showrooms and by opening up new territories. The sale of excess inventory generates cash to reduce debt and fund operations.

Another attractive aspect of acquiring TLC was the variety of fixed assets and real estate that are under-utilized in TLC's current operations. CVSL intends to utilize certain of these assets with future acquisitions. For example, YIAH has now begun operations in North America, operating out of our Newark, Ohio office building. TBT has shifted inventory and distribution to TLC's facilities. While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets that can be sold to further reduce debt and generate positive cash. During the fourth quarter of 2013, TLC sold the Longaberger Golf Club for $4.0 million and the proceeds were used to reduce TLC term debt to $0.4 million.

TLC owns and operates its manufacturing and distribution facilities near Frazeysburg, Ohio at the East Central Ohio (ECO) Business Park. TLC owns and operates ECO Business Park, which has warehouse buildings ranging from 35,000 square feet to 814,000 square feet, along with other facilities. TLC does not need all the space it currently owns in the Business Park, so CVSL intends to utilize it for other acquisitions and/or sell or structure sale/leaseback transactions to generate additional cash.

Results of Operations

As a result of our acquisitions, we have grown at a rapid pace. With each acquisition we have expanded not only our product base but also our base of independent sales representatives. Because the acquisitions were made during the course of 2013 our financial statements for the year ended December 31, 2013 reflect only partial-year numbers for revenue derived from these companies after their acquisition by us and do not capture the full-year impact of these transactions.

CVSL's substantial growth during 2013 provides challenges for the comparison of year over year results. As described above we acquired TLC during the first quarter 2013, YIAH during the third quarter 2013 and TBT, AEI, MSK and Paperly during the fourth quarter of 2013. Inasmuch as all of the acquisitions were consummated in 2013, any comparison between our year end numbers for the year ended December 31, 2013 and December 31, 2012 would not be meaningful on a quantitative or qualitative basis.

During the year ended 2013, CVSL's gross sales increased $84.0 million to $84.9 million compared to $0.9 million for the year ended 2012.

CVSL's operating losses were $8.7 million compared to $1.7 million for the years ended 2013 and 2012, respectively. The dramatic increases were the result of six acquisitions completed throughout 2013.

Commissions and incentives

CVSL incurred $16.4 million in commissions and incentives costs that are associated with operating in the direct selling industry. The costs represent commissions and incentive trips earned by the independent sales force. Commissions and incentives represented 37% of our operating expenses for the year ended December 31, 2013

Selling, General and Administrative

Our selling, general and administrative costs increased by $25.6 million when comparing year ended 2013 to year ended 2012. The year over year increase is primarily the result of various administrative departments at each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional fees associated with the acquisition and pursuit of companies in the direct selling industry. Selling, general and administrative expenses represented 63% of our operating expenses for the year ended December 31, 2013. Included in selling, general and administrative expenses for the years ended December 31, 2013 and 2012 are $1.9 million and $450 thousand, respectively of fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for due diligence, financial analysis, legal, travel and other services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions.

Interest expense

Interest expense of $1.6 million during year ended 2013 compared to $43 thousand during year ended 2012. CVSL's interest expense is primarily associated with the $20 million convertible note issued to Richmont Capital Partners V L.P. and debt assumed in the TLC acquisition. The $20 million convertible note and accrued interest will likely be converted to Common Stock during the second quarter of 2014.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of approximately $3.9 million, marketable securities of $11.8 million, total current assets of $38.2 million and working capital of approximately $3.3 million as compared to cash and cash equivalents of $19 million, no marketable securities, total current assets of $19.2 million and a working capital of approximately $18.2 million as of December 31,

2012. The 2012 cash and cash equivalents reflect the $20 million proceeds we received in the sale of a Convertible Note to Richmont Capital Partners V L.P. in December 2012.

Net cash used by operating activities for the year ended December 31, 2013 was $4.6 million, as compared net cash used in operating activities of $1 million for the year ended December 31, 2012.

Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. The Company plans to acquire additional businesses engaged in direct-selling and intends to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition. To the extent that cash will need to be paid as some portion of the acquisition consideration, we expect, to the extent necessary, to use our cash on hand and if necessary to raise cash through debt and/or equity financing. We believe that additional debt or equity financing will be available to us based on the assets and financials of the acquisition candidate and based on management's experience with respect to debt financing and equity financing. We expect to be able to raise capital from lenders and equity investors who will understand our direct-selling acquisition strategy.

As of December 31, 2013, the Company had an $11.8 million investment in marketable securities. The investments are readily available to provide liquidity for acquisitions, debt service and operating expenses. The Company also has a line of credit available for its TLC operations.

Net cash used in investing activities for the year ended December 31, 2013 was approximately $5.7 million, as compared to $0 the year ended December 31, 2012. Net cash used in investing activities consisted primarily of investment in marketable securities of $16.5 million offset by proceeds from sale of property plant and equipment of $4.6 million, primarily the sale of the TLC golf course. We also sold certain equity securities and attained cash through our acquisitions.

Net cash used in financing activities was $4.8 million for the year ended December 31, 2013 as we paid down the term loan with the sale of the TLC golf course. During 2013, we received $20 million from Richmont Capital Partners V L.P. through the sale of Convertible Notes.

At December31, 2013, we had total long-term borrowings of which consisted of the following:

Description	Interest rate	December 31, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,881,096	$20,041,644
Promissory Note—payable to former shareholder of TLC	2.63%	3,734,695	—
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,649,880	—
Term loan—KeyBank	7.70% *	427,481	—
Other, equipment notes		30,244	—

Total debt		26,723,396	20,041,644
Less current maturities		1,128,674	—

Long-term debt		$25,594,722	$20,041,644

The schedule of maturities of our long-term debt are as follows:

2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), we received cash proceeds of 20,000,000 and issued to Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the "Note"), The Note is (i) an unsecured obligation of ours and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to us or any direct or indirect subsidiary of ours, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by us. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 64,000,000 shares being issued) within ten days of June 17, 2014. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 64,000,000 shares of Common Stock at a price of $0.33 per share of Common Stock.

John Rochon, Jr., one of our directors and the son of our Chief Executive Officer, is the 100% owner and is in control of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, one of our directors, is a limited partner of RCP V.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1,700,000 Promissory Note to Lega Enterprises, LLC in connection with the Asset Purchase Agreement between AEI and Agel Enterprises, LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, we issued a $4,000,000 Promissory Note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

 Term loan—Key Bank

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank. The interest rate on the term loan is either Key Bank's prime rate plus 5.75% or LIBOR plus 7.50%. The term note is due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015. As of March 1, 2014, TLC has paid in full the outstanding balance of the term note through monthly amortization payments beginning April 1, 2013 and proceeds of the sale of non-core assets, primarily real estate. The line of credit described below is collateralized by substantially all assets of TLC. Under the agreement, TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC was in compliance with the financial covenants at December 31, 2013.

Line of Credit Payable

Key Bank

TLC has a line of credit agreement which expires on October 23, 2015. Under the agreement, TLC has available borrowings up to $12,000,000, limited to a formula primarily based on accounts receivable and inventory. The agreement provides for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest at December 31, 2013 was 3.94%. The line of credit balance was $8,067,573 of December 31, 2013.

UBS Margin Loan

We have a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by the Company. Interest on the outstanding balance of $1,663,534 was 1.67% at December 31, 2013. The loan is included in the line of credit on our consolidated balance sheets.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and assumptions, including those related to the valuation allowances for receivables, inventory and sales returns and allowances, the carrying value of non-current assets and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Deferred Revenue

CVSL receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience.

 Income Taxes

CVSL and its U.S. subsidiaries excluding TLC file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between accrual basis and tax bases of asset and liabilities. The principal differences are described in footnote (11), income taxes. Benefits from tax credits are reflected currently in earnings. CVSL records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Impairment of Long-Lived Assets

CVSL reviews long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value.

Goodwill and Other Intangibles

CVSL performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. CVSL's reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. CVSL uses a discounted cash flow model and a market approach to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

Other Accounting Policies and Recent Accounting Pronouncements

See footnote (2), Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
    Stockholders of CVSL, Inc.:

        We have audited the accompanying consolidated balance sheets of CVSL, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVSL, Inc. as of December 31, 2013 and 2012, including the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP

Dallas, Texas
March 31, 2014

CVSL Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,876,708	$19,032,392
Marketable securities	11,830,252	—
Accounts receivable, net	780,237	100,769
Inventory	18,734,294	—
Other current assets	2,948,717	20,859

Total current assets	38,170,208	19,154,020
Property, plant and equipment, net of accumulated depreciation	22,847,854	1,514
Goodwill	4,422,928	—
Intangibles, net	3,764,063	—
Other assets	617,795	—

Total assets	$69,822,848	$19,155,534

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$10,471,121	$409,643
Accounts payable—related party	181,858	416,670
Line of credit payable	9,806,002	22,653
Accrued commissions	3,740,846	—
Deferred revenue	1,661,851	60,548
Current portion of long-term debt	1,128,674	—
Other current liabilities	7,881,994	18,375

Total current liabilities	34,872,346	927,889
Long-term debt	25,594,722	20,041,644
Other long-term liabilities	499,640	—

Total liabilities	60,966,708	20,969,533

Commitments & contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 and 490,000,000 shares authorized; 487,139,777 and 487,712,326 shares issued and outstanding, respectively	48,713	48,771
Additional paid-in capital	14,362,493	2,691,942
Accumulated other comprehensive loss	(767,569)	—
Accumulated deficit	(13,085,777)	(4,554,712)

Total stockholders' equity (deficit) attributable to CVSL	557,860	(1,813,999)
Stockholders' equity attributable to noncontrolling interest	8,298,280	—

Total stockholders' equity (deficit)	8,856,140	(1,813,999)

Total liabilities and stockholders' equity	$69,822,848	$19,155,534

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Income Statements

	Year Ended December 31,
	2013	2012
Gross sales	$84,850,502	$930,073
Program costs and discounts	(20,139,341)	—

Net sales	64,711,161	930,073
Costs of sales	29,027,643	324,923

Gross profit	35,683,518	605,150
Commissions and incentives	16,432,061	—
Selling, general and administrative	27,918,877	2,291,991

Operating loss	(8,667,420)	(1,686,841)
Impairment of goodwill	—	2,488,708
Gain on marketable securities	(499,949)	—
Interest expense, net	1,609,313	42,673
Loss from discontinued operations	—	184,725

Loss before income taxes	(9,776,784)	(4,402,947)
Income tax provision	273,000	—

Net loss	(10,049,784)	(4,402,947)
Net loss attributable to non-controlling interest	1,518,719	—

Net loss attributed to CVSL	$(8,531,065)	$(4,402,947)

Basic and diluted loss per share:
Weighted average common shares outstanding	489,288,977	451,274,391
Loss from continuing operations*	$(0.02)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)

Net loss attributable to CVSL	$(0.02)	$(0.01)

*
Excludes loss attributable to non-controlling interest.

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2013	2012
Net loss	$(10,049,784)	$(4,402,947)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(636,778)	—
Foreign currency translation adjustment	(142,364)	—

Other comprehensive loss	(779,142)	—

Comprehensive loss	$(10,828,926)	$(4,402,947)

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Operating activities:
Net loss	$(10,049,784)	$(4,402,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	2,488,708
Depreciation and amortization	1,799,993	1,042
Interest expense	903,007	41,644
Write-down of inventory	124,000	—
Provision for losses on receivables, net	141,801	—
Loss on discontinued operations	—	184,725
Loss on sales of assets	9,027	—
Deferred income tax benefit	(22,000)	—
Changes in certain assets and liabilities:
Accounts receivable	(414,911)	(5,216)
Inventory	3,980,288	—
Other current assets	690,228	(20,359)
Accounts payable and accrued expenses	867,105	365,394
Accounts payable—related party	(392,315)	391,429
Deferred revenue	(2,721,864)	(18,665)
Other long-term liabilities	484,852	—

Net cash (used in) provided by operating activities	(4,600,573)	(974,245)
Investing activities:
Capital expenditures	(454,188)	—
Proceeds from the sale of property, plant and equipment	4,642,522	—
Investment in marketable securities	(16,486,736)	—
Sale of marketable securities	4,019,706	—
Cash acquired in acquisition	2,548,167	—

Net cash (used in) provided by investing activities	(5,730,529)	—
Financing activities:
Proceeds from sale of convertible notes	—	20,000,000
Line of credit, net change	421,159	(1,971)
Repayments on long-term debt	(5,215,095)	—

Net cash (used in) provided by financing activities	(4,793,936)	19,998,029

Effect of exchange rate changes on cash	(30,646)	—

Increase (decrease) in cash	(15,155,684)	19,023,784
Cash and cash equivalents at beginning of year	19,032,392	8,608

Cash and cash equivalents at end of period	$3,876,708	$19,032,392

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$706,306	—
Income taxes	221,779	—
Non-cash transactions:
Convertible note converted to stock	6,563,555	—
Convertible note issued related to acquisition	6,500,000	—
Promissory note issued related to acquisition	4,000,000	—
Stock issued related to acquisitions	5,106,938	—

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	1,000	$10	$66,094	$—	$(151,765)	$—	$(85,661)
Issuance of shares to HCG owners in connection with the Share Exchange	438,085,034	43,798	(43,798)				—
Net effect of assumption of CVSL asset and liabilities	49,626,292	4,963	2,669,646				2,674,609
Net earnings (loss)					(4,402,947)		(4,402,947)

Balance at December 31, 2012	487,712,326	$48,771	$2,691,942	$—	$(4,554,712)	$—	$(1,813,999)
Net earnings (loss)					(8,531,065)	(1,518,719)	(10,049,784)
Other comprehensive income (loss)				(767,569)		(11,573)	(779,142)
Contribution of noncontrolling interest						9,828,572	9,828,572
Issuance of stock for convertible note	32,500,000	3,250	6,560,305				6,563,555
Issuance of stock for investment in subsidiaries	13,154,005	1,315	5,105,623				5,106,938
Contribution of stock with no consideration	(46,226,554)	(4,623)	4,623				—

Balance at December 31, 2013	487,139,777	$48,713	$14,362,493	$(767,569)	$(13,085,777)	$8,298,280	$8,856,140

See notes to consolidated financial statements.

CVSL Inc.

Notes to the Consolidated Financial Statements

(1) Business Overview and Current Plans

CVSL seeks to acquire companies primarily in the micro-enterprise (direct-selling) sector and companies potentially engaging in businesses related to micro-enterprise and to build within this sector an interconnected "network of networks," in which social connections aided by the power of social media will be combined with relationship-based commerce (that is, commerce conducted between friends, neighbors, relatives and colleagues). CVSL refers to this convergence as "social commerce." In making acquisitions, CVSL intends to acquire millions of coordinates of sellers and their customers, out of which will be formed a virtual, online economy which will offer its members a myriad of benefits and advantages. CVSL's acquisitions form the platform for this growing online economy.

In considering appropriate acquisition targets, CVSL anticipates that it will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. CVSL plans to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of CVSL's network of networks.

The Company owns a 51.7% controlling interest in The Longaberger Company ("TLC"). TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.

The Company owns 100% of Agel Enterprises Inc. ("AEI"). AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network independent sales representatives. AEI's products are sold in over 40 countries.

The Company owns 100% of Your Inspiration At Home Pty Ltd. ("YIAH"). YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013.

The Company owns 100% of CVSL TBT LLC which operates Tomboy Tools ("TBT"), a direct seller of a line of tools designed for women, as well as home security monitoring services.

The Company owns 100% of Paperly, Inc., a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

The Company owns a 90% controlling interest in My Secret Kitchen, Ltd ("MSK"), an award-winning United Kingdom-based direct seller of a unique line of food products.

The Company owns 100% of Happenings Communications Group, Inc. ("HCG"). HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses. Services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable "in-house" resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies

Consolidation

CVSL consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where we have determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of December 31, 2013, the non-controlling interest consisted of minority shareholder interests in TLC, certain international subsidiaries of AEI and MSK. As of December 31, 2012, there was no non-controlling interest. All inter-company balances and transactions have been eliminated in consolidation.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting as of the acquisition date, which is the date on which control of the acquired company is transferred to CVSL. Control is assessed by considering the legal transfer of voting rights that are currently exercisable and managerial control of the entity. Goodwill is measured at the acquisition date as the fair value of the consideration transferred less the net fair value of identifiable assets acquired and liabilities assumed. Any contingent consideration is measured at fair value at the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, related to a business combination are expensed as incurred.

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of 90 days or less. We maintain our cash primarily with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000 at December 31, 2013 and December 31, 2012. The amounts held in these banks exceeded the insured limit of $250,000 as of December 31, 2013 and December 31, 2012 totaling $898,077 and $19,032,392, respectively. We have not incurred any losses related to these deposits.

Marketable Securities

CVSL invests in the ordinary course of business, and such investments may include equity securities, debt instruments and mutual funds. The investments are classified as available-for-sale investments that are considered temporary. The investments are recorded at fair value with unrealized gains and losses

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

included in accumulated other comprehensive income and realized gains and losses reported separately on the income statement.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectibility of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $132,976 and $8,500 at December 31, 2013 and 2012, respectively.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company records provisions for obsolete, excess and unmarketable inventory in cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Provisions for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Expenditures for maintenance and repairs are expensed as incurred.

At December 31, 2013, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years

Impairment of Long-Lived Assets

CVSL management reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives for impairment in accordance with accounting guidance. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value computed as the aggregate of discounted cash flow.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangibles

CVSL management performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

After the Share Exchange Agreement in 2012, we determined that the goodwill associated with that acquisition was impaired. As a result, we recorded $2,488,708 in goodwill impairment that represented all goodwill associated with the Share Exchange Agreement. The impairment charge is included in the consolidated income statements.

Income Taxes

CVSL and its U.S. subsidiaries (excluding TLC) file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. Benefits from tax credits are reflected currently in earnings. We record income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Translation of Foreign Currencies

The functional currency of our foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at month-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the monthly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

Fair Value

We established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Comprehensive Income (Loss)

We report comprehensive income (loss) in our consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders'

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities, net of taxes.

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience. At December 31, 2013 and 2012, our allowance for sales returns totaled $221,396 and $0, respectively.

Cost of Sales

Cost of sales includes the cost of raw materials, finished goods, shipping expenses, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions.

Commissions and Incentives

Commissions and incentives include all forms of commissions, overrides and incentives related to the sales force. We accrue expenses for incentive trips over qualification periods as they are earned. The Company analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded.

In order to more closely conform to the financial presentation of other companies involved in direct selling, we reclassified certain amounts previously reported in interim financial information totaling $8.2 million from program costs and discounts and $3.5 million selling, general and administrative expenses, $0.5 million in costs of sales to commissions and incentives for the year ended 2013.

Selling, General and Administrative

Selling, general and administrative expenses include wages and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, depreciation related to owned buildings, office equipment and supplies.

In order to more closely conform to the financial presentation of other companies involved in direct selling, we reclassified certain amounts previously reported in interim financial information totaling $1.4 million that offset selling, general and administrative expenses to gross sales.

Loss per Share of Common Stock

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Outstanding Stock Warrants are not included in the computation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

Recent Accounting Pronouncements

In the fourth quarter of 2013, we adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income (loss), including (1) changes in accumulated other comprehensive income (loss) balances by component and (2) significant items reclassified out of accumulated other comprehensive income (loss) and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance only impacts our disclosures and has no impact on its consolidated financial position, results of operations or cash flows. As a result of the adoption of the new guidance, we disclosed this information within the notes to the consolidated financial statements.

In the third quarter of 2013, we adopted guidance issued by the FASB on disclosure requirements for the presentation of comprehensive income (loss). This guidance requires entities to report total comprehensive income (loss), the components of net income (loss), and the components of comprehensive income (loss) in either (1) a continuous statement of comprehensive income (loss) or (2) two separate but consecutive statements. As a result of the adoption, the Company's financial statements now include a separate consolidated statement of comprehensive income (loss) immediately following the consolidated statements of operations.

In the first quarter of 2013, we adopted guidance that simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. The guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. generally accepted accounting principles. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance did not have a material impact on our consolidated financial statements. We did not elect the qualitative option in testing goodwill in 2013.

In July 2013, the FASB issued guidance requiring entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on its consolidated financial statements.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate ("Overnight Index Swap Rate" or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on direct obligations of the U.S. Treasury (UST) and the London Interbank Offered Rate (LIBOR) swap rate. The guidance also removed the restriction on using different benchmark rates for similar hedges. The new guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We did not have any new or redesignated interest rate hedging transactions during the period from July 17, 2013 to December 31, 2013. We will evaluate the impact of this guidance on its consolidated financial statements when applicable.

In April 2013, the FASB issued guidance requiring an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The new guidance is effective prospectively for entities that determine liquidation is imminent during fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on its consolidated financial statements.

In March 2013, the FASB issued guidance requiring an entity to release any related cumulative translation adjustment into net income when it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The new guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about the obligation. The new guidance is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued guidance requiring an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective is to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued an update and clarified the scope of transactions that are subject to disclosures concerning offsetting. These disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. The adoption of these disclosure requirements did not have a material impact on its consolidated financial statements.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions

Paperly Acquisition

On December 31, 2013, we completed the asset purchase of Paperly, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments. We assumed certain liabilities and issued 155,926 shares of our common stock, par value $0.0001 ("Common Stock") to Paperly at a fair value of $73,269 on the acquisition date. We also agreed to an earn-out based on 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") from 2014 to 2016. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable totaling $73,269 at December 31, 2013. Goodwill arising from the transaction totaled $292,911 at December 31, 2013.

The Longaberger Golf Club Sale

On December 30, 2013, we completed the sale of The Longaberger Golf Club for $4,036,000 that resulted in a gain of $2,000 which is included in selling, general and administrative expenses. We used the proceeds from the sale to pay down the Key Bank term loan. See footnote (7) for further details regarding the Key Bank term loan.

My Secret Kitchen Acquisition

On December 20, 2013, we completed the acquisition of MSK, an award-winning United Kingdom-based direct seller of a unique line of food products. As consideration for the acquisition, we assumed certain liabilities and issued 317,804 shares of our Common Stock at a fair value of $133,446 on the acquisition date for 90% ownership in MSK and agreed to an earn-out based on 5% of EBITDA from 2014 to 2016. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable of $133,446 at December 31, 2013. Goodwill arising from the transaction totaled $155,856 at December 31, 2013.

Agel Acquisition

On October 22, 2013, Agel Enterprises, Inc. ("AEI"), a wholly-owned subsidiary of CVSL completed the acquisition of substantially all the assets of Agel Enterprises, LLC (later renamed Lega Enterprises, LLC). AIE sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries. Consideration for the acquisition consisted of 7,446,600 shares of Common Stock at a fair value of $3.4 million on the acquisition date and, the delivery of a Purchase Money Note, dated on the closing date, in the original principal amount of $1,700,000 and the assumption of certain liabilities. Since we did not deliver 572,549 of the 7,446,600 shares of our Common Stock until January 2014, we recorded a payable totaling $263,373 at December 31, 2013. Goodwill arising from the transaction totaled $1.9 million.

        Pursuant to the acquisition, AEI purchased Agel's trade name, certain trademarks and other intellectual property. The fair value of the trademarks and trade name at December 31, 2013 totaled $3.4 million and is estimated to have a useful life of 20 years. The fair value of the other intellectual property at December 31, 2013 totaled $0.3 million and is estimated to have a useful life of 5 years.

Tomboy Tools Acquisition

On October 1, 2013, we completed the asset purchase of Tomboy Tools Inc. ("TBT"), a direct seller of a line of tools designed for women as well as home security monitoring services. As consideration for

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

the acquisition, we assumed certain liabilities and issued 1,766,979 shares of our Common Stock at a fair value of $0.6 million at the acquisition date. Goodwill arising from the acquisition totaled $0.6 million at December 31, 2013.

Your Inspiration At Home Acquisition

On August 22, 2013, we completed the asset purchase of award-winning YIAH, a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration of the issuance of 4,512,975 shares of our Common Stock at a fair value of $1.4 million at the acquisition date. Goodwill arising from the acquisition totaled $1.4 million at December 31, 2013.

Happenings Communications Group, Inc. Acquisition

On August 24, 2012 we entered into a Share Exchange Agreement (the "Share Exchange Agreement"), with, Happenings Communications Group, Inc. ("HCG") and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 438,086,034 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly owned subsidiary. In May 2013, we amended our Articles of Incorporation to increase our authorized number of shares of Common Stock to 5,000,000,000 and changed our name to CVSL Inc.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

        Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to an additional 504,813,514 shares of Common Stock (the "Additional Shares"). The second closing of the transactions and the issuance of the Additional Shares contemplated by the Share Exchange Agreement (the "Second Tranche Closing") was to occur on the date that was the later of: (i) the 20th calendar day following the date on which we first mailed an Information Statement to our shareholders; (ii) the date the Financial Industry Regulatory Authority ("FINRA") approved the Amendment; or (iii) the first business day following the satisfaction or waiver of all other conditions and obligations of the parties to consummate the transactions contemplated by the Share Exchange Agreement, or on such other date and at such other time as the parties may mutually determine.

        On April 12, 2013, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation's common stock from 490,000,000 to 5,000,000,000 shares (the "Increase") and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") on May 27, 2013. The Company's shareholders holding a majority of its outstanding shares of common stock have approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

        However, at the time of the filing of the Amendment, Rochon Capital and CVSL each determined that it was not in the best interests of CVSL to consummate the Second Tranche Closing and the issuance of the Additional Shares at that time. As a result, the Share Exchange Agreement was amended on April 10, 2013 to provide that, among other things, the Second Tranche Closing will occur on the date specified in a written notice provided by Rochon Capital, which date shall not be prior to

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

the 20th calendar day following the date on which we first mailed our Information Statement to our shareholders and the date the FINRA approves the Amendment.

        The amendment to the Share Exchange Agreement also (a) clarifies and redefines the number of shares that are to be issued at the Second Tranche Closing as 504,813,514 shares of our Common Stock, or any portion thereof provided for in the notice from Rochon Capital and (b) modifies the date tied to certain restrictions set forth in Section 7.08, since the Second Tranche Closing Date cannot be determined at this time. We have the ability to issue the Additional Shares to Rochon Capital, as agreed to in the Share Exchange Agreement, as amended, upon our receipt of written notice from Rochon Capital.

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 (the "Note") that we issued to the Tamala L. Longaberger Trust (the "Trust") as part of the consideration of the acquisition of TLC, we issued the Trust 32,500,000 shares of our Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with CVSL pursuant to which Rochon Capital Partners, Ltd. contributed to CVSL for no consideration 32,500,000 shares of our Common Stock to offset the shares issued to the Trust. During the fourth quarter of 2013, Rochon Capital Partners, Ltd. contributed and CVSL cancelled a total of 13,726,554 shares, which consisted of 4,512,975 shares related to the YIAH acquisition, 1,766,979 shares related to the TBT acquisition, 7,446,600 shares related to the Agel acquisition. The cancelled shares are not being held as treasury shares.

The Longaberger Acquisition

On March 18, 2013, we acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio. The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6,500,000 convertible note and a $4,000,000 promissory note. We incurred acquisition related costs of approximately $338,000 recorded during the fourth quarter of 2012, $138,000 during the first quarter of 2013 and $165,000 during the second quarter of 2013. The costs were recorded in selling, general and administrative expenses in the consolidated income statements. The acquisition is being accounted for under the purchase method of accounting and as of March 18, 2013 TLC is a consolidated subsidiary of CVSL. No Goodwill was recorded relating to this transaction.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

Opening balance sheets

The following summary represents the fair value of TLC, YIAH, TBT, AEI, MSK and Paperly balance sheets as of the respective acquisition dates and is subject to change following management's final evaluation of the fair value assumptions.

	TLC	AEI	All Other	Total
Assets
Current assets:
Cash and cash equivalents	$84,062	$2,454,236	$10,228	$2,454,236
Accounts receivable	259,602	70,656	43,458	373,716
Inventory	19,892,740	2,642,320	410,884	22,945,944
Prepaid expenses and other	1,074,420	2,287,575	7,337	3,369,332

Total current assets	21,310,824	7,454,787	471,907	29,237,518
Property, plant and equipment	28,469,390	241,089	51,208	28,761,687
Goodwill	—	1,937,801	2,487,535	4,425,336
Intangibles, net	—	3,764,102	—	3,764,102
Other assets	3,946,570	553,194	44,335	4,544,099

Total assets	$53,726,784	$13,950,973	$3,054,985	$70,732,742

Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$6,383,107	$1,952,801	$202,922	$8,538,830
Accounts payable—related party	—	6,091	251,931	258,022
Line of credit payable	9,319,612	—	40,615	9,360,227
Accrued commissions	204,042	4,476,382	—	4,680,424
Deferred revenue	4,132,386	196,504	—	4,328,890
Current portion of long-term debt	354,390	306,965	—	661,355
Other current liabilities	3,758,003	2,401,793	585,426	6,745,222

Total current liabilities	24,151,540	9,340,536	1,080,894	34,572,970
Long-term debt	9,265,766	1,393,035	—	10,658,801
Other long-term liabilities		50,928	14,533	65,461

Total liabilities	33,417,306	10,784,499	1,095,427	45,297,232
Stockholders' equity:			—	—
Stockholders' equity attributable to CVSL	10,500,000	3,162,063	1,944,875	15,606,938
Stockholders' equity attributable to noncontrolling interest	9,809,478	4,411	14,683	9,828,572

Total stockholders' equity	20,309,478	3,166,474	1,959,558	25,435,510

Total liabilities and stockholders' equity	$53,726,784	$13,950,973	$3,054,985	$70,732,742

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(4) Marketable Securities

Our marketable securities as of December 31, 2013 include fixed income and equity investments classified as available for sale. At December 31, 2013, the fair value of the equity securities totaled $1,390,355 and the fair value of the fixed income securities totaled $10,439,897. The gross proceeds from sales of our marketable securities during the years ended December 31, 2013 and 2012 totaled $4.0 million and $-0-, respectively. Unrealized losses on the investments included in consolidated statements of other comprehensive income were $636,778 and $-0- for the years ended December 31, 2013 and 2012, respectively. Our realized gains from the sale of our marketable securities totaled $499,949 and $-0- for the years ended December 31, 2013 and 2012, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	December 31, 2013	December 31, 2012
Raw material and supplies	$2,640,842	$—
Work in process	339,581	—
Finished goods	15,753,871	—

	$18,734,294	$—

Our reserve for inventory obsolesence at December 31, 2013 and 2012 totaled at $124,000 and 0, respectively.

(6) Property, plant and equipment

Property, plant and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Land and improvements	$3,049,765	$—
Buildings and improvements	19,788,447	—
Equipment	1,306,597	34,562
Construction in progress	425,424

	24,570,233	34,562
Less accumulated depreciation	1,722,379	33,048

	$22,847,854	$1,514

Depreciation expense was $1,799,993 and $1,042 for years ended December 31, 2013 and 2012, respectively. Certain assets disposed of in 2013 reduced accumulated depreciation at December 31, 2013.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(7) Long-term debt and other financing arrangements

The Company's long-term borrowing consisted of the following:

Description	Interest rate	December 31, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,881,096	$20,041,644
Promissory Note—payable to former shareholder of TLC	2.63%	3,734,695	—
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,649,880	—
Term loan—KeyBank	7.70% *	427,481	—
Other, equipment notes		30,244	—

Total debt		26,723,396	20,041,644
Less current maturities		1,128,674	—

Long-term debt		$25,594,722	$20,041,644

*
Represents the weighted average interest rate at December 31, 2013. The interest rate is variable based on the agreement described below.

The schedule of maturities of the Company's long-term debt are as follows:

2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

The Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. was separated in the schedule of maturities as it will likely be converted into Common Stock as discussed below.

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), we signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the "Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the "Purchase Agreement"). The Note is (i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(7) Long-term debt and other financing arrangements (Continued)

acquired by us. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 64,000,000 shares being issued) within ten days of June 17, 2014. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 64,000,000 shares of Common Stock at a price of $0.33 per share of Common Stock.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company's Chairman and Chief Executive Officer.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1,700,000 Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI's acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4,000,000 Promissory Note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Term loan—Key Bank

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank. The interest rate on the term loan is either Key Bank's prime rate plus 5.75% or LIBOR plus 7.50%. The term note is due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015. As of March 1, 2014 TLC has paid in full the outstanding balance of the term note through monthly amortization payments beginning April 1, 2013 and proceeds of the sale of non-core assets, primarily real estate. The line of credit described below is collateralized by substantially all assets of TLC. Under the agreement, TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC obtained a waiver for the fixed charge coverage calculation as the term loan had been reduced to $427,481, and was in compliance with the financial covenants at December 31, 2013.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(7) Long-term debt and other financing arrangements (Continued)

Line of Credit Payable

Key Bank

TLC has a line of credit agreement which expires on October 23, 2015. Under the agreement, TLC has available borrowings up to $12,000,000, limited to a formula primarily based on accounts receivable and inventory. The agreement provides for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest at December 31, 2013 was 3.94%. The line of credit balance was $8,067,573 of December 31, 2013.

UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. Interest on the outstanding balance of $1,663,534 was 1.67% at December 31, 2013. The loan is included in the line of credit on our consolidated balance sheets.

Outstanding Warrants

On May 15, 2012, we issued 2,666,666 shares of our restricted Common Stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of that note, we granted 1,277,537 warrants to the investor. Each warrant is exercisable into one share of our Common Stock at the price of $0.50 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and warrants were assumed upon the Share Exchange Agreement dated August 24, 2012 by and among the Company, HCG and Rochon Capital Partners, Ltd. (the "Share Exchange Agreement").

On May 16, 2012, we issued 2,380,000 shares of our restricted Common Stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note. In connection with the conversion of this note, we granted 1,010,137 warrants to the investor. Each warrant is exercisable into one share of the Company's Common Stock at the price of $0.50 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and the warrants were assumed upon the Share Exchange Agreement.

(8) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(142,364)	(1,136,727)	(1,279,091)
Amount reclassified from AOCI	—	499,949	499,949

Net other comprehensive income (loss) at December 31, 2013	$(142,364)	$(636,778)	$(799,142)

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(8) Accumulated Other Comprehensive Loss (Continued)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$499,949
Income tax (expense) benefit	—

Net of income taxes	$499,949

(9) Fair Value

We established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined as follows:

  Level 1—Unadjusted quoted prices in active markets for identical assets and liabilities;

  Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly; and

  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. Our available for sale securities (Level 1) was $1,390,355 and (Level 2) $10,439,897. We do not have other assets or intangible assets measured at fair value on a non-recurring basis at December 31, 2013. We did not record any impairment charges for property, plant and equipment for the years ended December 31, 2013 and 2012.

(10) Commitments and Contingencies

Minimum lease commitments for noncancelable leases for the years ended December 31, are as follows:

2014	$1,301,497
2015	596,498
2016	236,918
2017	23,660
2018	5,360

$2,163,933

Total rental expense was $792,553 and $19,560 for the years ended 2013 and 2012, respectively.

Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(10) Commitments and Contingencies (Continued)

Worker's Compensation Liability

        Certain of the Company's employees are covered under a self-insured worker's compensation plan. The Company estimates its worker's compensation liability based on current employee levels and past claims experience, and has an accrued liability to cover estimated future costs. At December 31, 2013, the accrued liability was approximately $1.1 million. There can be no assurance that the Company's estimates are accurate, and any differences could be material.

(11) Income Taxes

The income tax expense from continuing operations for the years ended December 31, 2013 and December 31, 2012 differs from the U.S statutory rate of 34% primarily due the Company's valuation allowance. The Company's income tax expense for 2013 and 2012 of $273,000 and $0, respectively reflect the valuation allowance established during 2012 followed by the current year tax expense related to operations in new tax jurisdictions due to asset acquisitions. The Company has fully reserved its net deferred tax assets in both years due to the uncertainty of future taxable income.

Notes to Consolidated Financial Statements: Income Taxes

	2013	2012
Current:
U.S.	$—	$—
State	—	—
Foreign	251,000	—
Deferred:
U.S.	22,000	—
State	—	—
Foreign	—	—

Total	$273,000	$—

A Reconciliation of the expected U.S. tax expense/(benefit) to income taxes related to continuing operations is as follows:

2013
Expected tax expense at U.S. statutory rate	$(2,651,000)
Permanent Adjustments	89,000
True up of PY Deferred Tax Assets/(Liabilities)	(378,000)
Foreign Income Taxes	238,000
Increase in Valuation Allowance	3,068,000
Rate Difference—U.S. to Foreign	(93,000)

Total	$273,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

purposes. Components of the Company's deferred income taxes as of December 31, 2013 and 2012 are as follows.

	2013	2012
Deferred Tax Assets
Fixed Assets	$9,901,000	$—
Net Operating Losses—U.S.	3,358,000	—
Net Operating Losses—Foreign	140,000	—
Foreign Tax Credit	251,000	—
Deferred Tax Liabilities
Intangibles	(36,000)	—
Prepaid Expenses	(406,000)	—
Valuation Allowance	(13,230,000)	—

Net Deferred Tax Asset/Liability	$(22,000)	$—

The Company has fully reserved its U.S. and Foreign net deferred tax assets in 2013 due to an inability to project future taxable income. The Company has U.S. net operating loss carryforwards of approximately $ 9,878,000 which begin to expire in 2032. The Company has net operating losses of approximately $497,000 in several foreign countries which will begin to expire at various times. The Company has foreign tax credits of approximately $ 251,000 which will begin to expire in 2023.

2013
Unrecognized Tax Benefits
Unrecognized Tax Benefits, December 31, 2012	$—
Gross Increases—Tax Positions in Prior Period	—
Gross Decreases—Tax Positions in Prior Period	—
Gross Increases—Current Period Tax Positions	168,000
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits, December 31, 2013	$168,000

The Unrecognized Tax Benefits shown here relate to an ongoing audit of one entity acquired by the Company during 2013 in Spain. This audit is ongoing and is in dispute. It is reasonable that the Company's existing liability for Unrecognized Tax Benefits may increase or decrease within the next twelve months primarily due to resolution of this audit. The Company cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the Spanish audit.

(12) Share-based compensation plans

We have two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash. The Company awarded 4,700,000 equivalent shares of stock

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(12) Share-based compensation plans (Continued)

appreciation rights ("SARs") that are remeasured each reporting period and is recognized ratably over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the years ended December 31, 2013 and 2012 of $339,661 and $-0-, respectively, is included in selling, general and administrative expenses on the Company's consolidated income statements. As of December 31, 2013, total unrecognized compensation cost related to unvested share-based compensation was $1,534,689, which is expected to be recognized over a three-year period.

(13) Earnings per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. We did not include the outstanding warrants in the calculation of dilutive shares because we recorded losses from continuing operations.

(14) Segment Information

CVSL operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the year ended December 31, 2013, approximately $10.3 million or 16% of our net revenues were generated in international markets. Substantially all our long-lived assets are located in the US. Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

(15) Related party transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transfered to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month equal to One Hundred Sixty Thousand dollars ($160,000) and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the years ended December 31, 2013 and 2012, we recorded $1,870,000 and $450,000, respectively in Expense Reimbursement Fees that were included in selling, general and administrative expense.

Other related party transactions include the following discussed at footnote (3) and (7):

  •
  Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (Note 7)

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(15) Related party transactions (Continued)

  •
  Conversion of Convertible Subordinated Unsecured Promissory Note—Tamala L. Longaberger Trust (Note 7)

  •
  Equity contribution by Rochon Capital Partners, Ltd. (Note 3)

(16) Subsequent Events

On January 23, 2014, we announced the signing of a definitive agreement to acquire Golden Girls LLC, which offers women a safe and trusted way to sell their jewelry for cash. Founded in 2008, Golden Girls LLC purchases precious metals from guests at Golden Girls LLC home parties. Hosts and buyers earn commissions on all jewelry purchased at the parties. The company provides training to buyers, enabling them to pay fair value for jewelry on the spot. As of the date of this filing, this transaction has not yet closed and there can be no assurance that it will close.

On March 14, 2014, we completed the acquisition of Uppercase Living LLC ("Uppercase Living"). Salt Lake City-based Uppercase Living offers an extensive line of customizable vinyl expressions for display on walls. Its independent sales force sells throughout the United States. Consideration for the acquisition consists of 578,387 shares of our Common Stock. The shares of our Common Stock have not been issued as of March 31, 2014.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this period covered by this Annual Report on Form 10-K, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal controls over financial reporting described below.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Management emphasizes that our stated growth strategy is to acquire companies. In some cases, the companies we acquire may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. Because of this, we have purchased and begun implementation of a new global Enterprise Resource Planning (ERP) system which includes accounting for all subsidiaries. Each acquired company's accounting systems will be converted over time, allowing for easier comparison across companies and quicker consolidations. The process to transition all companies to the new platform is underway and will be ongoing throughout 2014.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this evaluation, management determined that one of the subsidiaries acquired during 2013 failed to employ a sufficient number of staff in its finance and accounting department to maintain an optimal segregation of duties and to provide optimal levels of oversight. In addition, the accounting system being used was outdated. The lack of personnel was particularly acute during the audit, which has resulted in certain audit adjustments.

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. However, management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management's Remediation Initiatives

Management has conducted a number of activities to address the material weaknesses noted above, including but not limited to the following:

  •
  Appointed a Controller for all CVSL subsidiaries and parent company;

  •
  Hired additional staff at the subsidiary;

  •
  Arranged for key managers and accounting personnel to work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee;

  •
  Evaluated control procedures on an ongoing basis, and, where possible, modified those control procedures to improve oversight;

  •
  Begun the transition to a single, global reporting system as management expects to continue to make additional acquisitions.

Because of our rapid growth and the reporting issues that maybe involved in any new companies we acquire, elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects. Management will continue the process of implementing our new system and reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

This Annual Report on Form 10-K does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to SEC rules pertaining to smaller reporting companies that permit us to provide only management's report in this annual report.

Limitations of the Effectiveness

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Current Title & Position
John P. Rochon	62	Chief Executive Officer, President and Chairman of the Board of Directors
Kelly L. Kittrell	55	Chief Financial Officer and Treasurer and Director
Russell Mack	62	Vice President and Director
Michael Bishop	65	Director
Tamala L. Longaberger	52	Director
William H. Randall	68	Director
Julie Rasmussen	49	Director
John Rochon Jr	37	Director
Kay Bailey Hutchison	70	Director

Our directors and officers serve until their successor is elected and qualified, or until their earlier resignation or removal.

John P. Rochon (Chairman)

John P. Rochon has had four decades of wide-ranging success in finance, operations, business planning, sales, brand-building and marketing. He is an accomplished investor and business strategist. By the time he was 40 years old, Mr. Rochon was chairman and CEO of a Fortune 500 global consumer goods company, serving in that role for nearly a decade.

Mr. Rochon is founder and chairman of Richmont Holdings, a private investment and business holding company based in Dallas, Texas. His career has included hundreds of business transactions across multiple industries. His team has achieved arguably the best investment track record in its category over three decades. Richmont uses its own patented diagnostic system to build the top line of a company.

Mr. Rochon was a leader in bringing the power of the Internet to consumer sales. With Mr. Rochon as its General Partner, Richmont Capital Partners I and II became the largest shareholder in Avon Products, Inc., which subsequently experienced tremendous growth. As chairman and CEO of Mary Kay Inc., he led that company to global growth and pioneered the use of Internet technology in the micro-enterprise/direct selling sector.

He also managed the growth of a portfolio of Richmont companies, in financial services, marketing, international trading, food services and other sectors. Major investments included Armor Holdings, Royal Appliance/Dirt Devil, The Dial Corp., Harvey's Casinos, Black and Decker, RealPage Inc. and Maybelline.

In addition to CVSL, Mr. Rochon's companies today include a nationwide network of supplies and services to businesses and a line of gourmet products. He has founded several investment funds, including a hedge fund, a fund of funds and a debt investment fund.

Mr. Rochon holds a B.Sc. and an MBA from the University of Toronto and began his career as a chemist before moving on to management positions in manufacturing, operations, marketing and finance.

Kelly L. Kittrell

Kelly L. Kittrell was appointed our Chief Financial Officer and Treasurer on November 20, 2012 and a director effective December 3, 2012. Mr. Kittrell has served as the Chief Investment Officer of Richmont Holdings since January 2005. Mr. Kittrell has more than 25 years of experience in corporate finance, investments, and mergers and acquisitions. Prior to his position at Richmont Holdings, he provided financial advisory services to clients while at Bank of America as a Managing Director in the Private Company Advisory Services practice and as a Director in the Mergers & Acquisitions practice at Ernst & Young Capital Advisors LLC. Mr. Kittrell is a member of the CFA Institute and obtained the Chartered Financial Analyst designation in 1996. Mr. Kittrell obtained a Master of Business Administration degree from the University of Texas at Austin and a Bachelor of Science degree from the University of Alabama.

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

Russell Mack

Russell R. Mack was appointed our Vice President on November 20, 2012 and a director effective December 3, 2012. Mr. Mack has been the Executive Vice President and Chief Marketing Officer at Richmont Holdings for more than ten years. Mr. Mack is a former member of President Ronald Reagan's White House staff with 40 years of experience in the field of communications and marketing. He has served as a senior executive in such companies as Mary Kay Inc., American Airlines, and United Airlines and as a legislative assistant and press secretary in the U.S. Senate and the U.S. House of Representatives. His career also included positions in the U.S. Department of Health and Human Services, the U.S. Department of Education and Temerlin McClain Advertising. He received a Juris Doctor degree from George Washington University Law School and a Bachelor of Arts from American University.

Mr. Mack brings to our Board extensive executive and senior management experience. He is further qualified for service on our Board because of his relevant direct-selling business expertise and leadership experience acquired through his experience working for Mary Kay Inc.

Michael Bishop

Michael Bishop became a director on December 3, 2012 and is the Chairman of our Audit Committee. Since 2011, he has served as the president of Actiprime, a personal care and healthy lifestyle product development and marketing company and president of ActiTech, a full service third party manufacturer of items such as creams, hair products, OTC drugs, certified NOP Organic food and personal care products, energizing and relaxing drinks and owner of a decontamination process for herbs and other products. The company owns a state-of-the-art, 600,000 square foot manufacturing and warehouse facility, serving customers such as Unilever, TIGI and Estee Lauder. He co-founded Actifirm, a marketer of anti-aging skin care sold in physicians' offices and medi-spas. He founded Active Organics, a leading natural ingredient supplier to the personal care industry, serving as president from 1981 to 2011 before the company was sold to Berkshire Hathaway's Lubrizol Corporation. A chemist holding nine patents, he held development roles with Max Factor, Redken Laboratories, Life Laboratories and Rachel Perry cosmetics. He received his BS and BA degrees from the University of California at Irvine.

Mr. Bishop brings to the Board extensive knowledge about the personal care industry as well as extensive business knowledge having founded, owned and operated, and sold multiple businesses during his career. In addition, his knowledge of chemistry will be invaluable when determining products to support.

Tamala L. Longaberger

Tamala L. Longaberger became a director on December 3, 2012. From 1999 to the present, Ms. Longaberger has served as the Chief Executive Officer and Chairman of the Board of The Longaberger Company, a 40 year old direct-selling company that offers hand-crafted baskets and other home furnishings. In 2006, President George W. Bush, appointed her chair of the National Women's Business Council, a bipartisan advisory council that recommends policy to the President, Congress and the U.S. Small Business Administration on economic issues important to women business owners. She served as a member of the U.S. delegation to the United Nations Commission on Human Rights and last year was part of a delegation of distinguished Americans who served as observers during free elections in Tunisia. She served on the board of the Woodrow Wilson Center for International Scholars, chaired the U.S. Executive Committee for the 2002 Helsinki Women Leaders Summit, was a board member of the John Glenn Public Policy Institute and has chaired the Direct-Selling Association. She is a member of Ohio Business Roundtable and serves on the Board of the International Republican Institute. She holds a BS degree in business administration from The Ohio State University and is a past chair of the University's board of trustees and recipient of the University's Distinguished Service Award.

We believe that Ms Longaberger's extensive industry experience in the direct-selling industry provides us with insight into important issues that we face in the industry. Her experience is very useful in operating TLC.

William H. Randall

William Randall became a director on December 3, 2012 and is the Chairman of our Compensation Committee. He is a 35-year veteran of the direct-selling industry who has served in sales, marketing and other senior executive positions in such companies as Mary Kay Inc., BeautiControl Cosmetics and start-up enterprises funded by Sur la Table and Ross Simons. He is a past board member of the Direct Selling Association and is founder and chairman of Hatch Holdings LLC which, since 1990, has provided strategic planning and tactical support to senior management of direct-selling companies. He received his MBA from Harvard Business School.

We believe that Mr. Randall's extensive experience in the direct-selling industry, and his executive positions held in direct-selling companies will provide us with insight into important issues that we will face.

John Rochon, Jr.

John Rochon, Jr. became a director on December 3, 2012. Since 2006, he has served as the Vice Chairman and CEO of Richmont Holdings. He has expertise in capital markets and is experienced in financial analysis, mergers and acquisitions, technology and the review, structuring and management of new business opportunities. After receiving his degree in Business Administration from Southern Methodist University, he worked at JP Morgan Chase in New York before returning to Dallas, where for more than a decade he has run the Rochon's family office. He now oversees Richmont Holdings' financial analysis of potential business transactions and plays a leading role in guiding strategic planning for Richmont Holdings.

Mr. Rochon brings a strong business background to us, having worked in the financial industry for many years. We believe his contacts and relationships in the financial industry and his experience in financial analysis and acquisitions will assist us in executing our strategy to acquire companies in the direct-selling industry.

Julie Rasmussen

Julie Rasmussen became a director on February 8, 2013. During the past five years, she has been the majority owner of Hertz Russia and CEO of Dagmar Associates, a consulting and real estate holding company. From 1992 to 2002 she worked at Mary Kay Cosmetics, serving as the President of Mary Kay Europe and prior thereto as the President of Mary Kay Russia. She has advised companies on doing business in Russia, including RJR Nabisco, Kodak, Johnson & Johnson and Chevron, and has served on the board of the American Chamber of Commerce in Russia as well as president of the Russian Federation of Direct-Selling Companies. She has received numerous awards and honors for her international business achievements.

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

Kay Bailey Hutchison

Kay Bailey Hutchison became a director on February 18, 2014. Senator Hutchison served for two decades as a U.S. Senator from Texas, from 1993 to 2013. She is the only woman ever elected to represent the state in the U.S. Senate.

In the Senate, she served on the Appropriations Committee and was ranking Republican on the Commerce, Science and Transportation Committee.

Before being elected to the Senate, she served in the Texas House of Representatives from 1972 to 1976 and served on the National Transportation Safety Board from 1976 to 1978. After holding positions as a bank executive and general counsel, and a small business owner, she served as Texas State Treasurer from 1990 to 1993 and was temporary co-chair of the Republican National Convention in 1992.

She holds a degree from the University of Texas at Austin and a law degree from the School of Law at the University of Texas.

We believe that Senator Hutchison is a strong addition to our Board and will add value through her extensive government, business and legal knowledge and relationships.

Family Relationships

Ms. Mackarey, the President, Publisher and a member of the Board of Directors of HCG, is the sister of our Chief Executive Officer, President and Chairman of the Board, Mr. Rochon.

John Rochon Jr. is the son of Mr. Rochon. Heidi Rochon Hafer, CVSL Secretary, is the daughter of Mr. Rochon.

Ms. Claire Kaido, daughter of our TLC CEO and Director, Tamala L. Longaberger, is employed in the Sales and Marketing Department at TLC.

Mr. Ryan Mack, son of our Vice President and Director, Russell Mack, is employed by us as a Senior Financial Analyst at CVSL.

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

Corporate Governance and Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Our Board of Directors has not established an executive or nominating committees as standing committees, nor has our Board of Directors established other committees performing equivalent functions. Our Board of Directors will perform activities normally handled by those committees.

Because we may apply for listing on the NYSE, the Board recently appointed all independent directors to committees, as required by NYSE. The Audit Committee is comprised of Mr. Bishop and Ms. Rasmussen, each of whom we have determined is a "financial expert", and Mr. Randall. The Compensation Committee is chaired by Mr. Randall and has Mr. Bishop and Ms. Rasmussen as members. The Corporate Governance Committee is chaired by Senator Hutchison and has Mr. Bishop and Mr. Randall as members.

Code of Ethics

We adopted a Code of Ethics. Our Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in conflict-of-interest transactions without our consent. Our Code of Ethics is included in our the Investor Relations section of our Internet website, http://www.cvsl.us.com.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2013 other than Rochon Capital Partners, our majority shareholder, was late in filing a Form 4 related to two transactions, each transaction related to the cancellation or transfer of shares of our Common Stock for the benefit of the Company while maintaining a consistent number of shares outstanding, and William Randall, one of our directors, was late in filing a Form 4 showing his purchases of our Common Stock.

Item 11.    Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation paid to or earned by:

  (1) our principal executive officer;

  (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2013 and 2012; and

  (3) up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2013, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Rochon(1)	2013	$—	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President and	2012	$—	$—	$—	$—	$—	$—	$—	$—
Chairman of our Board of Directors
Kelly L. Kittrell(2)	2013	$95,542	$—	$—	$—	$—	$—	$—	$95,542
Chief Financial Officer, Treasurer and	2012	$—	$—	$—	$—	$—	$—	$—	$—
Director
Russell Mack(3)	2013	$97,919	$—	$—	$—	$—	$—	$40,000	$137,919
Vice President and Director	2012								$—
Tamala L. Longaberger(4)	2013	$670,685	$—	$—	$—	$—	$—	$—	$670,685
Chief Executive Officer of The	2012	$—	$—	$—	$—	$—	$—	$—	$—
Longaberger Company and Director

(1)
Mr. Rochon was appointed as our Chief Executive Officer and President immediately after the consummation of the Initial Share Exchange on September 25, 2012. Mr. Rochon currently is not receiving, and has not received, compensation for service as our Chief Executive Officer.

(2)
Mr. Kittrell was appointed as our Chief Financial Officer on November 20, 2012. Mr. Kittrell began receiving compensation for his services as Chief Financial Officer in 2013, but may receive additional compensation from Richmont Holdings.

(3)
Mr. Mack was appointed as our Vice President on November 20, 2012. Mr. Mack began receiving compensation for his services as Vice President in 2013, but may receive additional compensation from Richmont Holdings.

(4)
Ms. Longaberger is compensated pursuant to her Employment Agreement, as further described below.

Options Grants During the Last Fiscal Year/Stock Option Plans

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs, have been made to any executive officer or director during the fiscal years ended December 31, 2013 and 2012 or, as of the date of this Annual Report, during the current fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No stock options were exercised by any of our officers or directors during the fiscal year ended December 31, 2013 and 2012 or, as of the date of this Annual Report, during the current fiscal year.

Long-Term Incentive Plans and Awards

None of our executive officers are a participant in any long-term incentive plans.

  Employment Agreements

On March 18, 2013, we entered into an employment agreement with Tamala L. Longaberger (the "Agreement"), pursuant to which Ms. Longaberger will continue to serve as Chief Executive Officer of TLC, our majority-owned subsidiary. The Agreement contains a ten-year term that provides Ms. Longaberger with eight weeks of paid vacation each year, which, if not taken, does not carry over to subsequent years. Upon termination of her employment for any reason, any unused vacation days are forfeited. Ms. Longaberger is entitled to a vehicle allowance and reimbursement for her business expenses in accordance with TLC's standard policies. Ms. Longaberger's initial base salary is $850,000, subject to adjustment by the Board, and she is entitled to an incentive bonus based on, among other things, TLC's operating results for and Ms. Longaberger's performance during each fiscal year. The incentive bonus is a percentage of Ms. Longaberger's base salary, and her target bonus is 50% of her base salary, subject to adjustment by the Board.

 DIRECTOR COMPENSATION

Beginning in March 2013, we began compensating certain directors at a rate of $50,000 per year, payable monthly, which may be taken in cash or stock. In addition, we have agreed to compensate certain directors who have served as a director for at least one year with $50,000 worth of shares of our Common Stock on an annual basis. Although our Common Stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NYSE, as we may apply for listing there. In addition to their director compensation, Ms. Rasmussen received consulting fees in 2013 and Mr. Bishop's company ActiTech, Inc. received payments from a CVSL subsidiary for production services, but in neither case did the amounts received exceed the thresholds established by NYSE. Therefore, we consider Michael Bishop, William Randall and Julie Rusmussen independent directors and have recently elected Kay Bailey Hutchison as director for fiscal year 2014, who also qualifies as independent under NYSE guidelines.

DIRECTOR COMPENSATION TABLE FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash(1)	All Other Compensation	Total
William Randall	$41,666		$41,666
Julie Rasmussen	$41,666	$37,193	$78,859

(1)
In March 2013, we commenced cash payments of $4,166 per month ($50,000 annually) to certain non-employee directors for their service as directors.

Long-Term Incentive Plans and Awards

The 2013 Director Smart Bonus Unit Plan provides for the issuance of a cash bonus tied to stock price appreciation for non-employee directors. The Compensation Committee of the Board of Directors approves all awards that are granted under the plan. During 2013, we awarded a total of 500,000 equivalent shares of stock appreciation rights ("SARs") among all eligible directors that are remeasured each reporting period and are recognized ratably over the contractual term. We recognized $42,000 in compensation expense in 2013 related to this Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists the number of shares of our Common Stock that are beneficially owned as of March 31, 2014 by (i) each of our officers and directors; (ii) all officers and directors as a group, and (iii) each person or entity known to us to then be the beneficial owner of more than 5% of our outstanding Common Stock. The address for each beneficial owner is 2400 North Dallas Parkway, Suite 230, Plano, Texas 75093.

The percentages below are calculated based on 488,186,056 shares of our Common Stock being issued and outstanding as of March 31, 2014.

Name and Address of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon(1)	Chief Executive Officer/Chairman of the Board of Directors	260,609,480	53%
Kelly Kittrell(2)	Chief Financial Officer	260,609,480	53%
Russell Mack(3)	Vice President	260,609,480	53%
Michael Bishop		0	*
Tamala Longaberger(4)		32,500,000	7%
William Randall		65,000	*
John Rochon, Jr.(5)		49,750,000	10%
Julie Rasmussen		0	*
Kay Bailey Hutchison		0	*
All directors, named executive officers and other officers as a group(9)		342,924,480	70%
5% Shareholders
Rochon Capital Partners, Ltd.(6)		260,609,480	53%
John Rochon Management, Inc.(7)		260,609,480	53%
Richmont Street LLC(8)		0	*
Richmont Capital Partners V LP(8)		0	*
The William John Philip Rochon 2010 Dynasty Trust(9)		24,750,000	5%
The Heidi Rochon Hafer 2010 Dynasty Trust(10)		24,750,000	5%
Heidi Rochon Hafer(10)		24,750,000	5%
The Lauren Rochon Eidsvig 2010 Dynasty Trust(11)		24,750,000	5%
Lauren Rochon Eidsvig(11)		24,750,000	5%

(1)
Includes 750,000 shares of common stock issued directly to John Rochon Management, Inc. ("JRMI") and 253,859,480 shares issued to Rochon Capital Partners, Ltd ("Rochon Capital"). The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for John Rochon also includes an additional 3,000,000 shares issued directly to each of Mr. Kittrell and Mr. Mack. Does not include an additional 504,813,514 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include 32,500,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(2)
Includes 3,000,000 shares owned by Mr. Kittrell. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Kittrell also includes an additional 3,000,000 shares issued directly to Mr. Mack, 750,000 shares of common stock issued directly to JRMI and 253,859,480 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Kittrell disclaims ownership of all shares other than the 3,000,000 shares directly owned by him. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement. Does not include 32,500,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(3)
Includes 3,000,000 shares owned by Mr. Mack. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Mack also includes an additional 3,000,000 shares issued directly to Mr. Kittrell, 750,000 shares of common stock issued directly to JRMI and 253,859,480 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Mack disclaims ownership of all shares other than the 3,000,000 shares directly owned by him. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement. Does not include 32,500,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(4)
Shares of common stock issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee. The note converted into 32,500,000 shares of common stock at a conversion price of $.20 per share.

(5)
Includes 25,000,000 shares held directly by John Rochon, Jr. and 24,750,000 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Does not include shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $.33 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 64,000,000.

(6)
Includes 253,859,480 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 750,000 shares issued directly to JRMI, and an additional 3,000,000 shares issued directly to each of Mr. Kelly Kittrell and Mr. Russell Mack. Does not include an additional

  504,813,514 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include 32,500,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(7)
Includes 750,000 shares of common stock issued directly to JRMI and 253,859,480 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for JRMI also includes an additional 3,000,000 shares issued directly to each of Mr. Kittrell and Mr. Mack. Does not include an additional 504,813,514 shares of common stock that are to be issued at the Second Tranche Closing. Does not include 32,500,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

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

Item 13.    Certain Relationships and Related Transactions

On March 18, 2013 we completed our acquisition of a controlling stake in the voting stock of TLC. The President and CEO of TLC is Tamala Longaberger, a member of our Board of Directors.

In consideration of our acquisition of a majority of the shares of TLC stock, we issued to a trust of which Tamala Longaberger is the trustee a $6,500,000 Convertible Subordinated Unsecured Promissory Note, which was later converted into 32,500,000 shares of our Common Stock and, we issued to TLC, a $4,000,000 Unsecured Promissory Note, dated March 14, 2013, payable in monthly installments.

On March 18, 2013, we entered into an employment agreement with Tamala L. Longaberger, pursuant to which Ms. Longaberger will continue to serve as Chief Executive Officer of TLC, our majority-owned subsidiary.

Mr. Bishop is the controlling shareholder of ActiTech, Inc., which provides production services to certain CVSL subsidiaries. Ms. Rasmussen has provided paid consulting services to CVSL and certain of its subsidiaries regarding operations and international expansion.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence our Board of Directors has adopted NYSE guidelines regarding director independence and has determined that Michael Bishop, William Randall, Julie Rasmussen and Kay Bailey Hutchison are "independent" directors under the definition set forth in the listing standards of the NYSE.

Item 14.    Principal Accountant Fees and Services

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

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee of our Board has appointed PMB Helin Donovan ("PMBHD") as the independent registered public accounting firm for the fiscal year ended December 31, 2013. Fees billed by PMBHD to us for services during the fiscal years ended December 31, 2013 and 2012 were:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$115,638	$12,600
Audit-related fees	900	—
Tax fees	2,335	—
All other fees	89,980	—
	$208,853	$12,600

"Audit Fees" are fees billed by PMBHD for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Forms 10-Q, or for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

"Audit-Related Fees" are fees billed by PMBHD for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements.

"Tax Fees" are fees primarily for tax compliance in connection with filing US and state income tax returns.

"All Other Fees" consisted of fees billed for due diligence reports for various acquisition candidates.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

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
21	List of Subsidiaries.**
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**
32.2	Certification pursuant to 18 U.S.C. Section 1350.**
101.INS	Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*
Management contract

**
Filed herewith

***
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressed set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CVSL Inc.
By:	/s/ JOHN P. ROCHON John P. Rochon Chief Executive Officer, President and Chairman (Principal Executive Officer)
Date: March 31, 2014
By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: March 31, 2014

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2014	By:	/s/ JOHN P. ROCHON John Rochon Chief Executive Officer, President and Chairman (Principal Executive Officer and Chairman)
Date: March 31, 2014	By:	/s/ JOHN ROCHON, JR. John Rochon, Jr. Director
Date: March 31, 2014	By:	/s/ WILLIAM RANDALL William Randall Director
Date: March 31, 2014	By:	/s/ TAMALA LYNN LONGABERGER Tamala Lynn Longaberger Director
Date: March 31, 2014	By:	/s/ MICHAEL BISHOP Michael Bishop Director

Date: March 31, 2014	By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer and Director
Date: March 31, 2014	By:	/s/ RUSSELL MACK Russell Mack Vice President and Director
Date: March 31, 2014	By:	/s/ JULIE RASMUSSEN Julie Rasmussen Director
Date: March 31, 2014	By:	/s/ KAY BAILEY HUTCHISON Kay Baily Hutchison Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on August 30, 2012).
3.2	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).
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

Exhibit No.	Description of Exhibit
10.6	Promissory Note, dated March 14, 2013, in the original principal amount of $4,000,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
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
21	List of Subsidiaries.**
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
32.1	Certification pursuant to 18 U.S.C. Section 1350.**
32.2	Certification pursuant to 18 U.S.C. Section 1350.**

Exhibit No.	Description of Exhibit
101.INS	Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*
Management contract

**
Filed herewith

***
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressed set forth by specific reference in such filing.