Form 10-Q
period 2014-03-31
CVSL INC.
filed 2014-05-15
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 14, 2014, 488,440,546 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I.  Financial Information

Item 1.  Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,200,150	$3,876,708
Marketable securities	8,387,689	11,830,252
Accounts receivable, net	987,326	780,237
Inventory	17,523,386	18,734,294
Other current assets	2,693,877	2,948,717
Total current assets	34,792,428	38,170,208
Property, plant and equipment, net of accumulated depreciation	21,628,543	22,847,854
Goodwill	4,744,107	4,422,928
Intangibles, net	3,712,494	3,764,063
Other assets	809,841	617,795
Total assets	$65,687,413	$69,822,848

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable—trade	$10,857,832	$10,471,121
Accounts payable—related party	50,241	181,858
Lines of credit	8,375,834	9,806,002
Accrued commissions	4,377,207	3,740,846
Deferred revenue	3,070,527	1,661,851
Current portion of long-term debt	707,463	1,128,674
Other current liabilities	5,789,025	7,881,994
Total current liabilities	33,228,129	34,872,346
Long-term debt	25,627,040	25,594,722
Other long-term liabilities	809,559	499,640
Total liabilities	59,664,728	60,966,708
Commitments & contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.001 per share, 10,000,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 and 5,000,000,000 shares authorized; 488,186,056 and 487,139,777 shares issued and outstanding, respectively	48,818	48,713
Additional paid-in capital	14,832,524	14,362,493
Accumulated other comprehensive loss	(308,234)	(767,569)
Accumulated deficit	(16,222,789)	(13,085,777)
Total stockholders’ equity (deficit) attributable to CVSL stockholders’	(1,649,681)	557,860
Stockholders’ equity attributable to noncontrolling interest	7,672,366	8,298,280
Total stockholders’ equity	6,022,685	8,856,140
Total liabilities and stockholders’ equity	$65,687,413	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013
Gross sales	$26,670,921	$4,268,010
Program costs and discounts	(4,975,939)	(1,031,970)
Net sales	21,694,982	3,236,040
Costs of sales	8,016,008	1,396,186
Gross profit	13,678,974	1,839,854
Commissions and incentives	6,973,514	604,404
Selling, general and administrative	9,709,529	2,224,123
Operating loss	(3,004,069)	(988,673)
Loss on marketable securities	493,796	—
Gain on sale of assets	(265,927)	—
Interest expense, net	265,919	236,996
Loss before income taxes	(3,497,857)	(1,225,669)
Income tax provision	279,000	—
Net loss	(3,776,857)	(1,225,669)
Net loss attributable to non-controlling interest	(639,845)	23,445
Net loss attributed to common stockholders’	$(3,137,012)	$(1,249,114)

Basic and diluted loss per share:
Weighted average common shares outstanding	488,121,568	487,712,326
Loss per common share attributable to CVSL stockholders	$(0.01)	$0.00

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,776,857)	$(1,225,669)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	468,937	—
Foreign currency translation adjustment	(9,602)	—

Other comprehensive gain	459,335	—

Comprehensive loss	$(3,317,522)	$(1,225,669)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,776,857)	$(1,225,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	561,541	239,577
Loss on marketable securities	493,796	—
Interest expense	200,000	236,996
Share-based compensation	86,512	—
Provision for losses on receivables, net	63,309	—
Provision for obsolete inventory	41,000	—
Gain on sales of assets	(265,927)	—
Deferred income tax	45,000	—
Changes in certain assets and liabilities:
Accounts receivable	(268,656)	41,579
Inventory	1,266,405	205,040
Other current assets	182,037	(63,093)
Accounts payable and accrued expenses	(1,312,365)	88,934
Accounts payable—related party	(131,617)	(158,729)
Deferred revenue	1,204,568	(169,826)
Other long-term liabilities	85,952	—
Net cash (used in) provided by operating activities	(1,525,302)	(805,191)
Investing activities:
Capital expenditures	(335,352)	—
Proceeds from the sale of property, plant and equipment	1,333,857	—
Sale of marketable securities	3,417,704	—
Cash acquired in acquisition	2,000	84,062
Net cash (used in) provided by investing activities	4,418,209	84,062
Financing activities:
Line of credit, net change	(1,430,168)	421,299
Repayments on long-term debt	(613,762)	(31,374)
Stock issued for purchase of subsidiaries	484,067	—
Net cash (used in) provided by financing activities	(1,559,863)	389,925
Effect of exchange rate changes on cash	(9,602)	—
Increase (decrease) in cash	1,323,442	(331,204)
Cash and cash equivalents at beginning of year	3,876,708	19,032,392
Cash and cash equivalents at end of period	$5,200,150	$18,701,188

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$65,191	$—
Income taxes	122,000	—
Non-cash transactions:
Convertible note issued related to acquisition	—	6,500,000
Promissory note issued related to acquisition	—	4,000,000

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements

(1) General

Interim Financial Information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filed by CVSL Inc. (“CVSL,” and together with its consolidated subsidiaries, the “Company”), for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

Reclassifications

We reclassified certain amounts previously reported in our Form 10-Q dated March 31, 2013 to conform to our consolidated financial statements presented for the year ended December 31, 2013 on our Form 10-K and the quarter ended March 31, 2014.  These changes had no impact on operating or net income.  The operating loss of $988,673 shown in this Form 10-Q is the same as previously presented.   For the quarter ended March 31, 2013, commission and incentives expense of $604,404 is now shown as a separate expense line item and $95,676 in miscellaneous revenues that had previously been classified as an offset to selling, general and administrative costs has been reclassified as revenue. Program costs and discounts decreased from $1,524,624 to $1,031,970 resulting in a net sales increase of $492,654. Gross profit increased by $616,813.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment, impairment of goodwill, other intangibles and property and equipment, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from those estimates.

Business Overview and Current Plans

CVSL operates a multi-brand direct selling/micro-enterprise company that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business.  CVSL is engaged in a long-term strategy to develop a large, diverse company in the micro-enterprise sector that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprises with the infrastructure and operational excellence of a large scale company.  CVSL seeks to acquire companies primarily in the micro-enterprise (direct-selling) sector and companies potentially engaging in businesses related to micro-enterprise.

In considering appropriate acquisition targets, CVSL anticipates that it will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. CVSL plans to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of CVSL’s network of networks.  Our acquisitions include:

•                  100% ownership of Uppercase Acquisition, Inc. (“UAI”) in March 2014, which operates Uppercase Living (“Uppercase Living”), a direct seller of an extensive line of customizable vinyl expressions for display on walls.

•                  100% ownership of Paperly, Inc. in December 2013, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

•                  A 90% controlling interest in My Secret Kitchen, Ltd (“MSK”) in December 2013, an award-winning United Kingdom-based direct seller of a unique line of food products.

•                  100% ownership of Agel Enterprises Inc. (“AEI”) in October 2013. AEI is a direct-selling business based in Lindon, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI’s products are sold in over 40 countries.

•                  100% ownership of CVSL TBT LLC which operates Tomboy Tools (“TBT”) in October 2013, a direct seller of a line of tools designed for women, as well as home security monitoring services.

•                  100% ownership of Your Inspiration At Home Pty Ltd. (“YIAH”) in August 2013, an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America.

•                  A 51.7% controlling interest in The Longaberger Company (“TLC”) in March 2013. TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.

•                  100% of Happenings Communications Group, Inc. (“HCG”) in September 2012. HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses.

(2) Acquisitions, Dispositions and Other Transactions

Uppercase Living

On March 14, 2014, UAI acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. We assumed certain liabilities and agreed to issue 254,490 shares of our common stock, par value $0.0001 (“Common Stock”) to the seller at a fair value of $96,706 on the acquisition date. We have also agreed to deliver 323,897 shares of our common stock at a fair value of $123,081 to an escrow account for up to 24 months that will be issued to the seller upon remediation of certain close conditions.  Since we did not deliver the shares of our Common Stock until April 2014, we recorded a payable as of the acquisition date totaling $219,787.  We also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each of the years ending 2014 to 2016 approximately $123,080 of which is recorded in other long-term liabilities in the opening balance sheet.  Goodwill arising from the transaction totaled $469,065.

Opening balance sheet for Uppercase Living acquisition on March 14, 2014

The following summary represents the fair value of UAI as of the acquisition date and is subject to change following management’s final evaluation of the fair value assumptions.

UAI
Assets
Current assets:
Cash and cash equivalents	$2,000
Accounts receivable	1,742
Inventory	96,497
Total current assets	100,239
Property, plant and equipment	23,230
Goodwill	469,065
Other assets	16,366
Total assets	$608,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable—trade	$267,337
Accrued commissions	79,003
Deferred revenue	28,399
Other current liabilities	96,706
Total current liabilities	471,445
Other long-term liabilities	137,455
Total liabilities	608,900
Stockholders’ equity	—
Total stockholders’ equity	—
Total liabilities and stockholders’ equity	$608,900

Dispositions

During the quarter ended March 31, 2014, TLC sold an industrial building at ECO Business Park in Frazeysburg, Ohio for gross proceeds of $1,333,857.  Gain on sale of the asset was $271,970 that is an offset to selling, general and administrative expenses in the consolidated statements of operations.

The Longaberger Company

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio.  The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6,500,000 convertible note and a $4,000,000 promissory note.  The acquisition was accounted for under the purchase method of accounting and TLC is a consolidated subsidiary of the Company.

Opening balance sheets for The Longaberger Company acquisition on March 18, 2013

The following summary represents the fair value of TLC as of the acquisition date.

TLC
Assets
Current assets:
Cash and cash equivalents	$84,062
Accounts receivable	259,602
Inventory	19,892,740
Prepaid expenses and other	1,074,420
Total current assets	21,310,824
Property, plant and equipment	28,469,390
Other assets	3,946,570
Total assets	$53,726,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable - trade	$6,383,107
Accounts payable - related party	—
Line of credit payable	9,319,612
Deferred revenue	4,132,386
Current portion of long-term debt	354,390
Other current liabilities	3,962,045
Total current liabilities	24,151,540
Long-term debt	9,265,766
Total liabilities	33,417,306
Stockholders’ equity:
Stockholders’ equity attributable to CVSL stockholders’	10,500,000
Stockholders’ equity attributable to noncontrolling interest	9,809,478
Total stockholders’ equity	20,309,478
Total liabilities and stockholders’ equity	$53,726,784

The acquisition did not result in recognition of any intangible assets or goodwill.

TLC Results from Operations

The following table presents the operating results of TLC included in the Company’s consolidated statements of operations for the 13 day period beginning March 19, 2013 to March 31, 2013.

Gross sales	$3,998,530
Program costs and discounts	(1,031,970)
Net sales	2,966,560
Costs of sales	1,370,120
Gross profit	1,596,440

Commissions and incentives	604,404
Selling, general and administrative	906,007
Operating profit	86,029

Interest expense, net	37,488
Net income	48,541

Net earnings attributable to noncontrolling interest	23,445
Net earnings attributed to CVSL	$25,096

Possible Issuance of Additional Common Stock under Share Exchange Agreement

On August 24, 2012 we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with HCG and Rochon Capital Partners, Ltd. (“Rochon Capital”). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 438,086,034 shares of our restricted common stock to Rochon Capital (the “Initial Share Exchange”). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly-owned subsidiary.

Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to an additional 504,813,514 shares of Common Stock (the “Additional Shares”). The second closing of the transactions and the issuance of the Additional Shares contemplated by the Share Exchange Agreement (the “Second Tranche Closing”) was to occur on the date that was the later of: (i) the 20 th calendar day following the date on which we first mailed an Information Statement to our shareholders; (ii) the date the Financial Industry Regulatory Authority (“FINRA”) approved the Amendment; or (iii) the first business day following the satisfaction or waiver of all other conditions and obligations of the parties to consummate the transactions contemplated by the Share Exchange Agreement, or on such other date and at such other time as the parties may mutually determine.

On April 12, 2013, we filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation’s common stock from 490,000,000 to 5,000,000,000 shares (the “Increase”) and (ii) a change in the name of the Corporation to CVSL Inc. (the “Name Change”) on May 27, 2013. The Company’s shareholders holding a majority of its outstanding shares of common stock approved the Increase and the Name Change and the Articles of Amendment (the “Amendment”) effecting such transactions.

However, at the time of the filing of the Amendment, Rochon Capital and CVSL each determined that it was not in the best interests of CVSL to consummate the Second Tranche Closing and the issuance of the Additional Shares at that time. As a result, the Share Exchange Agreement was amended on April 10, 2013 to provide that, among other things, the Second Tranche Closing will occur on the date specified in a written notice provided by Rochon Capital, which date shall not be prior to the 20 th calendar day following the date on which we first mailed our Information Statement to our shareholders and the date the FINRA approves the Amendment.

The amendment to the Share Exchange Agreement also (a) clarifies and redefines the number of shares that are to be issued at the Second Tranche Closing as 504,813,514 shares of our Common Stock, or any portion thereof provided for in the notice from Rochon Capital and (b) modifies the date tied to certain restrictions set forth in Section 7.08 of the Share Exchange Agreement, since the Second Tranche Closing Date cannot be determined at this time. We have the ability to issue the Additional Shares to Rochon Capital, as agreed to in the Share Exchange Agreement, as amended, upon our receipt of written notice from Rochon Capital.

(3) Marketable Securities

Our marketable securities as of March 31, 2014 include fixed income and equity investments classified as available for sale. At March 31, 2014, the fair value of the equity securities totaled $-0- and the fair value of the fixed income securities totaled $8,387,689. At December 31, 2013, the fair value of the equity securities totaled $1,390,355 and the fair value of the fixed income securities totaled $10,439,897.  The gross proceeds from sales of our marketable securities during the three months ended March 31, 2014 and 2013 totaled $3,417,704 and $-0-, respectively. Unrealized gains on the investments included in the consolidated statements of comprehensive income were $468,937 and $-0- for the quarters ended March 31, 2014 and 2013, respectively. Our realized losses from the sale of marketable securities included in the consolidated statements of operations totaled $493,796 and $-0- for the quarters ended March 31, 2014 and 2013, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any losses other than temporary losses.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31, 2014	December 31, 2013
Raw material and supplies	$2,936,489	$2,640,842
Work in process	286,167	339,581
Finished goods	14,300,730	15,753,871
	$17,523,386	$18,734,294

Our reserve for inventory obsolescence at March 31, 2014 and December 31, 2013 were $165,000 and $124,000, respectively.

(5) Property, plant and equipment

Property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Land and improvements	$2,976,654	$3,049,765
Buildings and improvements	18,720,448	19,788,447
Equipment	1,333,028	1,306,597
Construction in progress	750,038	425,424
	23,780,168	24,570,233
Less accumulated depreciation	2,151,625	1,722,379
	$21,628,543	$22,847,854

Depreciation expense was $561,541 and $239,577 for three months ended March 31, 2014 and 2013, respectively. Certain assets disposed of in 2014 reduced accumulated depreciation at March 31, 2014. See footnote (2) for dispositions.

(6) Long-term debt and other financing arrangements

The Company’s long-term borrowing consisted of the following:

Description	Interest rate	March 31, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$21,081,096	$20,881,096
Promissory Note—payable to former shareholder of TLC	2.63%	3,649,248	3,734,695
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,573,915	1,649,880
Term loan—KeyBank	7.70%*	—	427,481
Other, equipment notes		30,244	30,244

Total debt		26,334,503	26,723,396
Less current maturities		707,463	1,128,674

Long-term debt		$25,627,040	$25,594,722

* Represents the weighted average interest rate at March 31, 2014. The interest rate is variable based on the agreement described below.

The scheduled maturities of the Company’s long-term debt for the period ended December 31, 2013 are as follows:

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the “Issuance Date”), we signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership (“RCP V”), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the “Note”), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the “Purchase Agreement”). The Note is (i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by us. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind (“PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 64,000,000 shares being issued) within ten days of June 17, 2014. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the “Conversion”), into no more than 64,000,000 shares of Common Stock at a price of $0.33 per share of Common Stock.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, the Company’s Chairman and Chief Executive Officer.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4,000,000 Promissory Note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1,700,000 Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI’s acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank. As of March 1, 2014 TLC has paid in full the outstanding balance of the term loan.

Lines of Credit

Key Bank

TLC has a line of credit agreement which expires on October 23, 2015. Under the agreement, TLC has available borrowings up to $12,000,000, limited to a formula primarily based on accounts receivable and inventory. The agreement provides for interest based on Key Bank’s prime rate plus 1.75% or LIBOR plus 3.50%. Interest at March 31, 2014 and December 31, 2013 was 3.94% and 3.94%, respectively. The balance was $7,840,660 and $8,067,573 on March 31, 2014 and December 31, 2013, respectively.  The line of credit is collateralized by substantially all assets of TLC. TLC is subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with the financial covenants at March 31, 2014. The loan is included in the lines of credit on our consolidated balance sheets.

UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. The interest rate at March 31, 2014 and December 31, 2013 was 1.66% and 1.67%, respectively.  The outstanding balance was $406,325 and $1,663,534 on March 31, 2014 and December 31, 2013, respectively. The loan is included in the lines of credit on our consolidated balance sheets.

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

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(130,791)	$(636,778)	$(767,569)
Other comprehensive income (loss) before reclassifications	(9,602)	962,733	953,131
Amount reclassified from AOCI	—	(493,796)	(493,796)
Net other comprehensive income (loss)	(9,602)	468,937	459,335
Balance at March 31, 2014	$(140,393)	$(167,841)	$(308,234)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(493,796)
Income tax (expense) benefit	—

Net of income taxes	$(493,796)

(8) Fair Value

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. Our available for sale securities (Level 1) was $-0- and (Level 2) $8,387,689 at March 31, 2014.  Our available for sale securities (Level 1) was $1,390,355 and (Level 2) $10,439,897 at December 31, 2013. We do not have other assets or intangible assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

(9) Commitments and Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company’s financial position or results of operations.

(10) Income Taxes

As of December 31, 2013, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance.  Using the same methodology, and updating the earnings history based on first quarter 2014 actual earnings, the Company is unable to reduce its valuation allowance.  Therefore, no net deferred tax asset is reflected as of March 31, 2014.  Additionally, due to some of its historical acquisitions which included indefinite lived intangibles, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance.  This deferred tax liability increased by $45,000 during the first quarter, and the Company recorded a similar amount of deferred tax expense.  The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses.  Current tax expense of $279,000 has been recorded based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-based compensation plans

We have two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our inventive-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash. We awarded 4,700,000 equivalent shares of stock appreciation rights (“SARs”) that are remeasured each reporting period and is recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the quarters ended March 31, 2014 and 2013 of $86,512 and $-0-, respectively, is included in selling, general and administrative expenses on our consolidated statement of operations. As of March 31, 2014, total unrecognized compensation cost related to unvested share-based compensation was $1,007,928, which is expected to be recognized over a three-year period.

(12) Loss per share attributable to CVSL

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants and 505 million shares issuable were excluded from the fully diluted loss per share because the inclusion in the loss per share computation would be anti-dilutive. See footnotes (2) and (6) for additional detail.

(13) Related party transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to One Hundred Sixty Thousand dollars ($160,000) and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the quarters ended March 31, 2014 and 2013, we recorded $480,000 and $450,000, respectively in Expense Reimbursement Fees that were included in selling, general and administrative expense in the consolidated statements of operations.

(14) Subsequent Events

On April 29, 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment.  Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending their position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. If the appeal is successful, the payments made to date will be refunded to us.

On May 6, 2014, we issued warrants to purchase up to 250,000 and 125,000 shares of our Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $0.55 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

We operate a multi-brand direct selling/micro-enterprise company that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business.  We are engaged in a long-term strategy to develop a large, diverse company in the micro-enterprise sector that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprises with the infrastructure and operational excellence of a large scale company.

We seek to acquire companies primarily in the micro-enterprise (direct-selling) sector and companies potentially engaging in businesses related to micro-enterprise and to build within this sector an interconnected “network of networks,” in which social connections aided by the power of social media will be combined with relationship-based commerce (that is, commerce conducted between friends, neighbors, relatives and colleagues). In making acquisitions, CVSL intends to acquire sellers and their customers, out of which will be formed a virtual, online economy which will offer its members a myriad of benefits and advantages. CVSL’s acquisitions form the platform for this growing online economy.

In considering appropriate acquisition targets, CVSL anticipates that it will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to one or more of our businesses. CVSL plans to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of CVSL’s network of networks.

We currently offer a variety of products for sale domestically and internationally through social media and our network of independent representatives to their customers, our ultimate customers. Our initial focus has been to create building blocks that will be the foundation for long-term growth. We commenced operations in the direct selling business in March 2013, with our acquisition of The Longaberger Company (“TLC”), a seller of premium hand-crafted baskets and products for the home through a nationwide network of independent sales representatives.

Through a series of six subsequent acquisitions of companies offering a diversified product mix, we have expanded our product offerings as well as our sales representatives and customer base. During 2013 and 2014, we completed through asset or stock purchases the acquisitions of Your Inspiration at Home, Pty. Ltd. (“YIAH”) (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc. (“TBT”) (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, Inc. (“AEI”) (a direct seller of nutritional supplements and skin care products), Paperly, Inc. (“Paperly”) (a direct seller of custom stationery and paper products), My Secret Kitchen Limited (“MSK”) (a direct seller of a unique line of gourmet food products) and Uppercase Acquisitions, Inc. (“Uppercase Living”) (a direct seller of customizable vinyl expressions for display on walls).  Each acquired company has its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements while reducing the cost of operations and goods for each acquired company through economies of scale and operating efficiencies.

Results of Operations

Our substantial growth during 2013 results in significant changes in the comparison of year over year results. As described above, we acquired TLC during the first quarter 2013, YIAH during the third quarter 2013, TBT, AEI, MSK and Paperly during the fourth quarter of 2013 and Uppercase Living in the first quarter of 2014. Comparisons between our year end numbers for the quarter ended March 31, 2014 and 2013 may not be meaningful on a quantitative or qualitative basis.

During the quarter ended March 31, 2014, our gross sales were $26.7 million compared to $4.3 million for the quarter ended March 31, 2013. Our operating losses were $3.0 million compared to $1.0 million for the quarters ended March 31, 2014 and 2013, respectively, as a result of the acquisitions completed throughout 2013 and in the first quarter of 2014.

Commissions and incentives

Commissions and incentives represent costs to compensate and incentivize members of our independent sales force.  These expenses may include costs for certain corporate sponsored events that contain qualification requirements in order for individuals to attend. During the first quarter of 2014, we incurred approximately $7.0 million in commissions and incentives costs compared to $0.6 million for the quarter ended March 31, 2013. The increase is primarily due to increased commissions paid as a result of the numerous companies that we acquired during the past 12 months.

Selling, General and Administrative

Our selling, general and administrative costs increased from $2.2 million comparing the quarter ended March 31, 2013 to $9.7 million for the quarter ended March 31, 2014.  The year over year increase is primarily the result of various administrative departments at each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional and legal fees associated with acquisitions and the pursuit of potential acquisitions. Included in selling, general and administrative expenses are fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions.  For the three months ended March 31, 2014 and 2013, we recorded $0.5 million and $0.5 million, respectively, in reimbursement expenses.

Loss on Marketable Securities

Our loss on marketable securities for the three months ended March 31, 2013 totaled $0.5 million.  We did not have any investments for the three months ended March 31, 2013.

Non-controlling Interest

Non-controlling interest increased to a net loss of $0.6 million for three months ended March 31, 2014 compared to a net income of $23,445 for the three months ended March 31, 2013.  The increase is primarily the result of losses generated at TLC.  Additionally, the three month period ended March 31, 2013 only included 13 days of results for TLC.

Liquidity and Capital Resources

See footnote (6), Long-term debt and other financing arrangements, included in the unaudited consolidated financial statements included in this report for additional information.

The table below reflects our highly liquid assets:

	March 31, 2014	December 31, 2013
Cash	$5,200,150	$3,876,708
Marketable Securities	8,387,689	11,830,252
Accounts Receivable, net	987,326	780,237
Total	$14,575,165	$16,487,197

Our working capital at March 31, 2014 totaled $1.6 million. In December 2012, we received $20 million in proceeds from the sale of a Convertible Note to Richmont Capital Partners V L.P. which provided working capital for our current operations and smaller acquisitions.  Our investments in marketable securities enable us to also provide needed liquidity for acquisitions, debt service and operating expenses.

Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. We plan to continue acquiring additional businesses engaged in direct-selling and intend to fund such acquisitions primarily by issuing shares of our Common Stock as consideration for any such acquisition. To the extent that cash will need to be paid as some portion of the acquisition consideration, we expect, to the extent necessary, to use our cash on hand and if necessary to raise cash through debt and/or equity financing. We believe that additional debt or equity financing will be available to us based on the assets and financials of the acquisition candidate and based on management’s experience with respect to debt financing and equity financing. We expect to be able to raise capital from lenders and equity investors who will understand our direct-selling acquisition strategy.

Cash Flows

Cash used in operating activities for the quarter ended March 31, 2014 was $1.5 million, as compared to net cash used in operating activities of $0.8 million for the quarter ended March 31, 2013.  Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash provided by investing activities for the quarter ended March 31, 2014 was $4.4 million, as compared to $0.1 for the quarter ended March 31, 2013. Net cash provided by investing activities was the result of $3.4 million in sales of marketable securities in addition to $1.3 million associated with TLC’s sale of a building in the ECO Business Park in Frazeysburg, Ohio.  The cash inflows were offset by $0.3 million in capital expenditures primarily associated with our information technology implementation.

Net cash used in financing activities was $1.6 million for the quarter ended March 31, 2014 as we paid down $1.4 million on our lines of credit and paid $0.6 million in debt primarily related to the payoff of the term loan with Key Bank.  During the quarter ended March 31, 2013, we increased our borrowings under our line of credit by $0.4 million.

Contractual Obligations

As a smaller reporting company, we are not required to disclose contractual obligations.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.  We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes, and long-lived assets, have the greatest impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014.

Recent Accounting Pronouncements

See footnote (1) of our accompanying unaudited consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 1A. “Risk Factors” included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “CVSL,” “we,” “us,” “our,” and refer to CVSL Inc. and its subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report:  One of the subsidiaries acquired during 2013 failed to employ a sufficient number of staff in its finance and accounting department to maintain an optimal segregation of duties and to provide optimal levels of oversight. In addition, the accounting system being used was outdated.

However, during the quarter end financial statement close, we recognized certain adjustments to our financial records to properly present our financial statements in accordance with GAAP. Management believes its existing procedures and controls have assisted in our ability to make the necessary reconciling adjustments to our financial statements.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

As previously outlined in our Annual Report on Form 10-K, management has already begun addressing weaknesses in controls and procedures by implementing a remediation plan, including appointing a Controller for all CVSL subsidiaries and parent company, hiring additional accounting staff and beginning the transition to a unified global financial reporting system, which will allow for more consistent reporting across companies and faster consolidations. These efforts are ongoing.

Our stated growth strategy is to acquire companies.  Because of our rapid growth and the reporting issues that may be involved in any new companies we acquire, elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects. Management will continue the process of implementing new systems and reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.    Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel.  Prior to AEI’s acquisition of the assets of Agel Enterprises LLC (“Agel”), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008-2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI has recently filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process. As of March 31, 2014 AEI maintained a liability of $1.1 million in accrued liabilities for this disputed amount, which is reflected in CVSL’s 2013 consolidated financial statements.

On April 29, 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment.  Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending their position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. If the appeal is successful, the payments made to date will be refunded to us.

Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which are incorporated by reference herein.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2014, CVSL issued 317,804 shares of Common Stock to the five former shareholders of My Secret Kitchen Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were “accredited investors” as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On January 6, 2014, CVSL issued 155,926 shares of Common Stock to Paperly, LLC.  CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were “accredited investors” as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On January 7, 2014, CVSL issued 572,549 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering.  The securities were not offered pursuant to a general solicitation and the purchaser of the securities represented that they were “accredited investors” under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On April 24, 2014, pursuant to the acquisition of the assets of Uppercase Living, LLC, CVSL issued 254,490 shares of Common Stock to UL SLC, LLC.  CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities represented that they were “accredited investors” under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

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

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Commission on March 31, 2014).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

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

Date: May 15, 2014

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

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Commission on March 31, 2014).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

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