Form 10-Q
period 2014-06-30
CVSL INC.
filed 2014-08-14
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
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

        As of August 12, 2014, 487,712,326 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I. Financial Information

Item 1.    Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited) June 30, 2014	(Audited) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,176,351	$3,876,708
Marketable securities	5,223,472	11,830,252
Accounts receivable, net	777,871	780,237
Inventory, net	17,607,749	18,734,294
Other current assets	2,983,941	2,948,717

Total current assets	30,769,384	38,170,208
Property, plant and equipment, net of accumulated depreciation	21,025,616	22,847,854
Goodwill	4,736,771	4,422,928
Intangibles, net	3,660,930	3,764,063
Other assets	955,769	617,795

Total assets	$61,148,470	$69,822,848

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$10,767,036	$10,471,121
Accounts payable—related party	—	181,858
Lines of credit	7,944,270	9,806,002
Accrued commissions	4,485,547	3,740,846
Deferred revenue	3,154,541	1,661,851
Current portion of long-term debt	711,398	1,128,674
Other current liabilities	5,621,187	7,881,994

Total current liabilities	32,683,979	34,872,346
Long-term debt	25,694,232	25,594,722
Other long-term liabilities	889,164	499,640

Total liabilities	59,267,375	60,966,708

Commitments & contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 and 5,000,000,000 shares authorized; 487,712,326 and 487,139,777 shares issued and outstanding, respectively	48,770	48,713
Additional paid-in capital	15,052,359	14,362,493
Accumulated other comprehensive loss	(80,481)	(767,569)
Accumulated deficit	(19,767,575)	(13,085,777)

Total stockholders' equity (deficit) attributable to CVSL stockholders'	(4,746,927)	557,860
Stockholders' equity attributable to noncontrolling interest	6,628,022	8,298,280

Total stockholders' equity	1,881,095	8,856,140

Total liabilities and stockholders' equity	$61,148,470	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross sales	$24,586,118	$20,575,794	$51,257,039	$24,843,804
Program costs and discounts	(5,220,414)	(5,327,012)	(10,196,353)	(6,358,982)

Net sales	19,365,704	15,248,782	41,060,686	18,484,822
Costs of sales	5,862,635	7,756,963	13,878,643	9,153,149

Gross profit	13,503,069	7,491,819	27,182,043	9,331,673
Commissions and incentives	6,004,515	2,689,836	12,978,029	3,203,947
Gain on sale of assets	(140,985)	—	(406,912)	—
Selling, general and administrative	11,745,831	8,140,390	21,455,360	10,454,806

Operating loss	(4,106,292)	(3,338,407)	(6,844,434)	(4,327,080)
Loss on marketable securities	58,289	—	552,085	—
Interest expense, net	213,459	367,052	479,378	604,048

Loss before income tax provision	(4,378,040)	(3,705,459)	(7,875,897)	(4,931,128)
Income tax provision	212,921	—	491,921	—

Net loss	(4,590,961)	(3,705,459)	(8,367,818)	(4,931,128)
Net loss attributable to noncontrolling interest	(1,046,175)	(808,117)	(1,686,020)	(784,672)

Net loss attributed to CVSL stockholders	$(3,544,786)	$(2,897,342)	$(6,681,798)	$(4,146,456)

Basic and diluted loss per share:
Weighted average common shares outstanding	992,831,373	992,525,840	992,882,941	992,525,840
Net loss per share attributable to CVSL stockholders	$0.00	$0.00	$0.01	$0.00

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,590,961)	$(3,705,459)	$(8,367,818)	$(4,931,128)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	183,824	—	652,761	—
Foreign currency translation adjustment	43,929	—	34,327	—

Other comprehensive income	227,753	—	687,088	—

Comprehensive loss	(4,363,208)	(3,705,459)	(7,680,730)	(4,931,128)
Comprehensive loss attributable to noncontrolling interest	(1,046,175)	(808,117)	(1,686,020)	(784,672)

Comprehensive loss attributable to CVSL stockholders	$(3,317,033)	$(2,897,342)	$(5,994,710)	$(4,146,456)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(8,367,818)	$(4,931,128)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,223,820	765,237
Loss on marketable securities	552,085	—
Interest expense	400,001	604,048
Share-based compensation	397,965	—
Provision for losses on receivables, net	139,800	—
Provision for obsolete inventory	41,000	—
Gain on sales of assets	(406,912)	—
Deferred income tax	89,462	—
Changes in certain assets and liabilities:
Accounts receivable	(135,692)	(143,076)
Inventory	1,182,042	1,087,672
Other current assets	(161,122)	(472,713)
Accounts payable and accrued expenses	(833,273)	2,054,336
Accounts payable—related party	(277,195)	12,449
Deferred revenue	1,288,582	475,450
Other long-term liabilities	(145,896)	113,750

Net cash (used in) provided by operating activities	(5,013,151)	(433,975)
Investing activities:
Capital expenditures	(644,773)	—
Proceeds from the sale of property, plant and equipment	1,831,315	—
Sale of marketable securities	6,238,219	—
Cash acquired in acquisition	2,000	84,062

Net cash (used in) provided by investing activities	7,426,761	84,062
Financing activities:
Line of credit, net change	(1,861,732)	80,886
Proceeds from long-term debt issuance	42,000	—
Repayments on long-term debt	(799,630)	(316,312)

Net cash (used in) provided by financing activities	(2,619,362)	(235,426)

Effect of exchange rate changes on cash	505,395	—

Increase (decrease) in cash	299,643	(585,339)
Cash and cash equivalents at beginning of year	3,876,708	19,032,392
Cash and cash equivalents at end of period	$4,176,351	$18,447,053

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$130,382	$—
Income taxes	516,602	—
Non-cash transactions:
Convertible note converted to stock	—	6,563,555
Convertible note issued related to acquisition	—	6,500,000
Promissory note issued related to acquisition	—	4,000,000
Stock issued for purchase of subsidiary	607,148	—

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements

(1) General

Interim Financial Information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K filed by CVSL Inc. ("CVSL," and together with its consolidated subsidiaries, the "Company"), for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 ("Form 10-K").

Reclassifications

The Company reclassified certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 ("Form 10-Q") to conform to our consolidated financial statements presented for the year ended December 31, 2013 on its Form 10-K and the quarter ended June 30, 2014. These changes had no impact on operating or net income. The operating losses of $3,338,407 and $4,327,080 for the three and six months ended June 30, 2013, respectively, in this Form 10-Q are the same as previously presented. For the three and six months ended June 30, 2013 commission and incentives expense of $2,689,836 and $3,203,947, respectively, is now shown as a separate expense line item as opposed to being included in program costs and discounts. Program costs and discounts decreased $2,327,355 and $2,820,009 for the three and six months ended June 30, 2013. Miscellaneous revenues of $458,926 and $554,602 that had previously been classified as an offset to selling, general and administrative costs has been reclassified as revenue for the three and six months ended June 30, 2013, respectively. Gross profit increased $2,974,689 and $3,591,502 for the three and six months ended June 30, 2013 as a result of the reclassification.

Significant Accounting Policies

CVSL has expanded its disclosure of the policies below in response to the SEC comments to our Registration Statement on Form S-1 filed on May 22, 2014. Other than the expanded disclosure below there have been no material changes to the Company's significant accounting policies during the three and six months ended June 30, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Company's consolidated financial statements in the Form 10-K.

Revenue Recognition and Deferred Revenue

In the ordinary course of business, CVSL receives payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company's consolidated balance sheets. Certain incentives offered to our independent sales representatives and their customers, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of net sales. At June 30, 2014 and December 31, 2013, our allowance for sales returns totaled $226,603 and $221,396, respectively.

Program Costs and Discounts

Program costs and discounts represent various methods of promoting our products. CVSL offers benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which may vary depending on the value of the orders placed and general discounts on our products.

Goodwill and Other Intangibles

CVSL management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions. Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. After the Share Exchange Agreement in 2012, we determined that the goodwill associated with that acquisition was impaired. As a result, we recorded $2,488,708 in goodwill impairment that represented all goodwill associated with the Share Exchange Agreement. The impairment charge is included in the consolidated statements of operations. Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded.

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

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

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

In considering appropriate acquisition targets, CVSL anticipates that it will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to our businesses. CVSL plans to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of CVSL's network of networks. CVSL's acquisitions include:

  •
  100% ownership of Uppercase Acquisition, Inc. ("UAI") in March 2014, which operates Uppercase Living ("Uppercase Living"), a direct seller of an extensive line of customizable vinyl expressions for display on walls.

  •
  100% ownership of Paperly, Inc. in December 2013, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

  •
  A 90% controlling interest in My Secret Kitchen, Ltd ("MSK") in December 2013, an award-winning United Kingdom-based direct seller of a unique line of food products.

  •
  Substantially 100% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99% ownership in these subsidiaries. An individual owns an approximately 1% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Pleasant Grove, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

  •
  100% ownership of CVSL TBT LLC (which operates Project Home, formerly conducting business under the name Tomboy Tools) in October 2013, a direct seller of a line of tools designed for women, as well as home security monitoring services.

  •
  100% ownership of Your Inspiration At Home Pty Ltd. ("YIAH") in August 2013, an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America.

  •
  A 51.7% controlling interest in The Longaberger Company ("TLC") in March 2013. TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

  •
  100% of Happenings Communications Group, Inc. ("HCG") in September 2012. HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses.

(2) Acquisitions, Dispositions and Other Transactions

Uppercase Living

On March 14, 2014, UAI, a wholly- owned subsidiary of CVSL, acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. CVSL assumed certain liabilities and agreed to issue 254,490 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. CVSL also delivered 323,897 shares of our common stock at a fair value of $123,081 to escrow accounts for up to 24 months that will be issued to the seller upon remediation of certain closing conditions. CVSL also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of June 30, 2014. Goodwill arising from the transaction totaled $469,065. CVSL recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

Opening balance sheet for Uppercase Living acquisition on March 14, 2014

The following summary represents the fair value of UAI as of the acquisition date and is subject to change following management's final evaluation of the fair value assumptions.

UAI
Assets
Current assets:
Cash and cash equivalents	$2,000
Accounts receivable	1,742
Inventory	96,497

Total current assets	100,239
Property, plant and equipment	23,230
Goodwill	469,065
Other assets	16,366

Total assets	$608,900

Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$267,337
Accrued commissions	79,003
Deferred revenue	28,399
Other current liabilities	96,706

Total current liabilities	471,445
Other long-term liabilities	137,455

Total liabilities	608,900
Stockholders' equity	—

Total stockholders' equity	—
Total liabilities and stockholders' equity	$608,900

Dispositions

During the quarter ended March 31, 2014, TLC sold an industrial building at ECO Business Park in Frazeysburg, Ohio for gross proceeds of $1,333,857 for a gain on sale of $271,970. During the quarter ended June 30, 2014, TLC sold three properties in Dresden, Ohio for gross proceeds of $497,458 for a gain on sale of $35,309. The gain on sale is included in consolidated statements of operations. We also had net gain on sales of other assets of $99,633 for the six months ended June 30, 2014.

The Longaberger Company

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio. The transaction resulted in CVSL acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6,500,000 convertible note and a $4,000,000 promissory note. The acquisition was accounted for under the purchase method of accounting and TLC is a consolidated subsidiary of CVSL.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 (the "Note") that CVSL issued to the Tamala L. Longaberger Trust (the "Trust") as part of the consideration of the acquisition of TLC, CVSL issued the Trust 32,500,000 shares of Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with CVSL pursuant to which Rochon Capital Partners, Ltd. contributed to CVSL for no consideration 32,500,000 shares of Common Stock to offset the shares issued to the Trust. As a result, CVSL's issued and outstanding shares of Common Stock remained at 487,712,326. The returned shares were cancelled and are not being held as treasury shares.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

On August 24, 2012 CVSL entered into a Share Exchange Agreement (the "Share Exchange Agreement") with HCG and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 438,086,034 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of CVSL's issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming CVSL's wholly-owned subsidiary.

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

On April 12, 2013, CVSL filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation's common stock from 490,000,000 to 5,000,000,000 shares (the "Increase") and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") which was effectuated on May 27, 2013. CVSL's shareholders holding a majority of its outstanding shares of common stock approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

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

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

following the date on which we first mailed our Information Statement to our shareholders and the date the FINRA approves the Amendment.

The amendment to the Share Exchange Agreement also (a) clarifies and redefines the number of shares that are to be issued at the Second Tranche Closing as 504,813,514 shares of our Common Stock, or any portion thereof provided for in the notice from Rochon Capital and (b) modifies the date tied to certain restrictions set forth in Section 7.08 of the Share Exchange Agreement, since the Second Tranche Closing Date cannot be determined at this time. CVSL has the ability to issue the Additional Shares to Rochon Capital, as agreed to in the Share Exchange Agreement, as amended, upon its receipt of written notice from Rochon Capital.

(3) Marketable Securities

The Company's marketable securities as of June 30, 2014 include fixed income and equity investments classified as available for sale. At June 30, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $5,223,472. At December 31, 2013, the fair value of the equity securities totaled $1,390,355 and the fair value of the fixed income securities totaled $10,439,897. The gross proceeds from sales of our marketable securities were $2,820,515 and $6,238,219 for the three and six months ended June 30, 2014, respectively, and $-0- for three and six months ended June 30, 2013. Unrealized gain on the investments for the three and six months ended June 30, 2014 was $183,824 and $652,761, respectively. These amounts were included in the consolidated statements of comprehensive income. The Company's realized losses from the sale of marketable securities included in the consolidated statements of operations were $58,289 and $552,085 for the three and six months ended June 30, 2014, respectively, and $-0- for the three and six months ended June 30, 2013.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30, 2014	December 31, 2013
Raw material and supplies	$2,896,445	$2,640,842
Work in process	254,016	339,581
Finished goods	14,457,288	15,753,871

	$17,607,749	$18,734,294

The Company's reserve for inventory obsolescence at June 30, 2014 and December 31, 2013 were $141,000 and $124,000, respectively.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(5) Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Land and improvements	$2,884,462	$3,049,765
Buildings and improvements	18,325,355	19,788,447
Equipment	2,313,515	1,306,597
Construction in progress	170,013	425,424

	23,693,345	24,570,233
Less accumulated depreciation	2,667,729	1,722,379

	$21,025,616	$22,847,854

Depreciation expense was $554,194 and $1,065,838 for three and six months ended June 30, 2014, respectively, and was $525,660 and $765,237 for three and six months ended June 30, 2013, respectively. Certain assets disposed of in 2014 reduced accumulated depreciation at June 30, 2014. See footnote (2) for dispositions.

(6) Long-term debt and other financing arrangements

The Company's long-term borrowing consisted of the following:

Description	Interest rate	June 30, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$21,281,097	$20,881,096
Promissory Note—payable to former shareholder of TLC	2.63%	3,555,293	3,734,695
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,496,996	1,649,880
Promissory Note—payable to Tamala L. Longaberger	10.00%	42,000	—
Term loan—KeyBank		—	427,481
Other, equipment notes		30,244	30,244

Total debt		26,405,630	26,723,396
Less current maturities		711,398	1,128,674

Long-term debt		$25,694,232	$25,594,722

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), CVSL signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the "Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the "Purchase Agreement"). The Note is (i) an unsecured obligation of CVSL and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by CVSL. Principal payments of

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

$1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at CVSL's option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

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

On June 12, 2014, CVSL and RCP V entered into a Second Amendment to Convertible Subordinated Unsecured Promissory Note (the "Second Amendment"), which amends the Note. The Second Amendment amends the Note to extend the date of mandatory conversion of the Note. As amended by the Second Amendment, the original principal amount of, and all accrued interest under, the Note is convertible mandatorily into shares of the Company's common stock (subject to a maximum of 64,000,000 shares being issued) within ten days after June 12, 2015, or such earlier time as may be mutually agreed upon by the Company and Richmont. All other terms and conditions of the Note remain unchanged and in effect.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of CVSL, is a limited partner of RCP V. John Rochon, Jr. is a director of CVSL and the son of John P. Rochon, CVSL's Chairman, President, and Chief Executive Officer.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, CVSL issued a $4,000,000 Promissory Note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, CVSL issued a $1,700,000 Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI's acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

Promissory Note—payable to Tamala L. Longaberger

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10% per annum and matures on June 27, 2015. The company's failure to attain certain milestones, including specified operational cost-savings, are considered a default under the note as is a default under other loan, security or similar agreements of TLC if the default materially affects any of TLC's property, or ability to repay the note or perform its obligations under the note or any related document. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

Lines of Credit

Key Bank

TLC had a line of credit agreement through October 23, 2015. Under the agreement, TLC had available borrowings up to $12,000,000, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest at June 30, 2014 and December 31, 2013 was 3.94% and 3.94%, respectively. The balance was $6,633,250 and $8,067,573 on June 30, 2014 and December 31, 2013, respectively. The line of credit was collateralized by substantially all assets of TLC. TLC was subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC was not in compliance with the fixed charge covenant for the period ended June 30, 2014. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with all other the financial covenants at June 30, 2014. The loan is included in the lines of credit on our consolidated balance sheets.

On July 31, 2014, TLC has repaid in full all remaining line of credit amounts with proceeds from a Sale Leaseback transaction, as described in Subsequent Events in footnote (14).

UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. The interest rate at June 30, 2014 and December 31, 2013 was 1.65% and 1.67%, respectively. The outstanding balance was $1,174,174 and $1,663,534 on June 30, 2014 and December 31, 2013, respectively. The loan is included in the lines of credit on our consolidated balance sheets.

Outstanding Warrants

On May 6, 2014, CVSL issued warrants to purchase up to 250,000 and 125,000 shares of its Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $0.55 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance approximated $116,000.

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(130,791)	$(636,778)	$(767,569)
Other comprehensive income (loss) before reclassifications	34,327	100,676	135,003
Amount reclassified from AOCI	—	552,085	552,085

Net other comprehensive income (loss)	34,327	652,761	687,088

Balance at June 30, 2014	$(96,464)	$15,983	$(80,481)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(552,085)
Income tax (expense) benefit	—

Net of income taxes	$(552,085)

(8) Fair Value

The Company established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined as follows:

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. The Company's available for sale securities (Level 1) was $-0- and (Level 2) $5,223,472 at June 30, 2014. Our available for sale securities (Level 1) was $1,390,355 and (Level 2) $10,439,897 at December 31, 2013. The Company does not have other assets or intangible assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

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

(10) Income Taxes

As of December 31, 2013, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Using the same methodology, and updating the earnings history based on actual earnings for the six months ended June 30, 2014, the Company is unable to reduce its valuation allowance. Therefore, no net deferred tax asset is reflected as of June 30, 2014. Additionally, due to some of its historical acquisitions which included indefinite lived intangibles, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. This deferred tax liability increased by $44,731 and $89,462 during the three and six months ended June 30, 2014, respectively. The Company recorded a similar amount of deferred tax expense. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense of $212,921 and $491,921 for the three and six months ended June 30, 2014 has been recorded based on the Company's activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-based compensation plans

CVSL has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under its incentive-based compensation plan. CVSL classifies the awards as a liability as the value of the award will be settled in cash. As of June 30, 2014, we have 5,655,000 equivalent shares of stock appreciation rights ("SARs") outstanding. During the six months ended June 30, 2014, CVSL has granted 1,504,998 SARs and have forfeitures of 550,000. The SARs are remeasured each reporting period and is recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. SARs expense for the three and six months ended June 30, 2014 was $311,453 and $397,965, respectively, as compared to $113,750 for the three and six months ended June 30, 2013. The SARs are included in selling, general and administrative expenses in the Company's consolidated statement of operations. As of June 30, 2014, total unrecognized compensation cost related to unvested SARs was $2,356,016.

(12) Loss per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The Company included the additional 504,813,512 shares available to Rochon Capital discussed in footnote (2) in the calculation of basic and diluted shares as the conditions were met for the shares to be available for issuance. The Company did not include the outstanding warrants discussed in footnote (6) in the calculation of dilutive shares because we recorded losses from continuing operations; therefore, the effect would be anti-dilutive.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(13) Related party transactions

During the fourth quarter of 2013, CVSL renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, CVSL continues to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and CVSL wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month equal to One Hundred Sixty Thousand dollars ($160,000) and CVSL agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. CVSL recorded $480,000 and $960,000 during the three and six month ended June 30, 2014 and 2013, respectively, and $460,000 and $910,000 for the three and six months ended June 30, 2013. The Expense Reimbursement Fees were included in selling, general and administrative expense.

During the three and six months ended June 30, 2014, we paid a total of $15,279 and $131,644, respectively, to Actitech, L.P., an entity owned by Michael Bishop, for the use of the entity's production capabilities for the production of products for YIAH that are being sold in the United States. In addition, in 2014 CVSL began initial production runs of certain Agel products in this facility and expect to continue to utilize this facility to meet some of AEI production needs in the future.

Tamala L. Longaberger lent TLC $42,000 for the period ended June 30, 2014 and AEI $958,000 subsequent to June 30, 2014. The terms of these loans are described in footnotes (6) and (14).

(14) Subsequent Events

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection there with AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10% per annum and matures on July 1, 2015 and is guaranteed by CVSL. The company's failure to comply with the obligations under the Note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of AEI if the default materially affects any of AEI property or AEI ability to repay the note or perform its obligations under this note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 2, 2014, CVSL issued a warrant exercisable for 1,000,000 shares of our common stock at an exercise price of $0.64 per share. The warrant is exercisable for a term of one year from its issuance date; provided, however, that the term will be extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(14) Subsequent Events (Continued)

On July 9, 2014, we issued 106,315 shares of common stock to a director as director compensation and an aggregate of 105,262 shares of restricted common stock to two directors for which restrictions lapse on July 8, 2015.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10% per annum and matures July 11, 2015 and is guaranteed by CVSL. The company's failure to comply with the obligations under the note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of AEI if the default materially affects any of AEI property or AEI ability to repay the note or perform its obligation under the note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 31, 2014, TLC, a subsidiary of CVSL and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15,800,000 ($4,400,000 of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

Concurrently with entering into the Sale Leaseback Agreement, CVSL and CFI entered into a Master Lease Agreement (the "Master Lease Agreement"). The Master Lease Agreement provides for a 15-year lease term and specifies the base quarterly rental for the real estate described in the rental schedule. The base quarterly rent in the first year is $551,772 and increases 3% annually each year thereafter. During the lease term, all of the costs, expenses and liabilities associated with the real estate are to be borne by the Company, and the Company is entitled to the unlimited use of the real estate. The Master Lease Agreement includes customary events of default, including non-payment by the Company of the quarterly rental or other charges due under any The Master Lease Agreement. The Company intends to utilize the proceeds from the sale of the real estate to pay off outstanding bank debt and for working capital purposes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this prospectus.

 Overview

We operate a multi-brand direct selling/micro-enterprise company that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business. We are engaged in a long-term strategy to develop a large, global diverse company that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprise with the infrastructure and operational excellence of a large scale company.

We seek to acquire companies primarily in the direct selling (micro-enterprise) business and companies potentially engaging in businesses related to micro-enterprise and to build within this sector an interconnected "network of networks," in which social connections aided by the power of social media will be combined with relationship-based commerce (that is, commerce conducted between friends, neighbors, relatives and colleagues). Our goal is to form a virtual, online economy with the sellers and customers, from the businesses we acquire, which will offer its members a myriad of benefits and advantages. Our acquisitions form the platform for this growing online economy.

Through a series of seven recent acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. In addition to our acquisition of TLC, we completed the acquisition of the assets or stock of the following companies in 2013 and during the first quarter of 2014: Your Inspiration at Home, Ltd., an Australian company ("YIAH") (a direct seller of hand-crafted spices from around the world), Project Home, formerly known as Tomboy Tools, Inc., a Colorado company ("TBT") (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC ("Agel") (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited ("MSK"), (a direct seller of a unique line of gourmet food products), Paperly, LLC ("Paperly"), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC ("Upper Case") (a direct seller of customizable vinyl expressions for display on walls). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC ("Golden Girls") (a direct seller and purchaser of jewelry for cash), but have not yet closed this transaction. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

We have grown at a rapid pace as a result of our recent acquisitions. With each acquisition we have expanded our product base and our base of independent sales representatives and potential customers. In this respect, we believe we have something valuable that social media companies wish they had. Social media companies help people stay connected, but have been unable to fully translate these connections directly into commerce. In contrast, our companies' virtual communities of sellers and customers are already conducting commerce, much of it using our online business tools, such as personalized web sites. This convergence of personal relationships, social media and relationship-based commerce is what gives us our unique blend of attributes for growth. As we scale up through additional acquisitions and organic growth, we expect these attributes will be magnified.

Our combined revenues have increased significantly as a result of the acquisitions we have made in the past 15 months. Our revenue increased by $84.0 million for the year ended December 31, 2013 as compared to our revenue for the year ended December 31, 2012 and our operating losses for the year ended December 31, 2013 increased by $4.5 million as compared to our operating losses for the year ended December 31, 2012. Our revenue was $24.6 million and $51.3 million for the three and six months ended June 30, 2014, respectively, as compared to our revenue of $20.6 million and $24.8 million for the three and six months ended June 30, 2013. Our operating losses for the three and six months ended June 30, 2014 increased by $0.8 million and $2.5 million as compared to our operating losses for the three and six months ended June 30, 2013. TLC represented the majority of our reported revenue in the first, second and third quarters of 2013. TLC, Agel and YIAH are currently our largest companies based on year-to-date revenue derived from each company. Collectively, TLC, Agel and YIAH represented over 90% of our reported revenue in 2013 and 2014.

We expect that our revenue will continue to increase as we continue to acquire companies and we continue to integrate the companies we have acquired with newly-acquired companies. We believe that our visibility in the direct selling industry increased during 2013, as news about us circulated through the industry and increasing numbers of people in the industry became more familiar with CVSL's strategy and progress. We also believe that this visibility has made us more attractive to potential acquisition targets. At the same time, however, the costs of growth through acquisition, such as legal costs and other due diligence-related costs, have been significant and have affected CVSL's profitability. In addition, conditions affecting each individual company have posed challenges to our company as a whole. We anticipate that our operating losses and net loss will decrease over time as we are able to implement certain operating and administrative efficiencies for the acquired companies as a whole.

Our results are impacted by economic, political, demographic and business trends and conditions in the United States as well as globally. A rise or fall in economic conditions, including such factors as inflation, economic confidence, recession and disposable income can affect the direct selling industry, as the independent sales representatives who comprise the sales forces of our various companies make decisions based, at times, on those economic factors. A weak economy historically has been favorable to micro-enterprise/direct selling companies, because in times of economic distress, increasing numbers of individuals look for ways to supplement or replace their income and becoming an independent sales representative can provide supplemental income. Similarly, when jobs are lost, many are forced to seek independent means of earning a living or supplementing family income. However, economic distress can reduce customers' disposable income, making it more difficult to convince a customer to buy a non-essential product or service from a direct seller and therefore negatively impacting our revenue.

Political changes in a stable country like the United States do not generally have much impact on a direct selling business, unless there are significant regulatory changes that make it more difficult for our companies to do business. Outside the United States, political instability can have a potential effect on our business in any particular country, if that country is a significant market for one of our companies. For example, Ukraine and Russia are markets for one of our companies, Agel. To date, the instability in those countries has not had a major impact on Agel's ability to do business; however, there can be no assurance that it will not have a negative impact in the future. As we grow, our presence in various international markets could be affected by instability in any of those markets. Even amid instability, consumers still tend to buy and sell products.

The largest demographic factor affecting our business is the aging of the population. As a sales force and customer base ages, in some cases their selling or buying power could decrease. Offsetting this is the fact that aging also allows more free time to carry on a part-time business, and aging consumers often make purchases for children and grandchildren. As a sales force ages, it is necessary to try to replace retiring members with younger recruits. We are attempting to do this by marketing more effectively to younger demographics, such as through the use of technology. The male/female demographic's effect on our business depends upon the company: some CVSL companies are predominantly male, others female.

Various business trends can affect our companies. For example, tightening of credit availability can affect our ability to raise capital for growth. In addition, tighter credit availability can impact customer disposable income, thus negatively impacting spending. The trend toward greater reliance on Internet technology requires us to continually keep our internal and external Internet-based tools in good order (financial management/web sites for sales forces, etc.). The trend toward greater speed and personalization in business (through social media) requires us to put more emphasis on communicating within our businesses through those methods.

The micro-enterprise sector also has the benefit of diversity, in the sense that it includes many different categories of products and services, spread across different demographics and across global markets. When one segment of our direct selling company weakens, it is likely that another will strengthen or remain unaffected as independent sales representatives move around and follow opportunities. We believe this diversification is a particular strength of ours, as we already have sales from seven different product categories and in multiple global markets. We expect that this diversification should enable us to take advantage of changing trends in the industry. Further acquisitions are expected to increase this diversification.

In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes in our targeted space. We do not plan to limit our acquisition opportunities to companies of any particular size, and we will periodically evaluate smaller companies in our targeted space, particularly companies that management believes are accretive or would otherwise add value to one or more of our businesses. We will consider companies that are currently profitable and that are looking to enhance their growth by leveraging the global foundation for growth we have built, as well as companies that can, in our opinion, be strengthened by improved strategic and tactical guidance. Companies that have experienced financial and operational difficulties are the best candidates to benefit almost immediately from cost reductions that our shared resources can provide. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of our network of networks.

Overview of Acquired Companies and Companies to be Acquired

Happenings Communications Group

On September 25, 2012, we acquired 100% of HCG as part of the Share Exchange Agreement. HCG publishes a monthly magazine, Happenings Magazine that highlights events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct selling businesses. Services HCG provides may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as an "in-house" resource for providing marketing and creative services to the direct selling companies that we have acquired and hope to acquire in the future.

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct selling business based in Newark, Ohio which sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as support centers for independent sales representatives. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting shares ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in CVSL acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the "Convertible Note"), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 32,500,000 shares of our common stock. At the time of the acquisition, TLC had $22.9 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional debt incurred as a result of the issuance of the notes to the Trust and TLC.

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Pty. Ltd., an Australian corporation, which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013. We acquired substantially all the assets of YIAH in exchange for total consideration of 4,512,975 shares of our common stock and the assumption of liabilities of $140,647 in connection with the acquisition.

Project Home (formerly conducting business under the name Tomboy Tools)

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct seller of a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 1,766,979 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition.

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc., a Delaware corporation which acquired substantially all of the assets of Agel Enterprises, LLC. Agel is a direct selling business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. Agel's products are sold in over 40 countries. Agel acquired substantially all the assets of Agel Enterprises, LLC in exchange for total consideration of 7,446,600 shares of our common stock (of which 572,549 shares were issued in January 2014), the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million and the assumption of $9.1 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional $1.7 million purchase money note.

Paperly

In December 2013, we formed Paperly, Inc., a Delaware corporation, which acquired substantially all of the assets of Paperly, a direct seller that allows its independent sales representatives to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 155,926 shares of our common stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The shares of our common stock for this acquisition were issued in 2014. We assumed liabilities of $110,022 in connection with the acquisition.

My Secret Kitchen Limited

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of MSK, an award-winning United Kingdom-based direct seller of a unique line of food products. We acquired substantially all the stock of MSK in exchange for total consideration of 317,804 shares of our common stock and payment of an earn-out of 5% of MSK's EBITDA from 2014 to 2016. The shares of our common stock for this acquisition were issued in January 2014. At the time of the acquisition, MSK had $168,515 in liabilities, which after the transaction were reflected in our financial statements.

Uppercase Living

In March 2014, we formed Uppercase Acquisition, Inc. a Delaware corporation which acquired substantially all the assets of Uppercase Living, a direct seller of customizable vinyl expressions for display on walls. Consideration consisted of 578,387 shares of our common stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that acquired the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or shares of our common stock at our discretion. The shares of common stock for this acquisition were issued in April and June 2014. We assumed liabilities of $471,445 in connection with the acquisition.

Golden Girls

During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls, a direct seller and purchaser of jewelry for cash. Upon the closing of the acquisition, we will acquire substantially all the assets of Golden Girls in exchange for shares of our common stock. As of the date of this filing, this transaction has not yet closed and there can be no assurance that it will close. We do not expect to assume any liabilities in connection with this acquisition.

Recent Developments

On July 31, 2014, TLC and CFI entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI and the aggregate purchase price was $15,800,000 ($4,400,000 of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

Concurrently with entering into the Sale Leaseback Agreement, we entered into the Master Lease Agreement with CFI. The Master Lease Agreement provides for a 15-year lease term and specifies the base quarterly rental for the real estate leased. The base quarterly rent in the first year is $551,772 and increases 3% annually each year thereafter. During the lease term, all of the costs, expenses and liabilities associated with the real estate are to be borne by us, and we are entitled to the unlimited use of the real estate. The Master Lease Agreement includes customary events of default, including non-payment by us of the quarterly rental or other charges due under the Master Lease Agreement. We used the proceeds from the sale of the real estate to pay off outstanding bank debt and intend to use the remaining proceeds for working capital purposes.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our substantial growth during 2013 results in significant challenges in the comparison of year over year results. As described above, we acquired TLC during the first quarter 2013, YIAH during the third quarter 2013, Project Home, AEI, MSK and Paperly during the fourth quarter of 2013 and Uppercase Living in the first quarter of 2014. As such, we caution that a comparative discussion of our results of operations for the three and six months ended June 30, 2014 and 2013, may not be meaningful on a quantitative or qualitative basis.

In addition, our consolidated financial statements for the six months ended June 30, 2013 reflect only partial-quarter revenue for TLC (net sales of $17,989,580 for the period beginning March 19, 2013 through June 30, 2013, which was the acquisition date of TLC) and no revenue for any other companies we acquired in 2013, as they were all acquired after June 30, 2013.

During the three and six months ended June 30, 2014, our gross sales were $24.6 million and $51.3 million, respectively, as compared to $20.6 million and $24.8 million for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, TLC, Agel and YIAH collectively represented over 90% of the reported revenue.

Operating Losses

Our operating losses were $4.1 million and $6.8 million for the three and six months ended June 30, 2014, respectively, as compared to $3.3 million and $4.3 for the three and six months ended June 30, 2013, respectively. The increase in operating losses was the result of the six acquisitions completed in 2013.

Operating Expenses

Commissions and Incentives

Commissions and incentives represent costs to compensate and incentivize members of our independent sales force. These expenses may include costs for certain corporate sponsored events that contain qualification requirements in order for individuals to attend. During the three and six months ended June 30, 2014, we incurred approximately $6.0 million and $13.0 million in commissions and incentives costs, respectively, as compared to $2.7 million and $3.2 million for the three and six months ended June 30, 2013, respectively. The increase is primarily due to increased commissions paid as a result of the numerous companies that we acquired.

Selling, General and Administrative

Our selling, general and administrative costs were $11.7 million and $21.5 million for the three and six months ended June 30, 2014, respectively, as compared to $8.1 million and $10.5 million for the three and six months ended June 30, 2013. The increase is primarily the result of the addition of various administrative departments at each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional and legal fees associated with the acquisitions and the pursuit of potential acquisitions. Included in selling, general and administrative expenses are fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. For the three and six months ended June 30, 2014, we recorded $0.5 million and $1.0 million in reimbursement expenses, respectively, as compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

Loss on Marketable Securities

Our loss on marketable securities for the three and six months ended June 30, 2014 totaled $58 thousand and $0.6 million, respectively. We did not have any investments for the three and six months ended June 30, 2013.

Non-controlling Interest

Non-controlling interest was a net loss of $1.0 million and $1.7 million for three and six months ended June 30, 2014, respectively, as compared to $0.8 million and $0.8 million for the three and six months ended June 30, 2013, respectively. The increase is primarily the result of losses generated at TLC. Additionally, the six months ended June 30, 2013 only included TLC results for the period beginning March 19, 2013 through June 30, 2013, which was the acquisition date of TLC.

Liquidity and Capital Resources

See footnote (6), Long-term debt and other financing arrangements, included in the unaudited consolidated financial statements included in this report for additional information.

The table below reflects our highly liquid assets:

	June 30, 2014	December 31, 2013
Cash	$4,176,351	$3,876,708
Marketable Securities	5,223,472	11,830,252
Accounts Receivable, net	777,871	780,237

Total	$10,177,694	$16,487,197

At June 30, 2014 we had cash and marketable securities of $9.4 million. In December 2012, we received $20.0 million in proceeds from the sale of a convertible note to RCP V which provided working capital for our current operations and smaller acquisitions. Our investments in marketable securities enable us to also provide needed liquidity for acquisitions, debt service and operating expenses.

Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. We plan to continue acquiring additional businesses engaged in direct selling and intend to fund such acquisitions primarily by issuing shares of our common stock as consideration for any such acquisition. To the extent that cash will need to be paid as some portion of the acquisition consideration, we expect, to the extent necessary, to use our cash on hand and if necessary to raise cash through debt and/or equity financing. We expect to fund any large acquisitions from a combination of the proceeds of our planned issuance of equity securities and other potential public or private offerings of equity or debt financing. We believe that additional debt or equity financing will be available to us based on the assets and financials of the acquisition candidate and based on management's experience with respect to debt financing and equity financing. We expect to be able to raise capital from lenders and equity investors who will understand our direct selling acquisition strategy, but there is no assurance that we will be able to raise the capital.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2014 was $5.0 million, as compared to net cash used in operating activities of $0.4 million for the six months ended June 30, 2013. Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash provided by investing activities for the six months ended June 30, 2014 was $7.4 million, as compared to $84 thousand for the six months ended June 30, 2013. Net cash provided by investing activities was the result of $6.2 million in sales of marketable securities in addition to $1.8 million associated with TLC's sale of a building in the ECO Business Park in Frazeysburg, Ohio and three properties in Dresden, Ohio. The cash inflows were offset by $0.6 million in capital expenditures primarily associated with our information technology implementation.

Net cash used in financing activities was $2.6 million for the six months ended June 20, 2014 as we paid down $1.9 million on our lines of credit and paid $0.8 million in debt primarily related to the payoff of the term loan with Key Bank. During the six months ended June 30, 2013, we used $0.2 million, primarily to related to long-term debt payments.

The Company's long-term borrowing consisted of the following:

Description	Interest rate	June 30, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$21,281,097	$20,881,096
Promissory Note—payable to former shareholder of TLC	2.63%	3,555,293	3,734,695
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,496,996	1,649,880
Promissory Note—payable to Tamala L. Longaberger	10.00%	42,000	—
Term loan—KeyBank		—	427,481
Other, equipment notes		30,244	30,244

Total debt		26,405,630	26,723,396
Less current maturities		711,398	1,128,674

Long-term debt		$25,694,232	$25,594,722

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), CVSL signed, closed, and received, as the maker, $20,000,000 in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20,000,000 (the "Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the "Purchase Agreement"). The Note is (i) an unsecured obligation of CVSL and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by CVSL. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at CVSL's option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

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

On June 12, 2014, CVSL and RCP V entered into a Second Amendment to Convertible Subordinated Unsecured Promissory Note (the "Second Amendment"), which amends the Note. The Second Amendment amends the Note to extend the date of mandatory conversion of the Note. As amended by the Second Amendment, the original principal amount of, and all accrued interest under, the Note is convertible mandatorily into shares of the Company's common stock (subject to a maximum of 64,000,000 shares being issued) within ten days after June 12, 2015, or such earlier time as may be mutually agreed upon by the Company and Richmont. All other terms and conditions of the Note remain unchanged and in effect.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of CVSL, is a limited partner of RCP V. John Rochon, Jr. is a director of CVSL and the son of John P. Rochon, CVSL's Chairman, President, and Chief Executive Officer.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, CVSL issued a $4,000,000 Promissory Note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, CVSL issued a $1,700,000 Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI's acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6,500,000 term loan from Key Bank. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan.

Promissory Note—payable to Tamala L. Longaberger

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10% per annum and matures on June 27, 2015. The company's failure to attain certain milestones, including specified operational cost-savings, are considered a default under the note as is a default under other loan, security or similar agreements of TLC if the default materially affects any of TLC's property, or ability to repay the note or perform its obligations under the note or any related document. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

Lines of Credit

Key Bank

TLC had a line of credit agreement through October 23, 2015. Under the agreement, TLC had available borrowings up to $12,000,000, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest at June 30, 2014 and December 31, 2013 was 3.94% and 3.94%, respectively. The balance was $6,633,250 and $8,067,573 on June 30, 2014 and December 31, 2013, respectively. The line of credit was collateralized by substantially all assets of TLC. TLC was subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC was not in compliance with the fixed charge covenant for the period ended June 30, 2014. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with all other the financial covenants at June 30, 2014. The loan is included in the lines of credit on our consolidated balance sheets.

On July 31, 2014, TLC has repaid in full all remaining line of credit amounts with proceeds from a Sale Leaseback transaction, as described in Subsequent Events in footnote (14) to the unaudited consolidated financial statements.

 UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. The interest rate at June 30, 2014 and December 31, 2013 was 1.65% and 1.67%, respectively. The outstanding balance was $1,174,174 and $1,663,534 on June 30, 2014 and December 31, 2013, respectively. The loan is included in the lines of credit on our consolidated balance sheets.

Outstanding Warrants

On May 6, 2014, CVSL issued warrants to purchase up to 250,000 and 125,000 shares of its Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $0.55 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

Contractual Obligations

As a smaller reporting company, we are not required to disclose contractual obligations.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes, and long-lived assets, have the greatest impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in Items 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014.

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

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 1A. "Risk Factors" included in this Form 10-Q. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to "CVSL," "we," "us," "our," and refer to CVSL Inc. and its subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report: One of the subsidiaries acquired during 2013, TLC, failed to employ a sufficient number of staff in its finance and accounting department to maintain an optimal segregation of duties and to provide optimal levels of oversight. In addition, the accounting system being used was outdated.

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

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI's acquisition of the assets of Agel Enterprises LLC ("Agel"), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008-2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI has recently filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Initially, Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending their position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI's European operations. If the appeal is successful, the payments made to date will be refunded to us. As of June 30, 2014 AEI maintained a liability of $0.6 million in accrued liabilities for this disputed amount, which is reflected in CVSL's 2013 consolidated financial statements.

Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation

Item 1A.    Risk Factors

The following information updates and should be read in conjunction with the information previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K. Below we present the risk factors which reflect our modification and enhancements.

RISK FACTORS

Risks Relating To Our Business

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $(19,767,575) as of June 30, 2014 and $(13,085,777) as of December 31, 2013 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

Because we have recently acquired a large number of businesses, it is difficult to predict if we will continue to generate our current level of revenue.

Prior to March 2013, our primary business was publishing a monthly magazine, Happenings Magazine, and prior to September 2012, we were engaged in the development and commercialization of medical devices. During 2013 and in the first quarter of 2014, we completed seven business acquisitions, changing our business focus away from that of the publishing business and medical devices business towards the direct selling business. It is too early to predict whether consumers will accept, and continue to use, on a regular basis, the products generated by the companies we acquired in these recent acquisitions or the direct selling companies we hope to acquire in the future. We have had a very limited operating history as a combined entity and the impact of our recent acquisitions is difficult to assess. Therefore, our ability to sustain our current revenue is uncertain and there can be no assurance that we will continue to be able to generate significant revenue or be profitable.

We rely upon our existing cash balances and cash flow from operations to fund our business and if our cash flow from operations is inadequate, we will need to raise money through a debt or equity financing, if available, or curtail operations.

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

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on February 14, 2023 and October 22, 2018 in the principal amounts of $4.0 million and $1.7 million, respectively. In addition, we have three term notes that total $1 million and we are obligated to repay the principal amount and accrued interest with respect to such notes by July 2015. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of June 30, 2014, we had $5,223,472 in marketable securities, invested primarily in a diversified portfolio of corporate and government bonds. At June 30, 2014 we did not have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the three and six months ended June 30, 2014, our loss on marketable securities was $58,289 and $0.6 million, respectively. At December 31, 2013, the fair market value of equity securities totaled $1,390,355 and the fair market value of the fixed income securities totaled $10,439,897. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

Our business is difficult to evaluate because we have recently expanded, and intend to continue to expand, our product offerings and customer base.

Although our business has grown rapidly, we are still in the early stages of the implementation of our primary growth strategy, which is to increase our acquisitions of, and our number of strategic transactions with, other direct selling companies, and potentially companies engaged in other direct selling related businesses. As such, it may be difficult for investors to analyze our results of operation, to identify historical trends or even to make quarter-to-quarter comparisons because we have operated many of these newly-acquired businesses for a relatively limited time and intend to continue to expand our product offerings. Our growth strategy, as well as each business we acquire, is subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our growth strategy.

There can be no assurance that we will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. Our failure to successfully identify suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price as our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. We are continually evaluating acquisition opportunities available to us that we believe will fit our acquisition strategy, namely companies that can increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities.

We may seek to finance acquisitions or develop strategic relationships which may dilute the interests of our shareholders.

The financing for future acquisitions could dilute the interests of our shareholders, result in an increase in our indebtedness, or both. In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons, including:

  •
  interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

  •
  any issuance of securities in connection with an acquisition or other strategic transaction which dilutes the current holders of our common stock.

We may be unable to successfully integrate the businesses we have recently acquired and may acquire in the future with our current management and structure.

Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

  •
  assimilating the acquired business' operations products and personnel with our existing operations, products and personnel;

  •
  estimating the capital, personnel and equipment required for the acquired businesses based on the historical experience of management with the businesses they are familiar with;

  •
  minimizing potential adverse effects on existing business relationships with other suppliers and customers;

  •
  successfully developing and marketing the new products and services;

  •
  entering markets in which we have limited or no prior experience; and

  •
  coordinating our efforts throughout various distant localities and time zones, such as Italy and Australia currently.

The diversion of management's attention and costs associated with acquisitions may have a negative impact on our business.

If management's attention is diverted from the management of our existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, cash flow, financial condition and results of operations of our existing businesses may suffer. We also may incur unanticipated costs in connection with pursuing acquisitions and strategic transactions.

Acquisitions may subject us to additional unknown risks which may affect our customer retention and cause a reduction in our revenues.

In completing prior acquisitions and any future acquisition, we have and will rely upon the representations and warranties and indemnities made by the sellers with respect to each such acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay the debt obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

We may have difficulty managing future growth.

Since we commenced operations in the direct selling business, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage additional employees, as well as attract new management, sales, finance and accounting, international, technical, and other professionals in order to oversee our expanded operations. Any failure to expand our workforce and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

The beneficial ownership of a significant percentage of our common stock gives John Rochon effective control of us, and limits the influence of other shareholders on important policy and management issues.

John P. Rochon, as our Chief Executive Officer and Chairman of our Board, and through his control of Rochon Capital, controls our Company and important matters relating to us. As a result of his positions with the Company and his voting control of our company, John P. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. John P. Rochon's control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon's ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our Company. In connection with the Share Exchange Agreement pursuant to which we acquired HCG, Rochon Capital acquired and has the right to receive an additional 504,813,514 shares of our common stock upon its request, the timing of which is in Rochon Capital's sole discretion. In addition, Richmont Capital Partners V LP, an entity controlled by John Rochon, Jr., was issued a convertible note that converts into 64,000,000 shares of our common stock on or about June 22, 2015. If the additional 504,813,514 and 64,000,000 shares are issued, John P. Rochon together with John Rochon, Jr. will control approximately 86% of our outstanding shares of common stock.

The issuance of the shares of our common stock in accordance with the Share Exchange Agreement and the conversion of any of our Convertible Notes into common shares will have a dilutive effect that could cause the share price of our common stock to decline.

Following the issuance of the Second Tranche Stock and conversion of the convertible note described above, the number of outstanding shares of our common stock will increase to in excess of 1,000,000,000, with approximately 4,000,000,000 shares of our common stock available for issuance and John P. Rochon together with John Rochon, Jr. will beneficially own approximately 86% of our outstanding shares of common stock. When the Second Tranche Stock is issued and the convertible note is converted into common stock, our existing shareholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

We depend heavily on John P. Rochon, and we may be unable to find a suitable replacement for Mr. Rochon if we were to lose his services.

We are heavily dependent upon John P. Rochon, our Chief Executive Officer and Chairman of our Board. The loss or unavailability of Mr. Rochon could have a material adverse effect on our prospects, business activities, cash flow, financial condition, results from operations and stock price.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services as we do not have the internal capabilities to provide such services, and many of our employees are also employees of such affiliated entities.

During the fourth quarter of 2013, we renewed a reimbursement of services agreement for a minimum of one year with Richmont Holdings, Inc. ("Richmont Holdings"), a private investment and business management company owned 100% by John Rochon, pursuant to which Richmont Holdings provides administrative services to us. CVSL has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for a portion of its expenses incurred by us in connection with our use of its office space, access to its office equipment, access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-selling companies. Although we have begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct selling acquisition candidates, we have generally relied upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary infrastructure on our own without the assistance of these affiliated entities.

Each of our subsidiaries is dependent on its key personnel.

The loss of the key executive officers of any of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by CVSL's senior management, each subsidiary is primarily dependent upon its founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. For example, TLC is particularly dependent upon Tami Longaberger as the face of the Longaberger brand and her close interaction with the sales field. Agel is particularly dependent upon its Co-Chief Executive Officers, Jeff Higginson and Jeremiah Bradley, who represent the Agel brand to their sales force and likewise YIAH is dependent upon Colleen Walters, its Chief Executive Officer and founder. The loss of any of these individuals could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of each of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

We experience a high level of competition for qualified representatives in the direct selling industry and the loss of key high-level independent sales representatives could negatively impact our growth and our revenue.

As of June 30, 2014, we had over 40,000 active independent sales representatives, of which more than 600 were at the highest level under our various compensation plans. These independent sales leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales representative or a group of leading representatives could negatively impact our growth and our revenue.

In the direct selling industry, sales are made to the ultimate consumer principally through independent sales representatives. Generally, there can be a high rate of turnover among a direct selling company's independent sales representatives. Our independent sales representatives may terminate their service at any time.

Our ability to remain competitive and maintain and expand our business depends, in significant part, on the success of our subsidiaries in recruiting, retaining, and incentivizing their independent sales representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct selling model. We cannot ensure that our strategies for soliciting and retaining the representatives of our subsidiaries or any direct selling company we acquire in the future will be successful, and if they are not, our prospects, business activities, cash flow, financial condition, results of operations and stock price could be harmed.

Several factors affect our ability to attract and retain independent sales representatives, including:

  •
  on-going motivation of our independent sales representatives;

  •
  general economic conditions;

  •
  significant changes in the amount of commissions paid;

  •
  public perception and acceptance of the industry, our business and our products;

  •
  our ability to provide proprietary quality-driven products that the market demands; and

  •
  competition in recruiting and retaining an independent sales representatives.

Changes to our compensation arrangements could be viewed negatively by some independent sales representatives and could cause failure to achieve desired long-term results and increases in commissions paid could have a negative impact on profitability.

The payment of commissions and incentives, including bonuses and prizes, is one of our most significant expenses. We closely monitor the amount of the commissions and incentives we pay as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs.

We modify components of our compensation plans from time to time in an attempt to remain competitive and attractive to existing and potential independent sales representatives including modifications to:

  •
  address changing market dynamics;

  •
  provide incentives to independent sales representatives that are intended to help grow our business;

  •
  conform to local regulations; and

  •
  address other business needs.

Because of the size of our sales force and the complexity of our compensation plans, it is difficult to predict how independent sales representatives will view such changes and whether such changes will achieve their desired results. Furthermore, any downward adjustments to commissions and incentives may make it difficult to attract and retain our independent sales representatives or cause us to lose some of our existing independent sales representatives. There can be no assurance that changes to our compensation plans will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings.

Our business operates in an industry with intense competition.

Our business operates in an industry with numerous manufacturers, distributors and retailers of consumer goods. The market for our products is intensely competitive. Many of our competitors, such as Avon Products Inc., Tupperware Brands Corp. and others are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our independent sales representatives to market and sell our products through direct marketing techniques. Our ability to compete with other direct marketing companies depends greatly on our ability to attract and retain qualified independent sales representatives. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors' products and other competing products that enter the market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

We and our subsidiaries generally conduct business in one channel.

Our principal business segment is conducted worldwide in one channel, the direct selling channel. Products and services of direct selling companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence, all of which are beyond our control. Our subsidiaries may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

Changes in consumer purchasing habits, including reducing purchases of a direct selling company's products, or reducing purchases from representatives or buying products in channels other than direct selling, such as retail, could reduce our sales, impact our ability to execute our business strategy or have a material adverse effect on our prospects, business activities, cash flow, financial condition, and results of operations.

Direct selling companies are subject to numerous laws.

The direct selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission (the "FTC") and various state agencies in the United States, as well as regulations regarding direct selling activities in foreign markets. Laws specifically applicable to direct selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as "pyramid" or "chain sales" scheme laws. These "anti-pyramid" laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct selling programs involve a high level of subjectivity and are subject to judicial interpretation. We and our subsidiaries are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct selling company that we own or we acquire in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. We are aware of pending judicial actions and investigations against other companies in the direct selling industry. Adverse decisions in these cases could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling. The implementation of such regulations may be influenced by public attention directed toward a direct selling company, its products or its direct selling program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict our business model, our prospects, business activities, cash flows, financial condition and results of operations may be materially adversely affected.

We are subject to numerous government regulations.

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the "FDA"), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorney Generals and other state regulatory agencies in the United States, and similar government agencies in each market in which we operate. Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for spices, dietary supplements or skin care products that we offer, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on skin care products and dietary supplements, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies.

As a U.S. entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

The failure of the representatives of our subsidiaries to comply with laws, regulations and court decisions creates potential exposure for regulatory action or lawsuits against us.

Because the representatives that market and sell our products and services are independent contractors, and not employees, we and our subsidiaries have limited control over their actions. In the United States, the direct selling industry and regulatory authorities have generally relied on the implementation of a company's rules and policies governing its direct sellers, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct selling plans and unlawful pyramid schemes, to compel compliance with applicable laws. We maintain formal compliance measures to identify specific complaints against our representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives our subsidiaries have, it is not feasible for our subsidiaries to monitor the representatives' day-to-day business activities. We and our subsidiaries must maintain the "independent contractor" status of our representatives and, therefore, have limited control over their business activities. As a result, we cannot insure that our representatives will comply with all applicable rules and regulations, domestically or globally. Violations by our representatives of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our prospects, business activities, cash flow, financial condition and results of operations, including our business reputation, and could subject us to fines and penalties. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our representatives.

Although the physical labeling of our products is not within the control of our representatives, our representatives must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Our foods, nutritional supplements and skin care products are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made about our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent sales representatives and attempt to monitor our sales representatives' marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our independent sales representatives fail to comply with these restrictions, then we and our independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent sales representatives in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent sales representatives.

Our operations could be harmed if we are found not to be in compliance with Good Manufacturing Practices.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping. The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to our cosmetic products which contains many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies could harm our prospects, business activities, cash flow, financial condition and results of operations.

Our number of representatives and the results of our operations may be affected significantly by the public's perception of our subsidiaries and of similar companies. This perception is dependent upon opinions concerning:

  •
  the safety and quality of our products, components and ingredients, as applicable;

  •
  the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies' representatives;

  •
  our marketing program; and

  •
  the business of direct selling generally.

Adverse publicity concerning any actual or purported failure of our subsidiaries or of their representatives to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect the ability to attract, motivate and retain representatives, which would negatively impact our ability to generate revenue.

If we are unable to develop and introduce new products that gain acceptance from our customers and representatives, our business could be harmed.

Our continued success depends on our ability to anticipate, gauge, and react in a timely and effective manner to changes in consumer spending patterns and preferences. We must continually work to discover and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. A critical component of our business is our ability to develop new products that create enthusiasm among our independent sales representatives and ultimate customers. If we are unable to introduce new products, our independent sales representatives' productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

A general economic downturn, a recession globally or in one or more of our geographic regions or other challenges may adversely affect our business and our access to liquidity and capital.

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business and our access to liquidity and capital. We could experience a decline in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital and maintain credit lines and offshore cash balances.

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We could face continued economic challenges in fiscal 2014 if customers continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit or sharply falling home prices, among other things.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Some of the nutritional supplements we offer are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Other nutritional supplements we offer contain innovative ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have not performed or sponsored any clinical studies. Furthermore, because we are highly dependent on consumers' perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that these products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers' use or misuse of our products or similar products of our competitors.

We frequently rely on outside suppliers and manufacturers, and if those suppliers and manufactures fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

We depend on outside suppliers for raw materials and finished goods. We also may use outside manufacturers to make all or part of our products. Our profit margins and timely product delivery may be dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. We do not believe we are materially dependent on any single supplier for raw materials or finished goods, with the exception of Innovative FlexPak, LLC, which produces substantially all of Agel's finished goods. We believe that there are other suppliers who could produce these products for Agel, if necessary; however, transitioning to other suppliers could result in delays or additional expense. In order to mitigate this risk, Agel has developed relationships with two additional suppliers and has begun diversifying the source of its finished goods. In the event we were to lose any significant suppliers and experience delays in identifying or transitioning to alternative suppliers, we could experience product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials or finished goods in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. Our ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of our outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

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

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability.

A failure of our information technology systems would harm our business.

Our IT systems are vulnerable to a variety of potential risks, including damage or interruption resulting from natural disasters, telecommunication failures, and human error or intentional acts of sabotage vandalism, break-ins and similar acts. Although we have adopted and implemented a business continuity and disaster recovery plan, which includes routine back-up, off-site archiving and storage, and certain redundancies, the occurrence of any of these events could result in costly interruptions or failures adversely affecting our business and the results of our operations.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including those of several large companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our customers' proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

  •
  the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

  •
  the lack of well-established or reliable legal systems in certain areas where we operate;

  •
  the presence of high inflation in the economies of international markets in which we operate;

  •
  the possibility that a government authority might impose legal, tax or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets;

  •
  the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and

  •
  the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

Currency exchange rate fluctuations could reduce our overall profits.

In 2013, we recognized 16% of net sales in markets outside of the United States. This percentage will likely increase in 2014 when we include a full year of results from our international acquisitions. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

We may own, obtain or license intellectual property material to our business, and our ability to compete may be adversely affected by the loss of rights to use that intellectual property.

The market for our products may depend significantly upon the value associated with product innovations and our brand equity. Many direct sellers own, obtain or license material patents and trademarks used in connection with the marketing and distribution of their products. Those companies must expend time and resources in developing their intellectual property and pursuing any infringers of that intellectual property. The laws of certain foreign countries may not protect a company's intellectual property rights to the same extent as the laws of the United States. The costs required to protect a company's patents and trademarks may be substantial.

Challenges by private parties to the direct selling system could harm our business.

Direct selling companies have historically been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions, including lawsuits claiming the operation of illegal pyramid schemes that reward recruiting over sales. We can provide no assurance that we would not be harmed if any such actions were brought against any of our current subsidiaries or any other direct selling company we may acquire in the future.

As a direct selling company, we may face product liability claims and could incur damages and expenses, which could affect our prospects, business activities, cash flow, financial condition and results of operations.

As a direct selling company we may face financial liability from product liability claims if the use of our products results in significant loss or injury. A substantial product liability claim could exceed the amount of our insurance coverage or could be excluded under the terms of our existing insurance policy, which could adversely affect our prospects, business activities, cash flow, financial condition and results of operations.

Selling products for human consumption such as nutritional supplements and spices as well as the sale of skin care products involve a number of risks. We may need to recall some of our products if they become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

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

We permit the limited use of our trademarks by our representatives to assist them in the marketing of our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our independent sales representatives, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur, it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

Our business is subject to intellectual property risks.

Many of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent sales representatives, suppliers, directors, officers and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful, nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations or cash flows.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our stated growth strategy is to acquire companies, some of which may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has. However, in many cases, especially in the case of private companies we acquire, the financial systems that are in place may not be as robust as needed. We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our financial statements for the year ended December 31, 2013. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in the internal controls of TLC, which was acquired during 2013 and which failed to employ a sufficient number of staff in its finance and accounting department to maintain optimal segregation of duties and to provide optimal levels of oversight. This lack of personnel was acute during our 2013 audit which resulted in certain audit adjustments.

We have taken actions that we believe will substantially remediate the material weaknesses identified above. In response to the identification of these material weaknesses, we: (1) have appointed a controller for all CVSL subsidiaries as well as the parent company; (2) hired additional staff at TLC; (3) arranged for key managers and accounting personnel to work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee; (4) evaluated control procedures and where possible modified those control procedures to improve oversight; and (5) purchased and begun implementation of a new global ERP system which will provide accounting for all of our current and future subsidiaries. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

We may be held responsible for certain taxes or assessments relating to the activities of our independent sales representatives, which could harm our financial condition and operating results.

Our independent sales representatives are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our representatives. In the event that local laws and regulations require us to treat our independent sales representatives as employees, or if our representatives are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

A majority of our directors will not be required to be "independent" and several of our directors and officers have other business interests.

We are not currently listed on a national securities exchange or an inter-dealer quotation system that requires a majority of our directors to be independent. In the event our common stock is approved for listing on the NYSE MKT, we will qualify as a "controlled company" because Mr. Rochon, through his control of Rochon Capital, will continue to hold in excess of 50% of our voting securities. As a controlled company, we will qualify for certain exemptions to the NYSE MKT listing requirements, including the requirement that a majority of our directors be independent, and the requirements to have a compensation committee and a nominating/corporate governance committee, each composed of entirely independent directors. Although a majority of our directors are currently "independent" under the NYSE MKT independence standards and our compensation committee and nominating and corporate governance committee are currently composed of only independent directors, this may not always be the case. If at any point in the future, a majority of our directors are not independent, this lack of "independence" may interfere with our directors' judgment in carrying out their responsibilities as directors.

Several of our directors have other business interests, including Mr. Rochon, who controls Richmont Holdings. Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon and several of our other directors serve on the boards of directors of several other companies and, as a result of their business experience, may be asked to serve on the boards of other companies. We may compete with these other business interests for such directors' time and efforts.

CVSL officers are currently working for us on a part-time basis and also work for Richmont Holdings or its affiliated entities. These part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their responsibilities at other jobs.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our common stock.

We will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. Although we believe these charges would be non-cash in nature and would not affect our operations or cash flow, these charges would adversely affect shareholders' equity and reported results of operations in the period charged.

Risks Related to our Securities

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date there has been a limited trading market for our common stock on the OTC Markets OTCQX. We cannot predict how liquid the market for our common stock may become. We have applied for listing of our common stock on the NYSE MKT and believe such a listing would be beneficial to us and our shareholders. We currently do not satisfy the initial listing standards of any exchange, and we cannot assure investors that we will be able to satisfy the listing standards of the NYSE MKT, or that our common stock will be accepted for listing on such exchange. Should we fail to satisfy the initial listing requirements of the NYSE MKT, or if our common stock is otherwise rejected for listing and remains listed on the OTC Markets OTCQX, the trading price of our common stock could be subject to increased volatility and the trading market for our common stock may be less liquid. A lack of an active market may impair investors' ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration.

For companies whose securities are traded in the OTC Markets OTCQX, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies) and to obtain needed capital.

The NYSE MKT may not list our securities for quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Although we expect to meet, on a pro forma basis, the NYSE MKT's minimum initial listing standards, which generally mandate that we meet certain requirements relating to shareholders' equity, market capitalization, aggregate market value of publicly held shares and distribution requirements and minimum share price, we cannot assure you that we will be able to meet those initial listing requirements. If the NYSE MKT does not list our securities for trading on its exchange, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  reduced liquidity with respect to our securities;

  •
  a determination that our shares of common stock are "penny stock" which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

  •
  a limited amount of news and analyst coverage for our company; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities."

Because we expect that our common stock will be listed on the NYSE MKT, our common stock will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we are not listed on the NYSE MKT or another national securities exchange, then our common stock would not be considered covered securities and we would be subject to regulation in each state in which we offer our securities.

Our failure to meet the continued listing requirements of the NYSE MKT could result in a de-listing of our common stock.

If after listing we fail to satisfy the continued listing requirements of the NYSE MKT, such as the corporate governance requirements or the minimum stockholder's equity requirement, the NYSE MKT may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our shareholders' ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NYSE MKT's listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

There is no assurance of an established public trading market and our limited trading market may cause volatility in our share price.

The OTCQX, where our common stock is currently quoted, is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NYSE MKT. Our stock is thinly traded due to the limited number of shares available for trading on the OTCQX market thus causing large swings in price. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original purchase price or at any price. If an active market for our stock develops and continues, our stock price may nevertheless be volatile. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our shareholders could suffer losses or be unable to liquidate their holdings. Although we have applied for listing of our common stock on the NYSE MKT, no assurance can be given that our application will be approved, or that, if the application is approved, the price of our common stock will become less volatile.

Market prices for our common stock will be influenced by a number of factors, including:

  •
  the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

  •
  the introduction of new products or services by us or our competitors;

  •
  the acquisition of new direct selling businesses;

  •
  changes in interest rates;

  •
  significant dilution caused by the anti-dilutive clauses in our financial agreements;

  •
  competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  variations in quarterly operating results;

  •
  change in financial estimates by securities analysts;

  •
  a limited amount of news and analyst coverage for our company;

  •
  the depth and liquidity of the market for our shares of common stock;

  •
  sales of large blocks of our common stock, including sales by Rochon Capital, any executive officers or directors appointed in the future, or by other significant shareholders;

  •
  investor perceptions of our company and the direct selling segment generally; and

  •
  general economic and other national and international conditions.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. If no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

It is not uncommon for securities class action litigation to be brought against a company following periods of volatility in the market price of such company's securities. Companies in certain industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Our common stock has experienced substantial price volatility in the past. This may be a result of, among other things, variations in our results of operations and announcements by us and our competitors, as well as general economic conditions. Our stock price may continue to experience substantial volatility. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

We are obligated to issue additional securities in the future, which will reduce investors' ownership percentage in our outstanding securities and will dilute our share value.

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 5,000,000,000 shares of common stock. Following the issuance of the Second Tranche Stock and the 64,000,000 shares of our common stock upon conversion of the convertible note, the number of outstanding shares of our common stock will increase to in excess of 1,000,000,000, with approximately 4,000,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

We have not paid and do not anticipate paying any dividends on our common stock.

We have not paid any dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of our businesses, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business strategy. Our shareholders will not realize a return on their investment in us unless and until they sell shares after the trading price of our common stock appreciates from the price at which a shareholder purchased shares of our common stock. As an investor, you should consider that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in our company.

Complying with federal securities laws as a publicly traded company is expensive. Any deficiencies in our financial reporting or internal controls could adversely affect our financial condition, ability to issue our shares in acquisitions and the trading price of our common stock.

Companies trading on the OTCQX, such as our company, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges. We file quarterly and annual reports containing our financial statements with the SEC. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to timely file our periodic reports with the SEC could harm our reputation, reduce the trading price of our common stock, result in removal from the over-the-counter markets and cause sanctions or other actions to be taken by the SEC against us. A failure to timely file our periodic reports with the SEC could cause additional harm, such as a default under an indenture or loan covenant that we may enter into from time to time. We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws.

Our articles of incorporation, bylaws and Florida law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, bylaws and Florida law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board without further action by shareholders. The terms of any series of preferred stock may include preferential voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our articles of incorporation, bylaws and Florida law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a shareholder might consider favorable. Such provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. In particular, the articles of incorporation, bylaws and Florida law, as applicable, among other things, provide the Board with the ability to alter the bylaws without shareholder approval, and provide that vacancies on the Board may be filled by a majority of directors in office, although less than a quorum.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2014, we issued 106,315 shares of common stock to a director as director compensation and an aggregate of 105,262 shares of restricted common stock to two directors for which restrictions lapse on July 8, 2015. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On July 2, 2014, we issued a warrant exercisable for 1,000,000 shares of our common stock at an exercise price of $0.64 per share. The warrant is exercisable for a term of one year from its issuance date; provided, however, that the term will be extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On June 5, 2014, pursuant to the acquisition of the assets of Uppercase Living, LLC, CVSL issued 323,897 shares of Common Stock to UL SLC, LLC, which shares have not yet been released and are being held in escrow subject to certain closing conditions. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities represented that they were "accredited investors" under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On May 6, 2014, we issued warrants exercisable for an aggregate of 375,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are exercisable for a term of one year from their issuance date; provided, however, that the term will be extended for an additional year if on May 5, 2014 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
4.1
Lockup Agreement between International Equities Group and Computer Vision Systems Laboratories dated February 15, 2013 (incorporated by reference to 99.10 to Schedule 13D/A (File No. 005-85515) filed with the Commission on February 19, 2013).
4.2
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed April 12, 2013).

Exhibit No.	Description of Exhibit
4.3	Irrevocable Proxy between Computer Vision Systems Laboratories and Rochon Capital Partners Ltd. (incorporated by reference to Exhibit 99.12 to Schedule 13-D/A (File No. 005-85515) filed with the Commission on June 27, 2013).
4.4	Director Smart Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed with the Commission on July 24, 2013).
4.5	Form of Warrant issued in May 2014 (incorporated by reference to Exhibit 4.10 to Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
4.6	Form of Warrant issued in July 2014 (incorporated by reference to Exhibit 4.11 to Form S-1/A (File No. 333-196155) filed with the Commission on July 15, 2014).
4.7
Second Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 12, 2014, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 16, 2014).
4.8
Promissory note dated July 11, 2014 between Agel Enterprises, Inc. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
9.1
Voting Agreement by and among Tamala L. Longaberger Revocable Trust, Rochon Capital Partners Ltd, Computer Vision Systems Laboratories Corp. dated March 18, 2013 (incorporated by reference to Exhibit 99.11 to Schedule 13D/A (File No. 005-85515) filed with the Commission on June 27, 2013).
10.1
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on April 12, 2013).
10.2
Equity Contribution Agreement, dated as of November 11, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.).
10.3
Satisfaction of Obligation dated December 3, 2013 between CVSL, Rochon Capital Partners Ltd. and International Equities Group, Inc. (incorporated by reference to Exhibit 14 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.).
10.4
Equity Contribution Agreement, dated as of May 1, 2014, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 99.13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on May 7, 2014 by Rochon Capital Partners, Ltd.).
10.5
Credit and Security Agreement dated October 23, 2012 among Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.15 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.6
First Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.16 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).

Exhibit No.	Description of Exhibit
10.7	Second Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.17 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.8
Third Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.18 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.9
Fourth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.19 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.10
Fifth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.11
Restricted Stock Agreement between CVSL Inc. and Roy Damary dated July 9, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
10.12
Restricted Stock Agreement between CVSL Inc. and Bernard Ivaldi dated July 9, 2014 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
10.13
Agreement for Purchase and Sale dated as of July 31, 2014 between The Longaberger Company and CFI NNN Raiders, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*
Filed herewith

**
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

CVSL Inc.
By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: August 14, 2014

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
4.1
Lockup Agreement between International Equities Group and Computer Vision Systems Laboratories dated February 15, 2013 (incorporated by reference to 99.10 to Schedule 13D/A (File No. 005-85515) filed with the Commission on February 19, 2013).
4.2
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed April 12, 2013).
4.3
Irrevocable Proxy between Computer Vision Systems Laboratories and Rochon Capital Partners Ltd. (incorporated by reference to Exhibit 99.12 to Schedule 13-D/A (File No. 005-85515) filed with the Commission on June 27, 2013).
4.4	Director Smart Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed with the Commission on July 24, 2013).
4.5	Form of Warrant issued in May 2014 (incorporated by reference to Exhibit 4.10 to Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
4.6	Form of Warrant issued in July 2014 (incorporated by reference to Exhibit 4.11 to Form S-1/A (File No. 333-196155) filed with the Commission on July 15, 2014).
4.7
Second Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 12, 2014, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 16, 2014).
4.8
Promissory note dated July 11, 2014 between Agel Enterprises, Inc. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
9.1
Voting Agreement by and among Tamala L. Longaberger Revocable Trust, Rochon Capital Partners Ltd, Computer Vision Systems Laboratories Corp. dated March 18, 2013 (incorporated by reference to Exhibit 99.11 to Schedule 13D/A (File No. 005-85515) filed with the Commission on June 27, 2013).
10.1
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on April 12, 2013).
10.2
Equity Contribution Agreement, dated as of November 11, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.).
10.3
Satisfaction of Obligation dated December 3, 2013 between CVSL, Rochon Capital Partners Ltd. and International Equities Group, Inc. (incorporated by reference to Exhibit 14 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.).

Exhibit No.	Description of Exhibit
10.4	Equity Contribution Agreement, dated as of May 1, 2014, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 99.13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on May 7, 2014 by Rochon Capital Partners, Ltd.).
10.5
Credit and Security Agreement dated October 23, 2012 among Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.15 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.6
First Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.16 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.7
Second Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.17 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.8
Third Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.18 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.9
Fourth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.19 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.10
Fifth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014).
10.11
Restricted Stock Agreement between CVSL Inc. and Roy Damary dated July 9, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
10.12
Restricted Stock Agreement between CVSL Inc. and Bernard Ivaldi dated July 9, 2014 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
10.13
Agreement for Purchase and Sale dated as of July 31, 2014 between The Longaberger Company and CFI NNN Raiders, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit No.	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*
Filed herewith

**
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