Form 10-K/A
period 2013-12-31
CVSL INC.
filed 2014-10-22
CIK 1403085

Use these links to rapidly review the document
CVSL Inc. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price reported on June 30, 2013 ($0.32 per share) (prior to the effect of our October 16, 2014 reverse stock split) was $22,920,413.

The number of shares outstanding of common stock as of October 21, 2014 was 24,398,814 shares.

 FORM 10-K/A
EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Form 10-K") which was originally filed on March 31, 2014. The Company is filing this Amendment in response to comments received from the Securities and Exchange Commission (the "SEC"). This Amendment only amends and restates the information in Items 7, 8 and 9A of Part II and Item 15 of Part IV, as permitted by the rules and regulations of the SEC and presents the share amounts and per share calculations throughout this Amendment on a retrospective and pro forma basis to reflect the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20 which we effected on October 16, 2014.

Except as described above, the Registrant has not modified or updated disclosures presented in the Original Form 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Registrant's Original Form 10-K or modify or update those disclosures, including the exhibits to the Original Form 10-K, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

The Company substantially owns 100% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99% ownership in these subsidiaries. An individual owns an approximately 1% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

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

During the first quarter of 2014, the Company entered into a definitive agreement to acquire Golden Girls LLC, a direct seller of jewelry for cash and in March 2014 the Company completed the acquisition of Uppercase Living, LLC, a direct seller of customizable vinyl expressions for display on walls.

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

Overview of Recently Acquired Companies and Companies to Be Acquired

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which Class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in CVSL acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, CVSL issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000 (the "Convertible Note"), and, to TLC, we issued a ten year, $4,000,000 unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 1,625,000 shares of our Common Stock.

Agel

In October 2013, we formed Agel Enterprises, Inc. ("AEI") which acquired substantially all of the assets of Agel Enterprises LLC ("Agel"). AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries. AEI acquired substantially all the assets of Agel in exchange for total consideration of 372,330 shares of our Common Stock, the delivery of a Purchase Money Note, dated the closing date, in the original principal amount of $1,700,000 and the assumption of certain liabilities of Agel. 28,628 of the common shares for this acquisition were issued in January 2014.

Your Inspiration At Home

In August 2013, we acquired substantially all of the assets of Your Inspiration At Home Pty Ltd. ("YIAH"). YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our Common Stock and the assumption of certain liabilities of YIAH.

Tomboy Tools

In October 2013, we acquired substantially all of the assets of Tomboy Tools, Inc. ("TBT"), a direct seller of a line of tools designed for women as well as home security monitoring services. We acquired substantially all the assets of Tomboy Tools in exchange for total consideration of 88,349 shares of our Common Stock and the assumption of certain liabilities of TBT.

Paperly

In December 2013, we acquired substantially all of the assets of Paperly LLC ("Paperly"), a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of

Paperly in exchange for total consideration of 7,797 shares of our Common Stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The Common Stock for this acquisition was issued in 2014.

My Secret Kitchen

In December 2013, we acquired a 90% controlling interest of My Secret Kitchen Ltd. ("MSK"), an award-winning United Kingdom-based direct seller of a unique line of food products. We acquired substantially all the assets of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn out of 5% of EBITDA from 2014 to 2016. The Common Stock for this acquisition was issued in January 2014.

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

Uppercase Living, LLC

In March 2014, we acquired substantially all the assets of Uppercase Living, LLC ("Uppercase Living"), a direct seller of customizable vinyl expressions for display on walls. Consideration consisted of 28,920 shares of our Common Stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that will acquire the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or common shares of CVSL at the Company's discretion. The common shares for this acquisition have not been issued as of the date of this report.

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

On August 24, 2012 we entered into a Share Exchange Agreement (the "Share Exchange Agreement"), with, Happenings Communications Group, Inc. ("HCG") and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 21,904,302 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly owned subsidiary. In May 2013, we amended our Articles of Incorporation to increase our authorized number of shares of Common Stock to 5,000,000,000 (prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014) and changed our name to CVSL Inc.

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

The $20 million Convertible Subordinated Unsecured Promissory Note is convertible into common shares within ten days of June 17, 2014 and is capped at 3,200,000 shares. When the Convertible Note is converted into common shares, our existing stockholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Common Stock. The issuance of shares of our Common Stock upon the exercise of options to purchase our securities, which we may grant in the future, may result in dilution to our shareholders. Our Articles of Incorporation currently authorize us to issue five billion (250,000,000) shares (prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014) of Common Stock. Pursuant to the Share Exchange Agreement dated August 24, 2012, we have agreed to issue to Rochon Capital an additional 25,240,676 shares of our Common Stock. Following the issuance of the stock the number of outstanding shares of our Common Stock will increase to approximately one billion, with approximately four billion shares of our Common Stock available for issuance. We have issued a Convertible Note which may be converted into as many as 3,200,000 shares of our Common Stock. If the Company issues shares of our Common Stock to satisfy this Convertible Note, substantial dilution may result. The future issuance of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our Common Stock.

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

Our Board of Directors has the authority to issue up to 500,000 shares of preferred stock and to determine its rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by our shareholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our Common Stock may be negatively affected. If we were to issue shares of preferred stock, a change in control of our Company could be delayed, deferred or prevented.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

The following table sets forth the location and approximate square footage of our major manufacturing, distribution and office facilities:

Entity	Location	Approximate square footage of facilities	Land in acres	Description of property	Own/Lease
CVSL	Plano, Texas	14,139		CVSL Corporate Headquarters	Lease
CVSL	Luzern, Switzerland	350		European Headquarters	Lease
TLC	Newark, Ohio	180,000	22	TLC Corporate Headquarters	Own
TLC	Frazeysburg, Ohio	1,170,113	293	Manufacturing and Distribution Facilities	Lease
TLC	Frazeysburg, Ohio	121,300	32	Longaberger Homestead (retail, restaurants and historic structures)	Lease
TLC	Hagerstown, Maryland	3,051		Retail Showroom	Lease
TLC	Aurora, Ohio	2,587		Retail Showroom	Lease
TLC	Williamsburg, Virginia	2,512		Retail Showroom	Lease
TLC	Jeffersonville, Ohio	2,475		Retail Showroom	Lease
TLC	Edinburgh, Indiana	2,400		Retail Showroom	Lease
TLC	Rehoboth Beach, Delaware	1,865		Retail Showroom	Lease
Agel	Pleasant Grove, UT	10,656		Agel Corporate Headquarters	Lease
Agel	Spanish Fork, Utah	10,350		Distribution Center	Lease
Agel	Moscow, Russia	4,166		Warehousing, Distribution & Associated Offices	Lease
Agel	Kiev, Ukraine	3,610		Warehousing, Distribution & Associated Offices	Lease
Agel	Kuala Lumpur, Malaysia	2,900		Warehousing, Distribution & Associated Offices	Lease
Agel	Milan, Italy	1,399		Warehousing, Distribution & Associated Offices	Lease
Agel	Astana, Kazakhstan	1,086		Warehousing, Distribution & Associated Offices	Lease
YIAH	Gold Coast, Australia	6,997		Warehousing, Distribution & Associated Offices	Lease
HCG	Clark's Summit, Pennsylvania	2,080		HCG Corporate Headquarters	Lease
Uppercase Living	Sandy, UT	41,920		Uppercase Living Headquarters, manufacturing and distribution	Lease

Our corporate headquarters are located in Plano, Texas where we rent 14,139 square feet of office space for annual rent of $351,492. TLC owns a 180,000 square foot facility that serve as its corporate headquarters, and leases a 1,170,113 square foot manufacturing and distribution facility and a 121,300 square foot facility that houses retail stores and restaurants, all located in Ohio for aggregate annual payments of $2,207,088. TLC leases retail outlets in Maryland, Virginia, Ohio, Indiana and Delaware for aggregate annual lease payments of $296,904 in the aggregate. Agel's corporate headquarters is located in Pleasant Grove, Utah where Agel rents 10,656 square feet of space for annual rent of $154,512. Age1 also rents 10,350 sq. ft. of distribution space in Spanish Fork, Utah for annual rent of $55,890 per year. In addition, Agel rents warehousing, distribution and office space in Russia, Ukraine, Malaysia, Italy and Kazakhstan for annual rent of $346,176 in the aggregate. YIAH rents warehousing, distribution and office space in Australia for annual rent of $90,540 and the HCG corporate headquarters in Pennsylvania are leased for an annual rent of $20,560. CVSL leases 350 square feet for monthly rent of $3,380 in Luzern, Switzerland which serves as our European Headquarters. Uppercase Living rents 41,920 square feet for monthly rent of $14,249 in Sandy, UT which serves as the company's headquarters. Uppercase Living also subleases some of the space to the third party manufacturer and distributor of its products.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 2014 our Common Stock has been quoted on the OTC Markets OTCQX under the symbol "CVSL." From February 2008 until February 2014, our Common Stock had been quoted on the OTC Bulletin Board and the OTC Markets OTCQB under the symbol "CVSL." Our Common Stock currently is traded on the OTC Markets OTCQX. The last reported sale price of our common stock on the OTCQX on March 28, 2014 was $7.60 (revised to reflect the Company's 1-for-20 reverse stock split effected on October 16, 2014). We are actively looking to seek a national listing of our Common Stock.

The following table sets forth, for the periods indicated, the high and low closing bid price quotations for our Common Stock. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarterly Periods for the Year 2013
Ended March 31	$12.60	$1.20
Ended June 30	$7.00	$4.00
Ended September 30	$7.60	$4.40
Ended December 31	$14.60	$7.20
Quarterly Periods for the Year 2012
Ended March 31	$8.00	$2.00
Ended June 30	$5.00	$1.00
Ended September 30	$2.60	$0.80
Ended December 31	$4.80	$0.40

Holders

As of March 31, 2014, we had 24,409,301 shares of Common Stock outstanding held by approximately 54 holders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2013, CVSL issued 1,625,000 shares of Common Stock to a trust of which Tamala Longaberger is the trustee (the "Trust") upon conversion of the Convertible Subordinated Unsecured

Promissory Note in the principal amount of $6,500,000 issued to the Trust. The issuance qualified for exemption under Section 3(a)(9) of the Securities Act of 1933.

On October 2, 2013, CVSL issued 88,349 shares of Common Stock to Tomboy Tools Inc. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On October 14, 2013, CVSL issued 225,649 shares of Common Stock to Inspired Portfolio Pty, Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On October 22, 2013, CVSL issued 186,165 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

On November 27, 2013, CVSL issued 157,538 shares of Common Stock to Lega Enterprises, LLC and TPark One LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

On January 6, 2014, CVSL issued 15,891 shares of Common Stock to the five former shareholders of My Secret Kitchen Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On January 6, 2014, CVSL issued 7,797 shares of Common Stock to Paperly, Inc. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the Securities were not offered pursuant to a general solicitation and the status of the purchasers of the Securities as "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On January 7, 2014, CVSL issued 28,628 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities, which exemption CVSL believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities as "accredited investors" under the Securities Act of 1933.

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

The Company substantially owns 100% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99% ownership in these subsidiaries. An individual owns an approximately 1% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

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

During the first quarter of 2014, the Company entered into a definitive agreement to acquire Golden Girls LLC, a direct seller of jewelry for cash and in March 2014 the Company completed the acquisition of Uppercase Living, LLC, a direct seller of customizable vinyl expressions for display on walls.

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

At December31, 2013, we had total long-term borrowings of which consisted of the following:

Description	Interest rate	December 31, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,881,096	$20,041,644
Promissory Note—payable to former shareholder of TLC	2.63%	3,734,695	—
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,649,880	—
Term loan—KeyBank	7.70%*	427,481	—
Other, equipment notes		30,244	—

Total debt		26,723,396	20,041,644
Less current maturities		1,128,674	—

Long-term debt		$25,594,722	$20,041,644

The schedule of maturities of our long-term debt are as follows:

2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

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

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 3,200,000 shares being issued) within ten days of June 17, 2014. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 3,200,000 shares of Common Stock at a price of $6.60 per share of Common Stock.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CVSL, Inc.:

We have audited the accompanying consolidated balance sheets of CVSL, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As further discussed in Note 16, on October 20, 2014 the Company executed a 1 to 20 reverse stock split, the effects of which on share and per share amounts have been reflected in the consolidated financial statements as of and for the years ended December 31, 2013 and 2012.

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP

Dallas, Texas
October 20, 2014

CVSL Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,876,708	$19,032,392
Marketable securities	11,830,252	—
Accounts receivable, net	780,237	100,769
Inventory	18,734,294	—
Other current assets	2,948,717	20,859

Total current assets	38,170,208	19,154,020
Property, plant and equipment, net of accumulated depreciation	22,847,854	1,514
Goodwill	4,422,928	—
Intangibles, net	3,764,063	—
Other assets	617,795	—

Total assets	$69,822,848	$19,155,534

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$10,471,121	$409,643
Accounts payable—related party	181,858	416,670
Line of credit payable	9,806,002	22,653
Accrued commissions	3,740,846	—
Deferred revenue	1,661,851	60,548
Current portion of long-term debt	1,128,674	—
Other current liabilities	7,881,994	18,375

Total current liabilities	34,872,346	927,889
Long-term debt	25,594,722	20,041,644
Other long-term liabilities	499,640	—

Total liabilities	60,966,708	20,969,533

Commitments & contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding		—
Common stock, par value $0.0001 per share, 250,000,000 and 24,500,000 shares authorized; 24,356,989 and 24,385,617 shares issued and outstanding, at December 31, 2013 and at December 31, 2012 respectively	2,436	2,439
Additional paid-in capital	14,408,770	2,738,274
Accumulated other comprehensive loss	(767,569)	—
Accumulated deficit	(13,085,777)	(4,554,712)

Total stockholders' equity (deficit) attributable to common stockholders	557,860	(1,813,999)
Stockholders' equity attributable to noncontrolling interest	8,298,280	—

Total stockholders' equity (deficit)	8,856,140	(1,813,999)

Total liabilities and stockholders' equity	$69,822,848	$19,155,534

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Revenues	$84,850,502	$930,073
Program costs and discounts	(20,139,341)	—

Net revenues	64,711,161	930,073
Costs of sales	29,027,643	324,923

Gross profit	35,683,518	605,150
Commissions and incentives	16,432,061	—
Impairment of goodwill	—	2,488,708
Selling, general and administrative	27,918,877	2,291,991

Operating loss	(8,667,420)	(4,175,549)
Gain on marketable securities	(499,949)	—
Interest expense, net	1,609,313	42,673

Loss from continuing operations before income tax provision	(9,776,784)	(4,218,222)
Income tax provision	273,000	—

Loss from continuing operations	(10,049,784)	(4,218,222)
Loss from discontinued operations, net of income taxes of $0	—	(184,725)

Net loss	(10,049,784)	(4,402,947)
Net loss attributable to non-controlling interest	(1,518,719)	—

Net loss attributed to common stockholders	$(8,531,065)	$(4,402,947)

Basic and diluted loss per share:
Weighted average common shares outstanding	49,705,125	22,563,720
Loss from continuing operations*	$(0.20)	$(0.19)
Loss from discontinued operations	(0.00)	(0.00)

Net loss attributable to common stockholders	$(0.17)	$(0.19)

*
Excludes loss attributable to non-controlling interest.

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2013	2012
Net loss	$(10,049,784)	$(4,402,947)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(636,778)	—
Foreign currency translation adjustment	(142,364)	—

Other comprehensive loss	(779,142)	—

Comprehensive loss	(10,828,926)	(4,402,947)
Comprehensive loss attributable to non-controlling interests	(1,530,292)	—

Comprehensive loss attributable to common stockholders	$(9,298,634)	$(4,402,947)

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Operating activities:
Net loss	$(10,049,784)	$(4,402,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	2,488,708
Depreciation and amortization	1,799,993	1,042
Interest expense	903,007	41,644
Write-down of inventory	124,000	—
Provision for losses on receivables, net	141,801	—
Loss on discontinued operations	—	184,725
Loss on sales of assets	9,027	—
Deferred income tax benefit	(22,000)	—
Changes in certain assets and liabilities:
Accounts receivable	(414,911)	(5,216)
Inventory	3,980,288	—
Other current assets	690,228	(20,359)
Accounts payable and accrued expenses	867,105	365,394
Accounts payable—related party	(392,315)	391,429
Deferred revenue	(2,721,864)	(18,665)
Other long-term liabilities	484,852	—

Net cash (used in) provided by operating activities	(4,600,573)	(974,245)
Investing activities:
Capital expenditures	(454,188)	—
Proceeds from the sale of property, plant and equipment	4,642,522	—
Investment in marketable securities	(16,486,736)	—
Sale of marketable securities	4,019,706	—
Cash acquired in acquisitions	2,548,167	—

Net cash (used in) provided by investing activities	(5,730,529)	—
Financing activities:
Proceeds from sale of convertible notes	—	20,000,000
Line of credit, net change	421,159	(1,971)
Repayments on long-term debt	(5,215,095)	—

Net cash (used in) provided by financing activities	(4,793,936)	19,998,029

Effect of exchange rate changes on cash	(30,646)	—

Increase (decrease) in cash	(15,155,684)	19,023,784
Cash and cash equivalents at beginning of year	19,032,392	8,608

Cash and cash equivalents at end of period	$3,876,708	$19,032,392

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$706,306	—
Income taxes	221,779	—
Non-cash transactions:
Convertible note converted to stock	6,563,555	—
Convertible note issued related to acquisition	6,500,000	—
Promissory note issued related to acquisition	4,000,000	—
Stock issued related to acquisitions	5,106,938	—

See notes to consolidated financial statements.

CVSL Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	50	$—	$66,104	$—	$(151,765)	$—	$(85,661)
Issuance of shares to HCG owners in connection with the Share Exchange	21,904,252	2,191	(2,191)				—
Net effect of assumption of CVSL asset and liabilities	2,481,315	248	2,674,361				2,674,609
Net earnings (loss)					(4,402,947)		(4,402,947)

Balance at December 31, 2012	24,385,617	$2,439	$2,738,274	$—	$(4,554,712)	$—	$(1,813,999)
Net earnings (loss)					(8,531,065)	(1,518,719)	(10,049,784)
Other comprehensive income (loss)				(767,569)		(11,573)	(779,142)
Contribution of noncontrolling interest						9,828,572	9,828,572
Issuance of stock for convertible note	1,625,000	163	6,563,393				6,563,555
Issuance of stock for investment in subsidiaries	657,700	66	5,106,872				5,106,938
Contribution of stock with no consideration	(2,311,328)	(231)	231				—

Balance at December 31, 2013	24,356,989	$2,436	$14,408,770	$(767,569)	$(13,085,777)	$8,298,280	$8,856,140

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

The Company substantially owns 100% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99% ownership in these subsidiaries. An individual owns an approximately 1% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Springville, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

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

The Company owns 100% of Happenings Communications Group, Inc. ("HCG"). HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses. Services

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(1) Business Overview and Current Plans (Continued)

may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as a valuable "in-house" resource for providing marketing and creative services to the direct-selling companies that we expect to acquire.

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

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Marketable Securities

CVSL invests in the ordinary course of business, and such investments may include equity securities, debt instruments and mutual funds. The investments are classified as available-for-sale investments that are considered temporary. The investments are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income and realized gains and losses reported separately on the income statement.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in our consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities, net of taxes.

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company's consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues and costs of sales. At December 31, 2013 and 2012, our allowance for sales returns totaled $221,396 and $0, respectively.

Program costs and discounts

Program costs and discounts represent the various methods of promoting our products. We offer benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which vary depending on the value of the orders placed and general discounts on our products.

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

The intial presentation relating to commissions and incentives were included in both program costs and discounts and in selling, general and administrative expenses in the consolidated financial statements of operations. Certain personal sales incentives were presented in program costs and discounts as they represent what are referred to as retained commissions in the party plan segment in direct selling industry. Other commissions related to a consultant's downline (override commissions) were recorded and presented in selling, general and administrative expenses. As we acquired other companies in the direct selling industry, we noticed variations of compensation plans and presentation in the statements of operations. As a result, we decided to standardize our presentation of commissions and incentives. We added the commissions and incentives category for the year-ended December 31, 2013. We did not reclassify any amounts for the year-ended December 31, 2012, as we did not operate any companies in the direct selling industry during that year.

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

In order to more closely conform to the financial presentation of other companies involved in direct selling, we reclassified certain amounts previously reported in interim financial information totaling $1.4 million that offset selling, general and administrative expenses to revenues.

Loss per Share of Common Stock

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

Outstanding Stock Warrants and shares issuable upon the conversion of the Convertible Note issued to Richmont Capital Partners V L.P. are not included in the computation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. The 25,240,676 shares available to Rochon Capital are included in the December 31, 2013 basic and diluted share calculation as the conditions have been met for the shares to be available for issuance.

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

(3) Acquisitions, Dispositions and Other Transactions

Paperly Acquisition

On December 31, 2013, we completed the asset purchase of Paperly, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments. CVSL assumed $45,376 of seller's liabilities that existed prior to the transaction and issued 7,797 shares of our common stock, par value $0.0001 ("Common Stock") to Paperly at a fair value of $73,269 on the acquisition date. We also agreed to an earn-out based on 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") from 2014 to

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

2016. We recorded $8,639 in other long-term liabilities associated with the earn-out. As a result, the total fair value of the consideration was $81,908. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable totaling $73,269 at December 31, 2013. Goodwill arising from the transaction totaled $113,279 at December 31, 2013. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that management anticipates and the overall benefits of bringing additional consultants into the CVSL network.

The Longaberger Golf Club Sale

On December 30, 2013, we completed the sale of The Longaberger Golf Club for $4,036,000 that resulted in a gain of $2,000 which is included in selling, general and administrative expenses. We used the proceeds from the sale to pay down the Key Bank term loan. See footnote (7) for further details regarding the Key Bank term loan.

My Secret Kitchen Acquisition

On December 20, 2013, we completed the acquisition of MSK, an award-winning United Kingdom-based direct seller of a unique line of food products. As consideration for the acquisition, CVSL assumed $35,028 of seller's liabilities that existed prior to the transaction and issued 15,891 shares of our Common Stock at a fair value of $133,446 on the acquisition date for 90% ownership in MSK and agreed to an earn-out based on 5% of EBITDA from 2014 to 2016. We recorded $5,894 in other long-term liabilities associated with the earn-out. As a result, the total fair value of the consideration was $139,340. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable of $133,446 at December 31, 2013. Goodwill arising from the transaction totaled $155,856 at December 31, 2013. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that management anticipates and the overall benefits of bringing additional consultants into the CVSL network.

Agel Acquisition

On October 22, 2013, Agel Enterprises, Inc. ("AEI"), a wholly-owned subsidiary of CVSL completed the acquisition of substantially all the assets of Agel Enterprises, LLC (later renamed Lega Enterprises, LLC). AIE sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries. Consideration for the acquisition consisted of 372,330 shares of Common Stock at a fair value of $3.4 million on the acquisition date and, the delivery of a Purchase Money Note, dated on the closing date, in the original principal amount of $1,700,000 and the assumption of certain liabilities. Since we did not deliver 28,628 of the 372,330 shares of our Common Stock until January 2014, we recorded a payable totaling $263,373 at December 31, 2013. Goodwill arising from the transaction totaled $1.9 million. We recognized goodwill and intangible assets related to the acquisition as the business had management in place globally, established distribution methods, an established consultant base and brand recognition.

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

Tomboy Tools Acquisition

On October 1, 2013, we completed the asset purchase of Tomboy Tools Inc. ("TBT"), a direct seller of a line of tools designed for women as well as home security monitoring services. As consideration for the acquisition, we assumed certain liabilities and issued 88,349 shares of our Common Stock at a fair value of $0.6 million at the acquisition date. Goodwill arising from the acquisition totaled $0.6 million at December 31, 2013. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition.

Your Inspiration At Home Acquisition

On August 22, 2013, we completed the asset purchase of award-winning YIAH, a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration of the issuance of 225,649 shares of our Common Stock at a fair value of $1.4 million at the acquisition date. Goodwill arising from the acquisition totaled $1.4 million at December 31, 2013. We recognized goodwill in the acquisition as the business had management in place globally, established distribution methods, an established consultant base and brand recognition.

Happenings Communications Group, Inc. Acquisition

On August 24, 2012 we entered into a Share Exchange Agreement (the "Share Exchange Agreement"), with, Happenings Communications Group, Inc. ("HCG") and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 21,904,302 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly owned subsidiary. In May 2013, we amended our Articles of Incorporation to increase our authorized number of shares of Common Stock to 5,000,000,000 (prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014 (see Note 16)) and changed our name to CVSL Inc.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to an additional 25,240,676 shares of Common Stock (the "Additional Shares"). The second closing of the transactions and the issuance of the Additional Shares contemplated by the Share Exchange Agreement (the "Second Tranche Closing") was to occur on the date that was the later of: (i) the 20th calendar day following the date on which we first mailed an Information Statement to our shareholders; (ii) the date the Financial Industry Regulatory Authority ("FINRA") approved the Amendment; or (iii) the first business day following the satisfaction or waiver of all other conditions and obligations of the parties to consummate the transactions contemplated by the Share Exchange Agreement, or on such other date and at such other time as the parties may mutually determine.

On April 12, 2013, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation's

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

common stock from 490,000,000 to 5,000,000,000 shares (prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014 (see Note 16)) (the "Increase") and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") on May 27, 2013. The Company's shareholders holding a majority of its outstanding shares of common stock have approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

However, at the time of the filing of the Amendment, Rochon Capital and CVSL each determined that it was not in the best interests of CVSL to consummate the Second Tranche Closing and the issuance of the Additional Shares at that time. As a result, the Share Exchange Agreement was amended on April 10, 2013 to provide that, among other things, the Second Tranche Closing will occur on the date specified in a written notice provided by Rochon Capital, which date shall not be prior to the 20th calendar day following the date on which we first mailed our Information Statement to our shareholders and the date the FINRA approves the Amendment.

The amendment to the Share Exchange Agreement also (a) clarifies and redefines the number of shares that are to be issued at the Second Tranche Closing as 25,240,676 shares of our Common Stock, or any portion thereof provided for in the notice from Rochon Capital and (b) modifies the date tied to certain restrictions set forth in Section 7.08, since the Second Tranche Closing Date cannot be determined at this time. We have the ability to issue the Additional Shares to Rochon Capital, as agreed to in the Share Exchange Agreement, as amended, upon our receipt of written notice from Rochon Capital.

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6,500,000 (the "Note") that we issued to the Tamala L. Longaberger Trust (the "Trust") as part of the consideration of the acquisition of TLC, we issued the Trust 1,625,000 shares of our Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with CVSL pursuant to which Rochon Capital Partners, Ltd. contributed to CVSL for no consideration 1,625,000 shares of our Common Stock to offset the shares issued to the Trust. During the fourth quarter of 2013, Rochon Capital Partners, Ltd. contributed and CVSL cancelled a total of 686,328 shares, which consisted of 225,649 shares related to the YIAH acquisition, 88,349 shares related to the TBT acquisition, 372,330 shares related to the Agel acquisition. The cancelled shares are not being held as treasury shares.

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

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(3) Acquisitions, Dispositions and Other Transactions (Continued)

TLC Results from Operations

The following table presents the operating results of TLC included in the Company's consolidated statements of operations for the period beginning March 19, 2013 to December 31, 2013.

Revenues	$72,666,018

Net loss attributed to CVSL	$(1,623,461)

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

	Year Ended December 31,
	2013*	2012**
Revenues	$101,330,694	$116,046,062
Net loss attributed to CVSL	(9,699,450)	(9,544,932)
Basic and diluted loss per share:
Weighted average common share outstanding	49,705,125	22,563,720
Net loss per share attributable to CVSL	$(0.20)	$(0.42)

*
Includes a pro forma adjustments including reduced depreciation and amortization expense because the fair value of certain fixed assets was reduced at the time of the transaction, reduced acquisition costs and increased interest expense associated with the $6.5 million convertible note and $4.0 million promissory note for the time period January 1, 2013 to March 18, 2013.

**
We increased revenues by $2,245,907 to reflect the reclassifications made during the year-ended December 31, 2013, discussed in footnote (2). We removed one time nonrecurring expenses for impairment of property, plant and equipment for $12,144,038 and loss on disposal of assets for $11,324,399. The adjustments were made to properly reflect TLC's operating results. We increased interest expense by $360,948 to reflect the interest expense associated with the $6.5 million convertible note and $4.0 million promissory note.

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

	TLC	AEI	All Other	Total
Assets
Current assets:
Cash and cash equivalents	$84,062	$2,454,236	$9,869	$2,548,167
Accounts receivable	259,602	70,656	43,458	373,716
Inventory	19,892,740	2,642,320	410,884	22,945,944
Prepaid expenses and other	1,074,420	2,287,575	7,696	3,369,691

Total current assets	21,310,824	7,454,787	471,907	29,237,518
Property, plant and equipment	28,469,390	241,089	51,208	28,761,687
Goodwill	—	1,937,801	2,487,535	4,425,336
Intangibles, net	—	3,764,102	—	3,764,102
Other assets	3,946,570	553,194	44,335	4,544,099

Total assets	$53,726,784	$13,950,973	$3,054,985	$70,732,742

Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$6,383,107	$1,952,801	$202,922	$8,538,830
Accounts payable—related party	—	6,091	251,931	258,022
Line of credit payable	9,319,612	—	40,615	9,360,227
Accrued commissions	204,042	4,476,382	—	4,680,424
Deferred revenue	4,132,386	196,504	—	4,328,890
Current portion of long-term debt	354,390	306,965	—	661,355
Other current liabilities	3,758,003	2,401,793	585,426	6,745,222

Total current liabilities	24,151,540	9,340,536	1,080,894	34,572,970
Long-term debt	9,265,766	1,393,035	—	10,658,801
Other long-term liabilities		50,928	14,533	65,461

Total liabilities	33,417,306	10,784,499	1,095,427	45,297,232
Stockholders' equity:			—	—
Stockholders' equity attributable to CVSL	10,500,000	3,162,063	1,944,875	15,606,938
Stockholders' equity attributable to noncontrolling interest	9,809,478	4,411	14,683	9,828,572

Total stockholders' equity	20,309,478	3,166,474	1,959,558	25,435,510

Total liabilities and stockholders' equity	$53,726,784	$13,950,973	$3,054,985	$70,732,742

(4) Marketable Securities

Our marketable securities as of December 31, 2013 include fixed income and equity investments classified as available for sale. At December 31, 2013, the fair value of the equity securities totaled $1,390,355 and

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(4) Marketable Securities (Continued)

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

Our reserve for inventory obsolesence at December 31, 2013 and 2012 totaled at $124,000 and $0, respectively.

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

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(7) Long-term debt and other financing arrangements

The Company's long-term borrowing consisted of the following:

Description	Interest rate	December 31, 2013	December 31, 2012
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$20,881,096	$20,041,644
Promissory Note—payable to former shareholder of TLC	2.63%	3,734,695	—
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,649,880	—
Term loan—KeyBank	7.70%*	427,481	—
Other, equipment notes		30,244	—

Total debt		26,723,396	20,041,644
Less current maturities		1,128,674	—

Long-term debt		$25,594,722	$20,041,644

*
Represents the weighted average interest rate at December 31, 2013. The interest rate is variable based on the agreement described below.

The schedule of maturities of the Company's long-term debt are as follows:

2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

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

On June 17, 2013, the Note was amended to extend the date of mandatory conversion of the Note to provide that the Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 3,200,000 shares being issued) within ten days of June 17, 2014. The full amount of the Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 3,200,000 shares of Common Stock at a price of $6.60 per share of Common Stock.

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

Outstanding Warrants

On May 15, 2012, we issued 133,333 shares of our restricted Common Stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of that note, we granted 63,877 warrants to the investor. Each warrant is exercisable into one share of our Common Stock at the price of $10.00 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and warrants were assumed upon the Share Exchange Agreement dated August 24, 2012 by and among the Company, HCG and Rochon Capital Partners, Ltd. (the "Share Exchange Agreement").

On May 16, 2012, we issued 119,000 shares of our restricted Common Stock to an investor in satisfaction of $225,000 principal and $13,000 interest due pursuant to a convertible note. In connection with the conversion of this note, we granted 50,507 warrants to the investor. Each warrant is exercisable into one share of the Company's Common Stock at the price of $10.00 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and the warrants were assumed upon the Share Exchange Agreement.

(8) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(142,364)	(136,829)	(279,193)
Amount reclassified from AOCI	—	(499,949)	(499,949)

Net other comprehensive income (loss) at December 31, 2013	$(142,364)	$(636,778)	$(799,142)

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(8) Accumulated Other Comprehensive Loss (Continued)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$499,949
Income tax (expense) benefit	—

Net of income taxes	$499,949

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

Notes to Consolidated Financial Statements: Income Taxes

	2013	2012
Current:
U.S.	$—	$—
State	—	—
Foreign	251,000	—
Deferred:
U.S.	22,000	—
State	—	—
Foreign	—	—

Total	$273,000	$—

A Reconciliation of the expected U.S. tax expense/(benefit) to income taxes related to continuing operations is as follows:

2013
Expected tax expense at U.S. statutory rate	$(2,651,000)
Permanent Adjustments	89,000
Foreign Income Taxes	238,000
Increase in Valuation Allowance	2,690,000
Rate Difference—U.S. to Foreign	(93,000)

Total	$273,000

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

The Company has fully reserved its U.S. and Foreign net deferred tax assets in 2013 due to an inability to project future taxable income. The Company has U.S. net operating loss carryforwards of approximately $9,878,000 which begin to expire in 2032. The Company has net operating losses of approximately $497,000 in several foreign countries which will begin to expire at various times. The Company has foreign tax credits of approximately $ 251,000 which will begin to expire in 2023.

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

(12) Share-based compensation plans

We have two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 235,000 equivalent shares of stock appreciation

CVSL Inc.

Notes to the Consolidated Financial Statements (Continued)

(12) Share-based compensation plans (Continued)

rights ("SARs") that are remeasured each reporting period and is recognized ratably over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the years ended December 31, 2013 and 2012 of $339,661 and $-0-, respectively, is included in selling, general and administrative expenses on the Company's consolidated income statements. As of December 31, 2013, total unrecognized compensation cost related to unvested share-based compensation was $1,534,689, which is expected to be recognized over a three-year period.

(13) Earnings per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. We included the additional 25,240,676 shares available to Rochon Capital as discussed in footnote (3) in the calculation of basic and diluted shares as the conditions were met during the year-ended December 31, 2013 for the shares to be available for issuance. We did not include the outstanding warrants nor the shares issuable upon the conversion of the Convertible Note Issued to Richmont Capital Partners V L.P. as discussed in footnote (7) in the calculation of dilutive shares because we recorded losses from continuing operations, therefore, the effect would be anti-dilutive.

(14) Segment Information

CVSL operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the year ended December 31, 2013, approximately $10.3 million or 16% of our net revenues were generated in international markets with 13% or $8.3 million comprised of countries in Europe including Russia and Ukraine. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the year ended December 31, 2013, approximately $1.5 million or 1.7% of our revenues were derived from the sale of gourmet food products, $9.3 million or 11.0% of our revenues were derived from the sale of nutritional and wellness products, $72.7 million or 85.6% of our revenues were derived from the sale of home décor products, $1.0 million or 1.1% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.5% of our revenues were derived from the sale of our other products. During the year ended December 31, 2012, all of our revenues were derived from the sale of our publishing and printing services and products. Substantially all our long-lived assets are located in the US. Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

Revenues by product groups for the years ended December 31 are shown in the table below (dollars in thousands):

	2013	2012
Gourmet Food Products	$1,483	$—
Home Décor	$72,666	$—
Nutritionals and Wellness	$9,312	$—
Publishing & Printing	$951	$930
Other	$439	$—

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

  •
  Conversion of Convertible Subordinated Unsecured Promissory Note—Tamala L. Longaberger Trust (Note 7)

  •
  Equity contribution by Rochon Capital Partners, Ltd. (Note 3)

(16) Subsequent Events

On January 23, 2014, we announced the signing of a definitive agreement to acquire Golden Girls LLC, which offers women a safe and trusted way to sell their jewelry for cash. Founded in 2008, Golden Girls LLC purchases precious metals from guests at Golden Girls LLC home parties. Hosts and buyers earn commissions on all jewelry purchased at the parties. The company provides training to buyers, enabling them to pay fair value for jewelry on the spot. As of the date of this filing, this transaction has not yet closed and we are currently unable to ascertain the consideration to be paid by us in connection with such acquisition as the consideration is based upon achievement of a certain EBITDA at the end of 2014, 2015 and 2016 and other milestones that are not expected to occur prior to closing.

On March 14, 2014, we completed the acquisition of Uppercase Living LLC ("Uppercase Living"). Salt Lake City-based Uppercase Living offers an extensive line of customizable vinyl expressions for display on walls. Its independent sales force sells throughout the United States. Consideration for the acquisition consists of 28,920 shares of our Common Stock. The shares of our Common Stock have not been issued as of March 31, 2014.

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

Long-Term Incentive Plans and Awards

The 2013 Director Smart Bonus Unit Plan provides for the issuance of a cash bonus tied to stock price appreciation for non-employee directors. The Compensation Committee of the Board of Directors approves all awards that are granted under the plan. During 2013, we awarded a total of 25,000 equivalent shares of stock appreciation rights ("SARs") among all eligible directors that are remeasured each reporting period and are recognized ratably over the contractual term. We recognized $42,000 in compensation expense in 2013 related to this Plan.

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

The percentages below are calculated based on 24,409,303 shares of our Common Stock being issued and outstanding as of March 31, 2014.

Name and Address of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon(1)	Chief Executive Officer/Chairman of the Board of Directors	13,030,474	53%
Kelly Kittrell(2)	Chief Financial Officer	13,030,474	53%
Russell Mack(3)	Vice President	13,030,474	53%
Michael Bishop		0	*
Tamala Longaberger(4)		1,625,000	7%
William Randall		3,250	*
John Rochon, Jr.(5)		2,487,500	10%
Julie Rasmussen		0	*
Kay Bailey Hutchison		0	*
All directors, named executive officers and other officers as a group(9)		17,146,224	70%
5% Shareholders
Rochon Capital Partners, Ltd.(6)		13,030,474	53%
John Rochon Management, Inc.(7)		13,030,474	53%
Richmont Street LLC(8)		0	*
Richmont Capital Partners V LP(8)		0	*
The William John Philip Rochon 2010 Dynasty Trust(9)		1,237,500	5%
The Heidi Rochon Hafer 2010 Dynasty Trust(10)		1,237,500	5%
Heidi Rochon Hafer(10)		1,237,500	5%
The Lauren Rochon Eidsvig 2010 Dynasty Trust(11)		1,237,500	5%
Lauren Rochon Eidsvig(11)		1,237,500	5%

(1)
Includes 37,500 shares of common stock issued directly to John Rochon Management, Inc. ("JRMI") and 12,692,974 shares issued to Rochon Capital Partners, Ltd ("Rochon Capital"). The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for John Rochon also includes an additional 150,000 shares issued directly to each of Mr. Kittrell and Mr. Mack. Does not include an additional 25,240,676 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(2)
Includes 150,000 shares owned by Mr. Kittrell. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Kittrell also includes an additional 150,000 shares issued directly to Mr. Mack, 37,500 shares of common stock issued directly to JRMI and 12,692,974 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Kittrell disclaims ownership of all shares other than the 150,000 shares directly owned by him. Does not include an additional 25,240,676 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement. Does not include 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(3)
Includes 150,000 shares owned by Mr. Mack. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for Mr. Mack also includes an additional 150,000 shares issued directly to Mr. Kittrell, 37,500 shares of common stock issued directly to JRMI and 12,692,974 shares issued to Rochon Capital. JRMI is the general partner of Rochon Capital and John Rochon has decision making power with respect to JRMI. Mr. Mack disclaims ownership of all shares other than the 150,000 shares directly owned by him. Does not include an additional 25,240,676 shares of common stock that are to be issued at the Second Tranche Closing under the Share Exchange Agreement. Does not include 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(4)
Shares of common stock issued upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to a trust of which Ms. Longaberger is the trustee. The note converted into 1,625,000 shares of common stock at a conversion price of $.20 per share.

(5)
Includes 1,250,000 shares held directly by John Rochon, Jr. and 1,237,500 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Does not include shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $6.60 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 3,200,000.

(6)
Includes 12,692,974 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 37,500 shares issued directly to JRMI, and an additional 150,000 shares issued directly to each of Mr. Kelly Kittrell and Mr. Russell Mack. Does not include an additional 25,240,676 shares of common stock that are to be issued at the second closing under the Share Exchange Agreement. Does not include 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(7)
Includes 37,500 shares of common stock issued directly to JRMI and 12,692,974 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Mr. Kittrell, Mr. Mack, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement, the beneficial ownership number for JRMI also includes an additional 150,000 shares issued directly to each of Mr. Kittrell and Mr. Mack. Does not include an additional 25,240,676 shares of common stock that are to be issued at the Second Tranche Closing. Does not include 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital.

(8)
Does not include, shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $6.60 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 3,200,000. Richmont Street LLC is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street LLC.

(9)
Includes 1,237,500 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Does not include, shares of common stock to be issued upon conversion of a subordinated unsecured note in the principal amount of $20,000,000 bearing interest at the rate of 4% per annum issued to RCP V. The note is convertible into shares of common stock at a conversion price of $6.60 per share with the maximum number of shares of common stock that may be issued upon conversion of the note is 3,200,000. Richmont Street LLC is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street LLC.

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

In consideration of our acquisition of a majority of the shares of TLC stock, we issued to a trust of which Tamala Longaberger is the trustee a $6,500,000 Convertible Subordinated Unsecured Promissory Note, which was later converted into 1,625,000 shares of our Common Stock and, we issued to TLC, a $4,000,000 Unsecured Promissory Note, dated March 14, 2013, payable in monthly installments.

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
Date: October 22, 2014
By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: October 22, 2014

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