Form 10-Q/A
period 2014-03-31
CVSL INC.
filed 2014-10-22
CIK 1403085

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

        As of October 21, 2014, 24,398,814 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

 FORM 10-Q/A
EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the "Original Form 10-Q") which was originally filed on May 15, 2014. The Company is filing this Amendment in response to comments received from the Securities and Exchange Commission (the "SEC"). This Amendment only amends and restates the information in Items 1 and 2 of Part 1 and Items 2 and 6 of Part II, as permitted by the rules and regulations of the SEC.

Except as described above, the Registrant has not modified or updated disclosures presented in the Original Form 10-Q in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Registrant's Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q. All share amounts and per share calculations in this Amendment have been presented on a retrospective and pro forma basis to reflect the reverse stock split of our outstanding common stock at a ratio of 1-for-20 which we effected on October 16, 2014.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

CVSL Inc.

PART I. Financial Information

Item 1.    Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited) March 31, 2014	(Audited) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,200,150	$3,876,708
Marketable securities	8,387,689	11,830,252
Accounts receivable, net	987,326	780,237
Inventory	17,523,386	18,734,294
Other current assets	2,693,877	2,948,717

Total current assets	34,792,428	38,170,208
Property, plant and equipment, net of accumulated depreciation	21,628,543	22,847,854
Goodwill	4,744,107	4,422,928
Intangibles, net	3,712,494	3,764,063
Other assets	809,841	617,795

Total assets	$65,687,413	$69,822,848

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$10,857,832	$10,471,121
Accounts payable—related party	50,241	181,858
Lines of credit	8,375,834	9,806,002
Accrued commissions	4,377,207	3,740,846
Deferred revenue	3,070,527	1,661,851
Current portion of long-term debt	707,463	1,128,674
Other current liabilities	5,789,025	7,881,994

Total current liabilities	33,228,129	34,872,346
Long-term debt	25,627,040	25,594,722
Other long-term liabilities	809,559	499,640

Total liabilities	59,664,728	60,966,708

Commitments & contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.001 per share, 500,000 authorized -0- issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 24,409,303 and 24,356,989 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,441	2,436
Additional paid-in capital	14,878,901	14,408,770
Accumulated other comprehensive loss	(308,234)	(767,569)
Accumulated deficit	(16,222,789)	(13,085,777)

Total stockholders' equity (deficit) attributable to common stockholders	(1,649,681)	557,860
Stockholders' equity attributable to noncontrolling interest	7,672,366	8,298,280

Total stockholders' equity	6,022,685	8,856,140

Total liabilities and stockholders' equity	$65,687,413	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$26,670,921	$4,268,010
Program costs and discounts	(4,975,939)	(1,031,970)

Net revenues	21,694,982	3,236,040
Costs of sales	8,016,008	1,396,186

Gross profit	13,678,974	1,839,854
Gain on sale of assets	(265,927)	—
Commissions and incentives	6,973,514	604,404
Selling, general and administrative	9,709,529	2,224,123

Operating loss	(2,738,142)	(988,673)
Loss on marketable securities	493,796	—
Interest expense, net	265,919	236,996

Loss before income taxes	(3,497,857)	(1,225,669)
Income tax provision	279,000	—

Net loss	(3,776,857)	(1,225,669)
Net income (loss) attributable to non-controlling interest	(639,845)	23,445

Net loss attributed to common stockholders	$(3,137,012)	$(1,249,114)

Basic and diluted loss per share:
Weighted average common shares outstanding	49,646,754	24,385,616
Loss per common share attributable to common stockholders	$(0.06)	$(0.05)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,776,857)	$(1,225,669)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	468,937	—
Foreign currency translation adjustment	(9,602)	—

Other comprehensive gain	459,335	—

Comprehensive loss	$(3,317,522)	$(1,225,669)
Comprehensive income (loss) attributable to non-controlling interest	(639,845)	23,445

Comprehensive loss attributable to common stockholders	(2,677,677)	(1,249,114)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,776,857)	$(1,225,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	561,541	239,577
Loss on marketable securities	493,796	—
Interest expense	200,000	236,996
Share-based compensation	86,512	—
Provision for losses on receivables, net	63,309	—
Provision for obsolete inventory	41,000	—
Gain on sales of assets	(265,927)	—
Deferred income tax	45,000	—
Changes in certain assets and liabilities:
Accounts receivable	(268,656)	41,579
Inventory	1,266,405	205,040
Other current assets	182,037	(63,093)
Accounts payable and accrued expenses	(828,298)	88,934
Accounts payable—related party	(131,617)	(158,729)
Deferred revenue	1,204,568	(169,826)
Other long-term liabilities	85,952	—

Net cash (used in) provided by operating activities	(1,041,235)	(805,191)
Investing activities:
Capital expenditures	(335,352)	—
Proceeds from the sale of property, plant and equipment	1,333,857	—
Sale of marketable securities	3,417,704	—
Cash acquired in acquisition	2,000	84,062

Net cash (used in) provided by investing activities	4,418,209	84,062
Financing activities:
Line of credit, net change	(1,430,168)	421,299
Repayments on long-term debt	(613,762)	(31,374)

Net cash (used in) provided by financing activities	(2,043,930)	389,925

Effect of exchange rate changes on cash	(9,602)	—

Increase (decrease) in cash	1,323,442	(331,204)
Cash and cash equivalents at beginning of year	3,876,708	19,032,392

Cash and cash equivalents at end of period	$5,200,150	$18,701,188

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$65,191	$—
Income taxes	122,000	—
Non-cash transactions:
Convertible note issued related to acquisition	—	6,500,000
Promissory note issued related to acquisition	—	4,000,000
Stock issued for purchase of subsidiaries	484,067	—

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

The intial presentation relating to commissions and incentives were included in both program cost and discounts and in selling, general and administrative expenses in the consolidated financial statements of operations. Certain personal sales incentives were presented in program costs and discounts as they represent what are referred to as retained commissions in the party plan segment in direct selling industry. Other commissions related to a consultant's downline (override commissions) were recorded and presented in selling, general and administrative expenses. As we acquired other companies in the direct selling industry, we noticed variations of compensation plans and presentation in the statements of operations. As a result, we decided to standardize our presentation of commissions and incentives. We added the commissions and incentives category for the year-ended December 31, 2013. During the first quarter ended March 31, 2014 and 2013, we presented the commissions and incentives based on the presentation for the year-ended December 31, 2013.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Company's consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2013.

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

  •
  100% ownership of CVSL TBT LLC which operates Tomboy Tools ("TBT") in October 2013, a direct seller of a line of tools designed for women, as well as home security monitoring services.

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

(2) Acquisitions, Dispositions and Other Transactions

Uppercase Living

On March 14, 2014, UAI acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. We assumed $512,195 of sellers liabilities that existed prior to the transaction and agreed to issue 12,725 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. We have also agreed to deliver 16,195 shares of our common stock at a fair value of $123,081 to an escrow account for up to 24 months that will be issued to the seller upon remediation of certain close conditions. Since we did not deliver the shares of our Common Stock until April 2014, we recorded a payable as of the acquisition date totaling $219,787. We also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of March 31, 2014. Goodwill arising from the transaction totaled $469,065. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that management anticipates and the overall benefits of bringing additional consultants into the CVSL network.

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

Dispositions

During the quarter ended March 31, 2014, TLC sold an industrial building at ECO Business Park in Frazeysburg, Ohio for gross proceeds of $1,333,857. Gain on sale of the asset was $271,970 that is included in the consolidated statements of operations. The gain was offset by a $6,043 loss on the sale of other assets.

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

TLC
Assets
Current assets:
Cash and cash equivalents	$84,062
Accounts receivable	259,602
Inventory	19,892,740
Prepaid expenses and other	1,074,420

Total current assets	21,310,824
Property, plant and equipment	28,469,390
Other assets	3,946,570

Total assets	$53,726,784

Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$6,383,107
Accounts payable—related party	—
Line of credit payable	9,319,612
Deferred revenue	4,132,386
Current portion of long-term debt	354,390
Other current liabilities	3,962,045

Total current liabilities	24,151,540
Long-term debt	9,265,766

Total liabilities	33,417,306

Stockholders' equity:
Stockholders' equity attributable to CVSL stockholders'	10,500,000
Stockholders' equity attributable to noncontrolling interest	9,809,478

Total stockholders' equity	20,309,478

Total liabilities and stockholders' equity	$53,726,784

The acquisition did not result in recognition of any intangible assets or goodwill.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

TLC Results from Operations

The following table presents the operating results of TLC included in the Company's consolidated statements of operations for the 13 day period beginning March 19, 2013 to March 31, 2013.

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

Possible Issuance of Additional Common Stock under Share Exchange Agreement

On August 24, 2012 we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with HCG and Rochon Capital Partners, Ltd. ("Rochon Capital"). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 21,904,302 shares of our restricted common stock to Rochon Capital (the "Initial Share Exchange"). The shares of our Common Stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly-owned subsidiary.

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

On April 12, 2013, we filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation's common stock from 490,000,000 to 5,000,000,000 shares (prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014 as described in Note 14) (the "Increase") and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") on May 27, 2013. The Company's shareholders holding a majority of its outstanding shares of common stock approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

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

Outstanding Warrants

On May 15, 2012, we issued 133,334 shares of our restricted Common Stock to an investor in satisfaction of $250,000 principal and $16,666 interest due pursuant to a convertible note. In connection with the conversion of that note, we granted 63,877 warrants to the investor. Each warrant is exercisable into one share of our Common Stock at the price of $10.00 per share. The warrants are exercisable for a term of two years from the date of grant. Both the restricted common stock and warrants were assumed upon the Share Exchange Agreement.

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

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(130,791)	$(636,778)	$(767,569)
Other comprehensive income (loss) before reclassifications	(9,602)	(24,859)	(34,461)
Amount reclassified from AOCI	—	(493,796)	(493,796)

Net other comprehensive income (loss)	(9,602)	468,937	459,335

Balance at March 31, 2014	$(140,393)	$(167,841)	$(308,234)

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(7) Accumulated Other Comprehensive Loss (Continued)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(493,796)
Income tax (expense) benefit	—

Net of income taxes	$(493,796)

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

(10) Income Taxes

As of December 31, 2013, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Using the same methodology, and updating the earnings history based on first quarter 2014 actual earnings, the Company is unable to reduce its valuation allowance. Therefore, no net deferred tax asset is reflected as of March 31, 2014. Additionally, due to some of its historical acquisitions which included indefinite lived intangibles, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. This deferred tax liability increased by $45,000 during the first quarter, and the Company recorded a similar amount of deferred tax expense. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense of $279,000 has been recorded based on the Company's activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(11) Share-based compensation plans

We have two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our inventive-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash. We awarded 235,000 equivalent shares of stock appreciation rights ("SARs") that are remeasured each reporting period and is recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the quarters ended March 31, 2014 and 2013 of $86,512 and $-0-, respectively, is included in selling, general and administrative expenses on our consolidated statement of operations. As of March 31, 2014, total unrecognized compensation cost related to unvested share-based compensation was $1,007,928, which is expected to be recognized over a three-year period.

(12) Loss per share attributable to common stockholders

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants were excluded from the fully diluted loss per share because the inclusion in the loss per share computation would be anti-dilutive. See footnotes (2) and (6) for additional detail.

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. We included the additional 25,240,676 shares available to Rochon Capital as discussed in footnote (2) in the calculation of basic and diluted shares as the conditions were met during the quarter-ended March 31, 2014 for the shares to be available for issuance. We did not include the outstanding warrants nor the shares issuable upon the conversion of the Convertible Note issued to RCP V as discussed in footnote (6) in the calculation of dilutive shares because we recorded losses from continuing operations, therefore, the effect would be anti-dilutive.

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

On May 6, 2014, we issued warrants to purchase up to 12,500 and 6,250 shares of our Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

On October 16, 2014, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company filed an amendment to its Articles of Incorporation with the Secretary of State of Florida (the "Amendment") to effectuate the Stock Split and to reduce proportionately the number of its authorized shares of common stock from 5,000,000,000 shares of common stock to 250,000,000 shares of common stock and the number of its authorized shares of preferred stock from 10,000,000 shares of preferred stock to 500,000 shares of preferred stock. As of that date, each 20 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares that remain after the Stock Split have been rounded up to the nearest whole number of shares. All options, warrants and convertible securities of the Company outstanding immediately prior to the Stock Split have been appropriately adjusted by dividing the number of shares of common stock into which the options, warrants and convertible securities are exercisable or convertible by 20 and multiplying the exercise or conversion price thereof by 20, as a result of the Stock Split. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable to reflect the reverse stock split.

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

We seek to acquire companies primarily in the direct selling (micro-enterprise) business and companies potentially engaging in businesses related to micro-enterprise and to build within this sector an interconnected "network of networks," in which social connections aided by the power of social media will be combined with relationship-based commerce (that is, commerce conducted between friends, neighbors, relatives and colleagues). Our goal is to form a virtual, online economy with the sellers and customers from the businesses we acquire, which will offer its members a myriad of benefits and advantages. Our acquisitions form the platform for this growing online economy.

Through a series of seven recent acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. In addition to our acquisition of TLC, we completed the acquisition of the assets or stock of the following companies in 2013 and during the first quarter of 2014: Your Inspiration at Home, Ltd., an Australian company ("YIAH") (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc., a Colorado company ("TBT") (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC ("Agel") (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited ("MSK"), (a direct seller of a unique line of gourmet food products), Paperly, LLC ("Paperly"), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC ("Upper Case") (a direct seller of customizable vinyl expressions for display on walls). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC ("Golden Girls") (a direct seller and purchaser of jewelry for cash), but have not yet closed this transaction. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

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

Results of Operations

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

During the quarter ended March 31, 2014, our gross sales were $26.7 million compared to $4.3 million for the quarter ended March 31, 2013. Revenues by product groups are shown in the table below (dollars in thousands):

	Three Months ended March 31,
	2014	2013
Gourmet Food Products	$963	—
Home Décor	$15,022	$3,999
Nutritionals and Wellness	$10,202	—
Publishing & Printing	$294	$269
Other	$190	—

Operating Losses

Our operating loss was $2.7 million for the three months ended March 31, 2014, as compared to $1.0 million for the three months ended March 31, 2013. The increase in operating losses was the result of the six acquisitions completed in 2013.

Operating Expenses

Commissions and Incentives

Commissions and incentives represent costs to compensate and incentivize members of our independent sales force. These expenses may include costs for certain corporate sponsored events that contain qualification requirements in order for individuals to attend. During the three months ended March 31, 2014, we incurred approximately $7.0 million in commissions and incentives costs, compared to $0.6 million for the three months ended March 31, 2013, respectively. The increase is primarily due to increased commissions paid as a result of the numerous companies that we acquired.

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

Net cash provided by investing activities for the quarter ended March 31, 2014 was $4.4 million, as compared to $0.1 for the quarter ended March 31, 2013. Net cash provided by investing activities was the result of $3.4 million in sales of marketable securities in addition to $1.3 million associated with TLC's sale of a building in the ECO Business Park in Frazeysburg, Ohio. The cash inflows were offset by $0.3 million in capital expenditures primarily associated with our information technology implementation.

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

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 1A. "Risk Factors" included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to "CVSL," "we," "us," "our," and refer to CVSL Inc. and its subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 which are incorporated by reference herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2014, CVSL issued 15,890 shares of Common Stock to the five former shareholders of My Secret Kitchen Ltd. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On January 6, 2014, CVSL issued 7,796 shares of Common Stock to Paperly, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On January 7, 2014, CVSL issued 28,627 shares of Common Stock to Lega Enterprises, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchaser of the securities represented that they were "accredited investors" under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On April 24, 2014, pursuant to the acquisition of the assets of Uppercase Living, LLC, CVSL issued 12,725 shares of Common Stock to UL SLC, LLC. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities represented that they were "accredited investors" under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on August 30, 2012).
3.2	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on June 28, 2011).
3.3	Amendment to Bylaws of Computer Vision Systems Laboratories, Corp., effective as of September 28, 2012 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
3.4	Articles of Incorporation of Happenings Communications Group, Inc., filed with the Texas Secretary of State on March 4, 1996, as amended (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
3.5	Amended and Restated Bylaws of Happenings Communications Group, Inc. (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on May 30, 2013).
3.7	Articles of Amendment to the Articles of Incorporation. (incorporated by reference to Exhibit 3.7 of our Current Report on Form 10-Q for the period ended June 30, 2013 and filed with the Commission on August 14, 2013).
10.1	Registration Rights Agreement, dated September 25, 2012, by and between Computer Vision Systems Laboratories, Corp. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).

Exhibit No.	Description
10.2	Indemnification Agreement entered into between Computer Vision Systems Laboratories, Corp. and John P. Rochon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2012).
10.3	Purchase Agreement, dated March 15, 2013, by and among Computer Vision Systems Laboratories, Corp., The Longaberger Company, TMRCL Holding Company, TMRCL Holding LLC, and The Longaberger Company Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.4	Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.5	Subscription Agreement, dated March 14, 2013, by and between the Company and The Longaberger Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.6	Promissory Note, dated March 14, 2013, in the original principal amount of $4,000,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.7	Guarantee Agreement, dated March 14, 2013, made by Computer Vision Systems Laboratories, Corp (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on March 20, 2013).
10.8	Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger. Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 22, 2013).*
10.9	Convertible Subordinated Unsecured Promissory Note, dated December 12, 2012, in the original principal amount of $20,000,000, from Computer Vision Systems Laboratories, Corp., a Florida corporation (as Maker), to Richmont Capital Partners V LP, a Texas limited partnership (as Payee) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 18, 2012).
10.10	Convertible Subordinated Unsecured Note Purchase Agreement, dated December 12, 2012, by and between Computer Vision Systems Laboratories, Corp., a Florida corporation, and Richmont Capital Partners V LP, a Texas limited partnership (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on December 18, 2012).
10.11	Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., a Texas corporation (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the Commission on March 29, 2013).
10.13	First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).
10.14	Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 21, 2013).
10.15	Asset Purchase Agreement, dated September 25, 2013, between Agel Enterprises, Inc. and Agel Enterprises LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).

Exhibit No.	Description
10.16	Purchase Money Note issued by Agel Enterprises, Inc. in the principal amount of $1,700,000. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on October 1, 2013).
21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Commission on March 31, 2014).
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
32.1	Certification pursuant to 18 U.S.C. Section 1350.**
32.2	Certification pursuant to 18 U.S.C. Section 1350.**
101.INS	Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

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