Form 10-Q/A
period 2014-06-30
CVSL INC.
filed 2014-10-22
CIK 1403085

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

 FORM 10-Q/A
EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Original Form 10-Q") which was originally filed on August 14, 2014. The Company is filing this Amendment in response to comments received from the Securities and Exchange Commission (the "SEC"). This Amendment only amends and restates the information in Items 1 and 2 of Part 1 and Items 1A, 2, and 6 of Part II of the Original Form 10-Q, as permitted by the rules and regulations of the SEC.

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

All share amounts and per share calculations in this Amendment reflect the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20 which we effected on October 16, 2014.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

CVSL Inc.

PART I. Financial Information

Item 1.    Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited) June 30, 2014	(Audited) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,176,351	$3,876,708
Marketable securities	5,223,472	11,830,252
Accounts receivable, net	777,871	780,237
Inventory, net	17,607,749	18,734,294
Other current assets	2,983,941	2,948,717

Total current assets	30,769,384	38,170,208
Property, plant and equipment, net of accumulated depreciation	21,025,616	22,847,854
Goodwill	4,736,771	4,422,928
Intangibles, net	3,660,930	3,764,063
Other assets	955,769	617,795

Total assets	$61,148,470	$69,822,848

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$10,767,036	$10,471,121
Accounts payable—related party	—	181,858
Lines of credit	7,944,270	9,806,002
Accrued commissions	4,485,547	3,740,846
Deferred revenue	3,154,541	1,661,851
Current portion of long-term debt	711,398	1,128,674
Other current liabilities	5,621,187	7,881,994

Total current liabilities	32,683,979	34,872,346
Long-term debt	25,694,232	25,594,722
Other long-term liabilities	889,164	499,640

Total liabilities	59,267,375	60,966,708

Commitments & contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized; 24,385,617 and 24,356,989 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	2,439	2,436
Additional paid-in capital	15,098,690	14,408,770
Accumulated other comprehensive loss	(80,481)	(767,569)
Accumulated deficit	(19,767,575)	(13,085,777)

Total stockholders' equity (deficit) attributable to CVSL stockholders'	(4,746,927)	557,860
Stockholders' equity attributable to noncontrolling interest	6,628,022	8,298,280

Total stockholders' equity	1,881,095	8,856,140

Total liabilities and stockholders' equity	$61,148,470	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$24,586,118	$20,575,794	$51,257,039	$24,843,804
Program costs and discounts	(5,220,414)	(5,327,012)	(10,196,353)	(6,358,982)

Net revenues	19,365,704	15,248,782	41,060,686	18,484,822
Costs of sales	5,862,635	7,756,963	13,878,643	9,153,149

Gross profit	13,503,069	7,491,819	27,182,043	9,331,673
Commissions and incentives	6,004,515	2,689,836	12,978,029	3,203,947
Gain on sale of assets	(140,985)	—	(406,912)	—
Selling, general and administrative	11,745,831	8,140,390	21,455,360	10,454,806

Operating loss	(4,106,292)	(3,338,407)	(6,844,434)	(4,327,080)
Loss on marketable securities	58,289	—	552,085	—
Interest expense, net	213,459	367,052	479,378	604,048

Loss before income tax provision	(4,378,040)	(3,705,459)	(7,875,897)	(4,931,128)
Income tax provision	212,921	—	491,921	—

Net loss	(4,590,961)	(3,705,459)	(8,367,818)	(4,931,128)
Net loss attributable to noncontrolling interest	(1,046,175)	(808,117)	(1,686,020)	(784,672)

Net loss attributed to CVSL stockholders	$(3,544,786)	$(2,897,342)	$(6,681,798)	$(4,146,456)

Basic and diluted loss per share:
Weighted average common shares outstanding	49,641,569	49,626,292	49,644,148	49,626,292
Net loss per share attributable to CVSL stockholders	$(0.07)	$(0.06)	$(0.13)	$(0.08)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,590,961)	$(3,705,459)	$(8,367,818)	$(4,931,128)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	183,824	—	652,761	—
Foreign currency translation adjustment	43,929	—	34,327	—

Other comprehensive income	227,753	—	687,088	—

Comprehensive loss	(4,363,208)	(3,705,459)	(7,680,730)	(4,931,128)
Comprehensive loss attributable to noncontrolling interest	(1,046,175)	(808,117)	(1,686,020)	(784,672)

Comprehensive loss attributable to CVSL stockholders	$(3,317,033)	$(2,897,342)	$(5,994,710)	$(4,146,456)

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

Reclassifications

The Company reclassified certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 ("Form 10-Q") to conform to our consolidated financial statements presented for the year ended December 31, 2013 on its Form 10-K/A and the quarter ended June 30, 2014. These changes had no impact on operating or net income. The operating losses of $3,338,407 and $4,327,080 for the three and six months ended June 30, 2013, respectively, in this Form 10-Q/A are the same as previously presented. For the three and six months ended June 30, 2013 commission and incentives expense of $2,689,836 and $3,203,947, respectively, is now shown as a separate expense line item as opposed to being included in program costs and discounts. Program costs and discounts decreased $2,327,355 and $2,820,009 for the three and six months ended June 30, 2013. Miscellaneous revenues of $458,926 and $554,602 that had previously been classified as an offset to selling, general and administrative costs has been reclassified as revenue for the three and six months ended June 30, 2013, respectively. Gross profit increased $2,974,689 and $3,591,502 for the three and six months ended June 30, 2013 as a result of the reclassification.

The intial presentation relating to commissions and incentives were included in both program costs and discounts and in selling, general and administrative expenses in the consolidated financial statements of operations. Certain personal sales incentives were presented in program costs and discounts as they represent what are referred to as retained commissions in the party plan segment of the direct selling industry. Other commissions related to a consultant's downline (override commissions) were recorded and presented in selling, general and administrative expenses. As we acquired other companies in the direct selling industry, we noticed variations of compensation plans and presentation in the statements of operations. As a result, we decided to standardize our presentation of commissions and incentives. We added the commissions and incentives category for the year-ended December 31, 2013. During the first quarter ended March 31, 2014 and 2013, and the second quarter ended June 30, 2014 and 2013, we presented the commissions and incentives based on the presentation for the year-ended December 31, 2013.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

Significant Accounting Policies

CVSL has expanded its disclosure of the policies below in response to certain comments from the Securities and Exchange Commission. Other than the expanded disclosure below there have been no material changes to the Company's significant accounting policies during the three and six months ended June 30, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Company's consolidated financial statements in the Form 10-K/A.

Revenue Recognition and Deferred Revenue

In the ordinary course of business, CVSL receives payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company's consolidated balance sheets. Certain incentives offered to our independent sales representatives and their customers, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of net revenues. At June 30, 2014 and December 31, 2013, our allowance for sales returns totaled $226,603 and $221,396, respectively.

Program Costs and Discounts

Program costs and discounts represent various methods of promoting our products. CVSL offers benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which may vary depending on the value of the orders placed and general discounts on our products.

Goodwill and Other Intangibles

CVSL management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions. Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. After the Share Exchange Agreement in 2012, we determined that the goodwill associated with that acquisition was impaired. As a result, we recorded $2,488,708 in goodwill impairment that represented all goodwill associated with the Share Exchange Agreement. The impairment charge is included in the consolidated statements of operations. Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded.

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

(2) Acquisitions, Dispositions and Other Transactions

Uppercase Living

On March 14, 2014, UAI, a wholly-owned subsidiary of CVSL, acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. CVSL assumed $512,195 of seller's liabilities that existed prior to the transaction and agreed to issue 12,725 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. CVSL also delivered 16,195 shares of our common stock at a fair value of $123,081 to escrow accounts for up to 24 months that will be issued to the seller upon remediation of certain closing conditions. CVSL also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of June 30, 2014. Goodwill arising from the transaction totaled $469,065. CVSL recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that management anticipates and the overall benefits of bringing additional consultants into the CVSL network.

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

The Longaberger Company

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio. The transaction resulted in CVSL acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6.5 million convertible note and a $4.0 million promissory note. The acquisition was accounted for under the purchase method of accounting and TLC is a consolidated subsidiary of CVSL.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6.5 million (the "Note") that CVSL issued to the Tamala L. Longaberger Trust (the "Trust") as part of the consideration of the acquisition of TLC, CVSL issued the Trust 1,625,000 shares of Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, Rochon Capital Partners, Ltd. entered into an Equity Contribution Agreement with CVSL pursuant to which Rochon Capital Partners, Ltd. contributed to CVSL for no consideration 1,625,000 shares of Common Stock to offset the shares issued to the Trust. As a result, CVSL's issued and outstanding shares of Common Stock remained at 24,385,617. The returned shares were cancelled and are not being held as treasury shares.

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

On April 12, 2013, CVSL filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation's common stock from 490,000,000 to 5,000,000,000 shares (the "Increase" prior to the Company's 1-for-20 reverse stock split effected on October 16, 2014) and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") which was effectuated on May 27, 2013. CVSL's shareholders holding a majority of its outstanding shares of common stock approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

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

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), CVSL signed, closed, and received, as the maker, $20.0 million in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million (the "Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the "Purchase Agreement"). The Note is (i) an unsecured obligation of CVSL and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by CVSL. Principal payments of

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

$1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at CVSL's option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

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

On June 12, 2014, CVSL and RCP V entered into a Second Amendment to Convertible Subordinated Unsecured Promissory Note (the "Second Amendment"), which amends the Note. The Second Amendment amends the Note to extend the date of mandatory conversion of the Note. As amended by the Second Amendment, the original principal amount of, and all accrued interest under, the Note is convertible mandatorily into shares of the Company's common stock (subject to a maximum of 3,200,000 shares being issued) within ten days after June 12, 2015, or such earlier time as may be mutually agreed upon by the Company and RCP V. All other terms and conditions of the Note remain unchanged and in effect.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of CVSL, is a limited partner of RCP V. John Rochon, Jr. is a director of CVSL and the son of John P. Rochon, CVSL's Chairman, President, and Chief Executive Officer.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, CVSL issued a $4.0 million Promissory Note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, CVSL issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI's acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6.5 million term loan from Key Bank. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan.

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

Lines of Credit

Key Bank

Prior to payoff in full on July 31, 2014, TLC had a line of credit agreement through October 23, 2015. Under the agreement, TLC had available borrowings up to $12.0 million, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest at June 30, 2014 and December 31, 2013 was 3.94% and 3.94%, respectively. The balance was $6,633,250 and $8,067,573 on June 30, 2014 and December 31, 2013, respectively. The line of credit was collateralized by substantially all assets of TLC. TLC was subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with all other the financial covenants for the period ended June 30, 2014. The loan is included in the lines of credit on our consolidated balance sheets.

On July 31, 2014, TLC has repaid in full all remaining line of credit amounts with proceeds from a Sale Leaseback transaction, as described in Subsequent Events in footnote (15).

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

Outstanding Warrants

On May 6, 2014, CVSL issued warrants to purchase up to 12,500 and 6,250 shares of its Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance approximated $116,000.

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

(11) Share-based compensation plans

CVSL has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under its incentive-based compensation plan. CVSL classifies the awards as a liability as the value of the award will be settled in cash. As of June 30, 2014, we have 282,750 equivalent shares of stock appreciation rights ("SARs") outstanding. During the six months ended June 30, 2014, CVSL has granted 752,499 SARs and have forfeitures of 27,500. The SARs are remeasured each reporting period and is recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. SARs expense for the three and six months ended June 30, 2014 was $311,453 and $397,965, respectively, as compared to $113,750 for the three and six months ended June 30, 2013. The SARs are included in selling, general and administrative expenses in the Company's consolidated statement of operations. As of June 30, 2014, total unrecognized compensation cost related to unvested SARs was $2,356,016.

(12) Loss per share attributable to CVSL

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The Company included the additional 25,240,676 shares available to Rochon Capital discussed in footnote (2) in the calculation of basic and diluted shares as the conditions were met for the shares to be available for issuance. The Company did not include the outstanding warrants nor the shares issuable upon the conversion of the Convertible Note issued to RCP V discussed in footnote (6) in the calculation of dilutive shares because we recorded losses from continuing operations; therefore, the effect would be anti-dilutive.

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

(14) Segment Information

CVSL operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by an independent sales force around the world. For the six months ended June 30, 2014, 32% of our revenues were generated in international markets with 29%, or $15.0 million derived from countries in Europe (primarily Russia and Italy). One hundred percent of our revenues were domestically generated for the six months ended June 30, 2013. We do not view any product groups as segments but have grouped similar products into the following the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the six months ended June 30, 2014, approximately $2.6 million or 5.1% of our revenues were derived from the sale of gourmet food products, $20.2 million or 39.3% of our revenues were derived from the sale of nutritional and wellness products, $27.5 million or 53.6% of our revenues were derived from the sale of home décor products, $0.6 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.8% of our revenues were derived from the sale of our other products. For the six months ended June 30, 2013, $24.3 million or 98.0% of our revenues were derived from the sale of home décor products, and $0.5 million or 2.0% of our revenues were derived from the sale of our publishing and printing services and products. Substantially all our long-lived assets are located in the U.S. Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(14) Segment Information (Continued)

reportable business segment. Revenues by product groups are shown in the table below (dollars in thousands):

	Six Months ended June 30,
	2014	2013
Gourmet Food Products	$2,608	—
Home Décor	$27,458	$24,349
Nutritionals and Wellness	$20,156	—
Publishing & Printing	$613	$495
Other	$422	—

(15) Subsequent Events

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

On July 2, 2014, CVSL issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a term of one year from its issuance date; provided, however, that the term will be extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

On July 9, 2014, we issued 5,316 shares of common stock to a director as director compensation and an aggregate of 5,264 shares of restricted common stock (for which restrictions lapse on July 8, 2015) to two newly appointed directors for compensation for their service as directors.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10% per annum and matures July 11, 2015 and is guaranteed by CVSL. The company's failure to comply with the obligations under the note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of AEI if the default materially affects any of AEI property or AEI ability to repay the note or perform its obligation under the note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(15) Subsequent Events (Continued)

not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 31, 2014, TLC, a subsidiary of CVSL and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million ($4.4 million of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

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

On October 10, 2014, the Company entered into a second amendment to that certain Share Exchange Agreement, as amended, with Rochon Capital (as further amended, the "Amended Share Exchange Agreement"), which will become effective upon the consummation of the Company's proposed current public offering, and which limits Rochon Capital's right or the right of a Permitted Transferee (as defined below) to be issued the 25,240,676 shares of the Company's common stock it is currently entitled to receive under the Share Exchange Agreement, as amended (the "Second Tranche Parent Stock") solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of the Company's shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

In addition, Rochon Capital has agreed to irrevocably waive its right to, and has agreed that it will not (i) sell, pledge, convey or otherwise transfer all or any part of the Second Tranche Parent Stock or the right to received the Second Tranche Parent Stock to any person or entity other than to (x) John P. Rochon or his wife, or both, or William John Philip Rochon (each a "Permitted Transferee") or (y) the Company, as set forth below, and (ii) be entitled to receive any cash dividends or cash distributions of any kind with respect to the Second Tranche Parent Stock, except as specifically provided below. Rochon Capital further agreed that the Second Tranche Parent Stock shall be redeemed by the Company upon receipt of a cash payment by Rochon Capital from the Company of One Million Dollars ($1,000,000) if any of the following

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(15) Subsequent Events (Continued)

events occur: (i) the Company's liquidation or dissolution; (ii) the Company's merger with or into another entity where the holders of its common stock prior to the merger do not own a majority of its common stock immediately after the merger (while specifically excluding the Second Tranche Parent Stock from such calculation); (iii) the sale of all or substantially all of the Company's assets; (iv) the death of John P. Rochon, in which case the redemption shall be limited to Second Tranche Parent Stock that has not been transferred by Rochon Capital; (v) a change of control of Rochon Capital such that a majority of the equity of Rochon Capital is not owned by John P. Rochon or immediate family members of John P. Rochon; and (vi) John P. Rochon having been found guilty or having pled guilty or nolo contendere to any act of embezzlement, fraud, larceny or theft on or from the Company. Rochon Capital has also agreed that the Second Tranche Parent Stock will be automatically redeemed by the Company for nominal consideration if any of the following events should occur: (i) the Company commences a voluntary case under Title 11 of the United States Code or the corresponding provisions of any successor laws; (ii) an involuntary case against the Company is commenced under Title 11 of the United States Code or the corresponding provisions of any successor laws and either (A) the case is not dismissed by midnight at the end of the 90th day after commencement or (B) the court before which the case is pending issues an order for relief or similar order approving the case; or (iii) a court of competent jurisdiction appoints, or the Company makes an assignment of all or substantially all of its assets to, a custodian (as that term is defined in Title 11 of the United States Code or the corresponding provisions of any successor laws) for the Company or all or substantially all of its assets.

Rochon Capital has agreed to irrevocably authorize and direct the Company's transfer agent to place a permanent stop order on the Second Tranche Parent Stock and to add a corresponding restrictive legend on the certificate or certificates representing the Second Tranche Parent Stock.

On October 10, 2014, pursuant to the Second Amendment entered into on June 12, 2014, the Company and Richmont Capital Partners V LP mutually agreed to convert the Convertible Subordinated Unsecured Promissory Note, dated December 12, 2012, in the original principal amount of $20,000,000, into 3,200,000 shares of the Company's common stock which conversion will become effective upon the consummation of the Company's proposed current public offering.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q/A. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors."

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

Through a series of seven recent acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. In addition to our acquisition of TLC, we completed the acquisition of the assets or stock of the following companies in 2013 and during the first quarter of 2014: Your Inspiration at Home, Ltd., an Australian company ("YIAH") (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc., a Colorado company ("TBT") (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC ("Agel") (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited ("MSK"), (a direct seller of a unique line of gourmet food products), Paperly, LLC ("Paperly"), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC ("Uppercase") (a direct seller of customizable vinyl expressions for display on walls). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC ("Golden Girls") (a direct seller and purchaser of jewelry for cash), but have not yet closed this transaction. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

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

Our combined revenues have increased significantly as a result of the acquisitions we have made in the past 18 months. Our revenues increased by $84.0 million for the year ended December 31, 2013 as compared to our revenues for the year ended December 31, 2012 and our operating losses for the year ended December 31, 2013 increased by $4.5 million as compared to our operating losses for the year ended

December 31, 2012. Our revenues were $24.6 million and $51.3 million for the three and six months ended June 30, 2014, respectively, as compared to our revenue of $20.6 million and $24.8 million for the three and six months ended June 30, 2013, respectively. Our operating losses for the three and six months ended June 30, 2014 increased by $0.8 million and $2.5 million, respectively, as compared to our operating losses for the three and six months ended June 30, 2013. Collectively, TLC, Agel and YIAH represented over 90% of our reported revenues in 2013. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the year ended December 31, 2013, approximately $1.5 million or 1.7% of our revenues were derived from the sale of gourmet food products, $9.3 million or 11.0% of our revenues were derived from the sale of nutritional and wellness products, $72.7 million or 85.6% of our revenues were derived from the sale of home décor products, $1.0 million or 1.1% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.5% of our revenues were derived from the sale of our other products. During the year ended December 31, 2012, all of our revenues were derived from the sale of our publishing and printing services and products. For the six months ended June 30, 2014, approximately $2.6 million or 5.1% of our revenues were derived from the sale of gourmet food products, $20.2 million or 39.3% of our revenues were derived from the sale of nutritional and wellness products, $27.5 million or 53.6% of our revenues were derived from the sale of home décor products, $0.6 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.8% of our revenues were derived from the sale of our other products. For the six months ended June 30, 2013, $24.3 million or 98.0% of our revenues were derived from the sale of home décor products, and $0.5 million or 2.0% of our revenues were derived from the sale of our publishing and printing services and products.

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

The largest demographic factor affecting our business is the aging of the population. As a sales force and customer base ages, in some cases their selling or buying power could decrease. Offsetting this is the fact that aging also allows more free time to carry on a part-time business, and aging consumers often make purchases for children and grandchildren. As a sales force ages, it is necessary to try to replace retiring members with younger recruits. We are attempting to do this by marketing more effectively to younger demographics, such as through the use of technology. The male/female demographic's affect on our business depends upon the company: some CVSL companies are predominantly male, others female.

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

Overview of Recently Acquired Companies and Companies to be Acquired

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

Along with its well-respected brand, its hand-crafted products and its loyal sales force, one of the many aspects of TLC's operation that was attractive to us was its abundance of assets. TLC had $15.6 million in inventory as of December 31, 2013, compared to $19.3 million at December 31, 2012, with further reductions planned in future quarters. We have worked with TLC to begin reducing its inventory through selling more items online, through TLC's showrooms (which provide commissioned sales to members of its independent sales force) and by expanding into new territories. Another challenge we have faced with TLC is bringing its costs and selling, general and administrative expenses under control. We believe the sale of excess inventory will help us to generate cash, which will help us to reduce our liabilities and fund our operations.

Another characteristic of TLC which we found attractive was the variety of fixed assets and real estate that were being underutilized in TLC's operations. We intend to make use of these assets at our other CVSL companies (including those we own now and those we will acquire in the future). For example, YIAH has begun operations in North America, operating out of TLC's Newark, Ohio office building and Project Home has shifted inventory and distribution to TLC's Ohio facilities. While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets which can be sold to further reduce our liabilities and generate positive cash.

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Pty. Ltd., an Australian corporation, which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America during the third quarter of 2013. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our common stock and the assumption of liabilities of $140,647 in connection with the acquisition.

Project Home

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct seller of a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition.

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc., a Delaware corporation which acquired substantially all of the assets of Agel Enterprises, LLC. Agel is a direct selling business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. Agel's products are sold in over 40 countries. Agel acquired substantially all the assets of Agel Enterprises, LLC in exchange for total consideration of 372,330 shares of our common stock (of which 28,628 shares were issued in January 2014), the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million and the assumption of $9.1 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional $1.7 million purchase money note.

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

My Secret Kitchen

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of MSK, an award-winning United Kingdom-based direct seller of a unique line of food products. We acquired substantially all the stock of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn-out of 5% of MSK's EBITDA from 2014 to 2016. The shares of our common stock for this acquisition were issued in January 2014. At the time of the acquisition, MSK had $168,515 in liabilities, which after the transaction were reflected in our financial statements.

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

Recent Developments

On July 31, 2014, TLC and CFI entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by

CFI and the aggregate purchase price was $15.8 million ($4.4 million of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our substantial growth during 2013 results in significant challenges in the comparison of year over year results. As described above, we acquired TLC during the first quarter of 2013, YIAH during the third quarter of 2013, Project Home, AEI, MSK and Paperly during the fourth quarter of 2013 and Uppercase Living in the first quarter of 2014. As such, we caution that a comparative discussion of our results of operations for the three and six months ended June 30, 2014 and 2013, may not be meaningful on a quantitative or qualitative basis.

In addition, our consolidated financial statements for the six months ended June 30, 2013 reflect only partial-quarter revenue for TLC and no revenue for any other companies we acquired in 2013, as these companies were all acquired after June 30, 2013.

During the three and six months ended June 30, 2014, our revenues were $24.6 million and $51.3 million, respectively, as compared to $20.6 million and $24.8 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, TLC, Agel and YIAH collectively represented over 90% of the reported revenues. For the six months ended June 30, 2014, approximately $2.6 million or 5.1% of our revenues were derived from the sale of gourmet food products, $20.2 million or 39.3% of our revenues were derived from the sale of nutritional and wellness products, $27.5 million or 53.6% of our revenues were derived from the sale of home décor products, $0.6 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.8% of our revenues were derived from the sale of our other products. For the six months ended June 30, 2013, $24.3 million or 98.0% of our revenues were derived from the sale of home décor products, and $0.5 or 2.0% of our revenues were derived from the sale of our publishing and printing services and products. Revenues by product groups are shown in the table below (dollars in thousands):

	Six Months ended June 30,
	2014	2013
Gourmet Food Products	$2,608	—
Home Décor	$27,458	$24,349
Nutritionals and Wellness	$20,156	—
Publishing & Printing	$613	$495
Other	$422	—

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

Selling, General and Administrative

Our selling, general and administrative costs were $11.7 million and $21.5 million for the three and six months ended June 30, 2014, respectively, as compared to $8.1 million and $10.5 million for the three and six months ended June 30, 2013, respectively. The increase is primarily the result of the addition of various administrative departments at each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional and legal fees associated with the acquisitions and the pursuit of potential acquisitions. Included in selling, general and administrative expenses are fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. For the three and six months ended June 30, 2014, we recorded $0.5 million and $1.0 million in reimbursement expenses, respectively, as compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

Loss on Marketable Securities

Our loss on marketable securities for the three and six months ended June 30, 2014 totaled $58,000 and $0.6 million, respectively. We did not have any investments for the three and six months ended June 30, 2013.

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

The table below reflects our highly liquid assets as of June 30, 2014 and December 31, 2013:

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

Our principal uses of cash have included legal and professional fees associated with our acquisitions, legal, due diligence and other fees related to other potential acquisitions and the cost of buying inventory. We plan to continue acquiring additional businesses engaged in direct selling and intend to fund such acquisitions primarily by issuing shares of our common stock as consideration. To the extent that we need to pay cash as a portion of the acquisition consideration, we expect to use our cash on hand and, to the extent necessary, to raise any additional cash through debt and/or equity financing. We expect to fund any large acquisitions from a combination of the proceeds of our planned issuance of equity securities and potentially through other public or private equity or debt offerings. We believe that additional debt or equity financing will be available to us based on the assets and financials of any potential acquisition candidate we would consider and based on management's experience with debt and equity financings. We expect to be able to raise capital from lenders and equity investors who will understand our direct selling acquisition strategy, but there is no assurance that we will be able to raise the capital.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2014 was $5.0 million, as compared to net cash used in operating activities of $0.4 million for the six months ended June 30, 2013. Our principal uses of cash have included legal and professional fees associated with our acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash provided by investing activities for the six months ended June 30, 2014 was $7.4 million, as compared to $84,000 for the six months ended June 30, 2013. Net cash provided by investing activities was the result of $6.2 million in sales of marketable securities in addition to $1.8 million associated with TLC's sale of a building in the ECO Business Park in Frazeysburg, Ohio and three properties in Dresden, Ohio. The cash inflows were offset by $0.6 million in capital expenditures primarily associated with our information technology implementation.

Net cash used in financing activities was $2.6 million for the six months ended June 20, 2014 as we paid down $1.9 million on our lines of credit and paid $0.8 million in debt primarily related to the payoff of the term loan with Key Bank. During the six months ended June 30, 2013, we used $0.2 million, primarily related to long-term debt payments.

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

Subsequent to June 30, 2014, Agel issued two promissory notes in the aggregate principal amount of $958,000 to Tamala L. Longaberger. The two notes issued by Agel to Tamala L. Longaberger and the note issued by TLC to Tamala L. Longaberger bear interest at 10% per annum. The note in the principal amount of $42,000 matures on June 27, 2015 and the other notes in the principal amounts of $158,000 and $800,000 mature on July 1, 2015 and July 11, 2015, respectively. The notes may be prepaid in whole or in part at any time without premium or penalty. The notes also provide for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the notes.

On July 31, 2014, we entered into the Master Lease Agreement in connection with the Sale Leaseback Agreement. TLC used approximately $6.2 million from the proceeds of the sale of certain real estate owned by TLC to repay the outstanding balance owed under the Key Bank Line of Credit.

The schedule of maturities of our long-term debt is as follows:

2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), we received cash proceeds of $20.0 million and issued to RCP V, a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million. The note is an unsecured obligation and subordinated to any bank, financial institution, or other lender providing funded debt to us (or any direct or indirect subsidiary of ours), including any debt financing provided by the sellers of any entity(ies) that we may acquire. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%. Interest is payable on each anniversary of the Issuance Date; however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

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

On June 12, 2014, we and RCP V entered into a Second Amendment to Convertible Subordinated Unsecured Promissory Note (the "Second Amendment"), which amends the Note. The Second Amendment amends the Note to extend the date of mandatory conversion of the Note. As amended by the Second Amendment, the original principal amount of, and all accrued interest under, the Note is convertible mandatorily into shares of the Company's common stock (subject to a maximum of

3,200,000 shares being issued) within ten days after June 12, 2015, or such earlier time as may be mutually agreed upon by us and RCP V. All other terms and conditions of the Note remain unchanged and in effect.

John Rochon, Jr., our Vice Chairman and one of our directors and the son of our Chief Executive Officer, is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of CVSL, is a limited partner of RCP V.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, we issued a $4.0 million Promissory Note pursuant to the terms of the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, CVSL issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) pursuant to the Asset Purchase Agreement between AEI and Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, matures on October 22, 2018 and is payable in equal monthly installments of outstanding principal and interest.

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6.5 million term loan from Key Bank. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan.

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

Line of Credit Payable—Key Bank

In July 2014, we used the proceeds that we received under the Sale Leaseback Agreement to repay all amounts owed under the TLC line of credit with Key Bank. TLC had a line of credit agreement through October 23, 2015. Under the agreement with Key Bank, TLC had available borrowings of up to $12.0 million, calculated in accordance with a formula primarily based on accounts receivable and inventory. The interest rate for the line of credit was based on Key Bank's prime rate plus 1.75%, or LIBOR plus 3.50%. Interest at June 30, 2014 and December 31, 2013 was 3.94%. The line of credit balance was $6,633,250, at June 30, 2014, and $8,067,573 at December 31, 2013. The line of credit was collateralized by substantially all of the assets of TLC. Under the agreement, TLC was subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC was not in compliance with the fixed charge covenant for the period ended June 30, 2014. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with all other the financial covenants at June 30, 2014. The loan is included in the lines of credit on our consolidated balance sheets.

 Term loan—Key Bank

In conjunction with the Key Bank line of credit described above, on October 23, 2012, TLC obtained a $6.5 million term loan from Key Bank. The interest rate on the term loan was either Key Bank's prime rate plus 5.75%, or LIBOR plus 7.50%. The term loan was repayable in monthly installments beginning April 1, 2013 and was repayable in full on October 23, 2015. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan through monthly amortization payments and proceeds from our sale of non-core assets, primarily real estate.

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

Outstanding Warrants

On May 6, 2014, CVSL issued warrants to purchase up to 12,500 and 6,250 shares of its common stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

Contractual Obligations

As a smaller reporting company, we are not required to disclose contractual obligations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and assumptions, including those related to the valuation allowances for receivables, inventory and sales returns and allowances, the carrying value of non-current assets and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates.

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

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in Items 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on October 22, 2014.

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

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 1A. "Risk Factors" included in this Form 10-Q/A. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to "CVSL," "we," "us," "our," and refer to CVSL Inc. and its subsidiaries.

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

John P. Rochon, as our Chief Executive Officer and Chairman of our Board, and through his control of Rochon Capital, controls our Company and important matters relating to us. As a result of his positions with the Company and his voting control of our company, John P. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. John P. Rochon's control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon's ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our Company. In connection with the Share Exchange Agreement pursuant to which we acquired HCG, Rochon Capital acquired and has the right to receive an additional 25,240,676 shares of our common stock upon its request, the timing of which is in Rochon Capital's sole discretion. In addition, Richmont Capital Partners V LP, an entity controlled by John Rochon, Jr., was issued a convertible note that converts into 3,200,000 shares of our common stock on or about June 22, 2015. If the additional 25,240,676 and 3,200,000 shares are issued, John P. Rochon together with John Rochon, Jr. will control approximately 86% of our outstanding shares of common stock.

The issuance of the shares of our common stock in accordance with the Share Exchange Agreement and the conversion of any of our Convertible Notes into common shares will have a dilutive effect that could cause the share price of our common stock to decline.

Following the issuance of the Second Tranche Stock and conversion of the convertible note described above, the number of outstanding shares of our common stock will increase to in excess of 50,000,000, with approximately 200,000,000 shares of our common stock available for issuance and John P. Rochon together with John Rochon, Jr. will beneficially own approximately 86% of our outstanding shares of common stock. When the Second Tranche Stock is issued and the convertible note is converted into common stock, our existing shareholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 5,000,000,000 (prior to the company's 1-for-20 reverse stock split effected on

October 16, 2014) shares of common stock. Following the issuance of the Second Tranche Stock and the 3,200,000 shares of our common stock upon conversion of the convertible note, the number of outstanding shares of our common stock will increase to in excess of 50,000,000, with approximately 200,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

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

Our articles of incorporation, bylaws and Florida law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 500,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board without further action by shareholders. The terms of any series of preferred stock may include preferential voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2014, we issued 5,316 shares of common stock to a director as director compensation and an aggregate of 5,264 shares of restricted common stock to two directors for which restrictions lapse on July 8, 2015. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On July 2, 2014, we issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share. In consideration of a two year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a term of one year from its issuance date; provided, however, that the term will be extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

On June 5, 2014, pursuant to the acquisition of the assets of Uppercase Living, LLC, CVSL issued 16,195 shares of Common Stock to UL SLC, LLC, which shares have not yet been released and are being held in escrow subject to certain closing conditions. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities represented that they were "accredited investors" under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On May 6, 2014, we issued warrants exercisable for an aggregate of 18,750 shares of our common stock at an exercise price of $11.00 per share. The warrants are exercisable for a term of one year from their issuance date; provided, however, that the term will be extended for an additional year if on May 5, 2014 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. CVSL relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

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

Exhibit No.	Description of Exhibit
10.2	Equity Contribution Agreement, dated as of November 11, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.).
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

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

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