Form 10-Q
period 2014-09-30
CVSL INC.
filed 2014-11-14
CIK 1403085

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
or
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

        As of November 12, 2014 24,398,814 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I. Financial Information

Item 1.    Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited) September 30, 2014	(Audited) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,044,103	$3,876,708
Marketable securities	5,302,254	11,830,252
Accounts receivable, net	657,517	780,237
Inventory, net	16,692,726	18,734,294
Other current assets	2,605,490	2,948,717

Total current assets	28,302,090	38,170,208
Property, plant and equipment, net	8,501,243	22,847,854
Leased property, net	15,624,444	—
Goodwill	4,676,397	4,422,928
Intangibles, net	3,609,333	3,764,063
Other assets	5,248,732	617,795

Total assets	$65,962,239	$69,822,848

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$6,937,997	$10,471,121
Related party liabilities	1,279,533	181,858
Lines of credit	1,047,808	9,806,002
Accrued commissions	4,762,585	3,740,846
Deferred revenue	3,085,186	1,661,851
Current portion of long-term debt	698,363	1,128,674
Other current liabilities	7,718,637	7,881,994

Total current liabilities	25,530,109	34,872,346
Long-term debt	25,675,153	25,594,722
Lease liability	15,791,588	—
Other long-term liabilities	3,674,579	499,640

Total liabilities	70,671,429	60,966,708

Commitments & contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized; 24,396,195 and 24,356,989 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	2,440	2,436
Additional paid-in capital	15,230,712	14,408,770
Accumulated other comprehensive loss	(122,004)	(767,569)
Accumulated deficit	(25,419,083)	(13,085,777)

Total stockholders' equity (deficit) attributable to common stockholders	(10,307,935)	557,860
Stockholders' equity attributable to noncontrolling interest	5,598,743	8,298,280

Total stockholders' equity	(4,709,190)	8,856,140

Total liabilities and stockholders' equity	$65,962,239	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues	$24,017,441	$24,292,400	$75,274,480	$49,136,204
Program costs and discounts	(4,380,221)	(6,817,716)	(14,576,574)	(13,176,698)

Net revenues	19,637,220	17,474,683	60,697,906	35,959,506
Costs of sales	6,573,360	8,139,015	20,452,003	17,654,594

Gross profit	13,063,860	9,335,668	40,245,903	18,304,912
Commissions and incentives	5,800,665	2,809,926	18,778,694	6,013,873
Gain on sale of assets	(633,133)	—	(1,040,045)	—
Selling, general and administrative	13,656,012	7,795,106	35,111,372	17,887,482

Operating loss	(5,759,684)	(1,269,363)	(12,604,118)	(5,596,443)
(Gain) loss on marketable securities	(108,131)	—	443,954	—
Interest expense, net	712,997	411,718	1,192,375	1,015,766

Loss before income tax provision	(6,364,550)	(1,681,081)	(14,240,447)	(6,612,209)
Income tax provision	297,756	—	789,677	—

Net loss	(6,662,306)	(1,681,081)	(15,030,124)	(6,612,209)
Net loss attributable to noncontrolling interest	(1,039,039)	(163,548)	(2,725,059)	(948,220)

Net loss attributed to common stockholders	$(5,623,267)	$(1,517,533)	$(12,305,065)	$(5,663,989)

Basic and diluted loss per share:
Weighted average common shares outstanding	49,628,683	49,626,292	49,638,935	49,626,292
Net loss per share attributable to common stockholders	$(0.11)	$(0.03)	$(0.25)	$(0.11)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,662,306)	$(1,681,081)	$(15,030,124)	$(6,612,209)
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(219,096)	183,124	433,665	183,124
Foreign currency translation adjustment	156,136	40,701	190,463	40,701

Other comprehensive income (loss)	(62,960)	223,825	624,128	223,825

Comprehensive loss	(6,725,266)	(1,457,256)	(14,405,996)	(6,388,384)
Comprehensive loss attributable to noncontrolling interest	1,039,039	—	2,725,059	—

Comprehensive loss attributable to common stockholders	$(5,886,227)	$(1,457,256)	$(11,680,937)	$(6,388,384)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(15,030,124)	$(6,612,209)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,997,705	1,265,049
Loss on marketable securities	443,954	—
Interest expense	1,040,045	1,015,917
Share-based compensation	941,469	—
Provision for losses on receivables, net	185,857	—
Provision for obsolete inventory	153,819	—
Gain on sales of assets	1,192,373	15,646
Deferred income tax	223,655	—
Changes in certain assets and liabilities:
Accounts receivable	(72,404)	(499,367)
Inventory	1,995,946	2,481,794
Prepaid expenses and other	(704,802)	(17,545)
Accounts payable and accrued expenses	(2,539,771)	933,301
Accounts payable—related party	93,584	(428,835)
Deferred revenue	(1,071,605)	(259,678)
Other long-term liabilities	2,167,525	388,350

Net cash (used in) provided by operating activities	(11,367,525)	(1,717,577)
Investing activities:
Capital expenditures	(644,773)	—
Proceeds from the sale of property, plant and equipment	17,263,212	622,465
Deposit on leased asset	(4,414,174)	—
Investment in marketable securities	(3,772,839)	(16,237,359)
Sale of marketable securities	10,517,749	—
Cash acquired in acquisition	2,000	103,222

Net cash (used in) provided by investing activities	18,951,174	(15,511,672)
Financing activities:
Line of credit, net change	(699,023)	998,992
Pay off bank debt	(8,067,573)	—
Proceeds from short-term debt issuance	1,000,000	—
Repayments on long-term debt	(928,308)	(1,064,004)

Net cash (used in) provided by financing activities	(8,694,903)	(65,012)

Effect of exchange rate changes on cash	278,649	(1,601)

Increase (decrease) in cash	(832,605)	(17,295,862)
Cash and cash equivalents at beginning of year	3,876,708	19,032,392

Cash and cash equivalents at end of period	$3,044,103	$1,736,530

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$757,000	$410,000
Income taxes	$654,000	—
Non-cash transactions:
Convertible note converted to stock	—	6,563,555
Convertible note issued related to acquisition	—	6,500,000
Promissory note issued related to acquisition	—	4,000,000
Stock issued for purchase of subsidiary	607,148	1,308,763
Assets acquired in sale leaseback	15,800,000	—

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements

(1) General

Organization

Interim Financial Information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed by CVSL Inc. ("the Company," and together with the Company's consolidated subsidiaries, "we", "us" and "our"), for the year ended December 31, 2013, filed with the SEC on October 22, 2014 ("Form 10-K/A").

Reclassifications

The Company has reclassified certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 ("Form 10-Q") to conform to our consolidated financial statements presented for the year ended December 31, 2013 in our Form 10-K/A and subsequent quarters. These changes had no impact on operating or net loss. The operating losses of $1.3 million and $5.6 million for the three and nine months ended September 30, 2013, respectively, in this Form 10-Q remain unchanged. For the three and nine months ended September 30, 2013 commission and incentives expense of $2.8 million and $6.0 million, respectively, is now shown as a separate expense line item as opposed to being included in program costs and discounts. Program costs and discounts decreased $2.6 million and $5.4 million for the three and nine months ended September 30, 2013. Miscellaneous revenues of $0.5 million and $1.1 million that had previously been classified as an offset to selling, general and administrative costs have been reclassified as revenue for the three and nine months ended September 30, 2013, respectively. Gross profit increased $3.3 million and $6.5 million for the three and nine months ended September 30, 2013 as a result of the reclassification.

The intial presentation relating to commissions and incentives were included in both program costs and discounts and in selling, general and administrative expenses in the consolidated financial statements of operations. Certain personal sales incentives were presented in program costs and discounts as they represent what are referred to as retained commissions in the party plan segment of the direct selling industry. Other commissions related to a consultant's downline (override commissions) were recorded and presented in selling, general and administrative expenses. As we acquired other companies in the direct selling industry, we noticed variations of compensation plans and presentation in the statements of operations. As a result, we decided to standardize our presentation of commissions and incentives. We added the commissions and incentives category for the year-ended December 31, 2013. During the first quarter ended March 31, 2014 and 2013, the second quarter ended June 30, 2014 and 2013 and the third quarter ended September 30, 2014 and 2013, we presented the commissions and incentives based upon the presentation for the year-ended December 31, 2013.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

Significant Accounting Policies

The Company has expanded its disclosure of the policies below in response to certain comments from the SEC. Other than the expanded disclosure below there have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2014, as compared to the significant accounting policies disclosed in Note 2 of our consolidated financial statements in the Form 10-K/A for the year ended December 31, 2013.

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on our consolidated balance sheets. Certain incentives offered to our independent sales representatives and their customers, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of net revenues. At September 30, 2014 and December 31, 2013, our allowance for sales returns totaled $194,792 and $221,396, respectively.

Program Costs and Discounts

Program costs and discounts represent various methods of promoting our products. The Company offers benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which may vary depending on the value of the orders placed and general discounts on our products.

Goodwill and Other Intangibles

Our management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. After the Share Exchange Agreement in 2012, we determined that the goodwill associated with that acquisition was impaired. As a result, we recorded $2,488,708 in goodwill impairment that represented all goodwill associated with the Share Exchange Agreement. The impairment charge is included in the consolidated statements of operations for the year ended December 31, 2012. Indefinite-lived assets are measured for

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded.

Leases

Leases are contractual agreements between lessees and lessors in which lessees get the right to use leased assets for a specified period in exchange for regular payments. Capital leases resemble asset purchases because there is an implied transfer of the benefits and risks of ownership from lessor to lessee, and the lessee is responsible for repairs and maintenance. We treat asset leases as capital leases if the life of the lease exceeds 75 percent of the asset's useful life, there is an ownership transfer to the lessee at the end of the lease, the lessee purchases the asset at a "bargain" price relative to fair market value at the end of the lease or the discounted present value of the lease payments exceeds 90 percenf of the fair-market value of the asset at the beginning of the lease term.

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

In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to our businesses. We plan to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of our network of networks. Our acquisitions include:

  •
  100% ownership of Uppercase Acquisition, Inc. ("UAI") in March 2014, which operates Uppercase Living ("Uppercase Living"), a direct seller of an extensive line of customizable vinyl expressions for display on walls.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(1) General (Continued)

  •
  100.0% ownership of Paperly, Inc. in December 2013, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

  •
  A 90.0% controlling interest in My Secret Kitchen, Ltd ("MSK") in December 2013, an award-winning United Kingdom-based direct seller of a unique line of food products.

  •
  Substantially 100.0% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99.0% ownership in these subsidiaries. An individual owns an approximately 1.0% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Pleasant Grove, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

  •
  100.0% ownership of CVSL TBT LLC (which operates Project Home, formerly conducting business under the name Tomboy Tools) in October 2013, a direct seller of a line of tools designed for women, as well as home security monitoring services.

  •
  100.0% ownership of Your Inspiration At Home Pty Ltd. ("YIAH") in August 2013, an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America.

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

  •
  100.0% of Happenings Communications Group, Inc. ("HCG") in September 2012. HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses.

(2) Acquisitions, Dispositions and Other Transactions

Uppercase Living

On March 14, 2014, UAI, a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. We assumed $512,195 of seller's liabilities that existed prior to the transaction and agreed to issue 12,725 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. We also delivered 16,195 shares of our common stock at a fair value of $123,081 to escrow accounts for up to 24 months that will be issued to the seller upon remediation of certain closing conditions. We also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of September 30, 2014. Goodwill arising from the transaction totaled $469,065. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that we anticipate and the overall benefits of bringing additional consultants into our network.

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

Dispositions

On July 31, 2014, our subsidiary TLC and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

of $15.8 million. As shown in the table below, a gain on sale of approximately $2.5 million was recorded associated with the sale.

Sales Price (fair value)	$15,800,000
Transaction Fees	(956,417)

14,843,583
Book Value at July 31, 2014	$12,320,715

Gain on Sale	$2,522,868

Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Leaseback Agreement. For more details regarding the accounting for this transaction see Note 6 Long term debt and other financing arrangements.

During the quarter ended September 30, 2014, TLC sold four other properties in Ohio for gross proceeds of $657,360 for a gain on sale of $338,610. The gain on sale is included in the consolidated statement of operations.

During the quarter ended March 31, 2014, TLC sold an industrial building in Ohio for gross proceeds of $1,333,857 for a gain on sale of $271,970. During the quarter ended June 30, 2014, TLC sold three properties in Ohio for gross proceeds of $497,458 for a gain on sale of $35,309. We also had a net gain on sales of other assets of $99,633 for the six months ended June 30, 2014. The gain on sale is included in consolidated statements of operations.

The Longaberger Company

On March 18, 2013, the Company acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio. The transaction resulted in us acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6.5 million convertible note and a $4.0 million promissory note. The acquisition was accounted for under the purchase method of accounting and TLC is now our consolidated subsidiary .

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6.5 million (the "Note") that we issued to the Tamala L. Longaberger Trust (the "Trust") as part of the consideration of the acquisition of TLC, we issued the Trust 1,625,000 shares of Common Stock upon conversion of the Note.

Equity Contribution

On June 18, 2013, we entered into an Equity Contribution Agreement with Rochon Capital Partners, Ltd. pursuant to which Rochon Capital Partners, Ltd. contributed to us for no consideration 1,625,000 shares of Common Stock to offset the shares issued to the Trust. As a result, our issued and outstanding shares of Common Stock remained at 24,385,617. The returned shares were cancelled and are not being held as treasury shares.

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

On April 12, 2013, we filed Articles of Amendment to our Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of our common stock from 490,000,000 to 5,000,000,000 shares (the "Increase" prior to our 1-for-20 reverse stock split effected on October 16, 2014 as further described in Note 15 Subsequent Events) and (ii) a change in the name of the Corporation to CVSL Inc. (the "Name Change") which was effectuated on May 27, 2013. Shareholders holding a majority of the outstanding shares of common stock approved the Increase and the Name Change and the Articles of Amendment (the "Amendment") effecting such transactions.

However, at the time of the filing of the Amendment, Rochon Capital and the Company each determined that it was not in the best interests of the Company to consummate the Second Tranche Closing and the issuance of the Additional Shares at that time. As a result, the Share Exchange Agreement was amended on April 10, 2013 to provide that, among other things, the Second Tranche Closing will occur on the date specified in a written notice provided by Rochon Capital, which date shall not be prior to the 20 th calendar day following the date on which we first mailed our Information Statement to our shareholders and the date the FINRA approves the Amendment.

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

Please see Note 15, Subsequent Events for a description of actions taken on October 10, 2014 with respect to the shares issuable at Second Tranche Closing.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(2) Acquisitions, Dispositions and Other Transactions (Continued)

Sale Leaseback Agreement

As mentioned above in Dispositions, on July 31, 2014, our subsidiary TLC and CFI entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million ($4.4 million of which represents a security deposit shown in other assets which will be released to TLC over time as certain targets are met).

Concurrently with entering into the Sale Leaseback, the Company entered into a Master Lease Agreement (the "Master Lease Agreement") with CFI. The Master Lease Agreement provides for a 15-year lease term and specifies the base quarterly payment for the real estate. The base quarterly payment in the first year is $551,772 and increases 3% annually each year thereafter. During the lease term, all of the costs, expenses and liabilities associated with the real estate are to be borne by the Company, and the Company is entitled to unlimited use of the real estate. The Master Lease Agreement includes customary events of default, including non-payment by the Company of the quarterly payment or other charges due under any The Master Lease Agreement. The Company utilized the proceeds from the sale of the real estate to pay off outstanding bank debt and for working capital purposes. See Note 6 Long term debt and other financing arrangements for more information regarding the accounting treatment of this transaction.

(3) Marketable Securities

Our marketable securities as of September 30, 2014 include fixed income and equity investments classified as available for sale. At September 30, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $5.3 million. At December 31, 2013, the fair value of the equity securities totaled $1,390,355 and the fair value of the fixed income securities totaled $10,439,897. The gross proceeds from sales of our marketable securities were $4.6 million and $10.5 million for the three and nine months ended September 30, 2014, respectively, and $-0- for three and nine months ended September 30, 2013. Unrealized gain/loss on the investments for the three and nine months ended September 30, 2014 was a loss of $219,000 and a gain of $434,000, respectively. These amounts were included in the consolidated statements of comprehensive income. The Company realized gains/losses from the sale of marketable securities included in the consolidated statements of operations were a gain of $108,131 and a loss of $443,954 for the three and nine months ended September 30, 2014, respectively, and realized gains of $348,716 for the three and nine months ended September 30, 2013.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30, 2014	December 31, 2013
Raw material and supplies	$3,202,724	$2,640,842
Work in process	286,247	339,581
Finished goods	13,203,755	15,753,871

	$16,692,726	$18,734,294

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(4) Inventory (Continued)

Our reserve for inventory obsolescence at September 30, 2014 and December 31, 2013 was $104,000 and $124,000, respectively.

(5) Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Land and improvements	$699,308	$3,049,765
Buildings and improvements	6,357,967	19,788,447
Equipment	2,920,561	1,306,597
Construction in progress	10,621	425,424

	9,988,457	24,570,233
Less accumulated depreciation	(1,487,214)	1,722,379

	$8,501,243	$22,847,854

Depreciation expense was $$646,465 and $1,667,619 for three and nine months ended September 30, 2014, respectively, and was $499,812 and $1,265,049 for three and nine months ended September 30, 2013, respectively. Certain assets disposed of in 2014 reduced accumulated depreciation at September 30, 2014.

(6) Long-term debt and other financing arrangements

Our long-term borrowing consisted of the following:

Description	Interest rate	September 30, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$21,489,767	$20,881,096
Promissory Note—payable to former shareholder of TLC	2.63%	3,464,638	3,734,695
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,419,111	1,649,880
Term loan—KeyBank		—	427,481
Other, equipment notes		—	—

Total debt		26,373,516	26,723,396
Less current maturities		698,363	1,128,674

Long-term debt		$25,675,153	$25,594,722

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), the Company signed, closed, and received, as the maker, $20.0 million in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership ("RCP V"), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million (the "RCP V Note"), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between the Company and RCP V (the "Purchase Agreement"). The RCPV Note is

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

(i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to us or any direct or indirect subsidiary of us, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by the Company. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the RCP V Note, is due and payable on the 10th anniversary of the Issuance Date. The RCP V Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the RCP V Note. Beginning 380 days from the Issuance Date, the RCP V Note may be prepaid, in whole or in part, at any time without premium or penalty.

On June 17, 2013, the RCP V Note was amended to extend the date of mandatory conversion of the RCP V Note to provide that the RCP V Note be mandatorily convertible into shares of Common Stock (subject to a maximum of 3,200,000 shares being issued) within ten days of June 17, 2014. The full amount of the RCP V Note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted (the "Conversion"), into no more than 3,200,000 shares of Common Stock at a price of $6.60 per share of Common Stock.

On June 12, 2014, the Company entered into a Second Amendment to Convertible Subordinated Unsecured Promissory Note (the "Second Amendment"), with RCP V which amends the RCP V Note. The Second Amendment amends the Note to extend the date of mandatory conversion of the RCP V Note. As amended by the Second Amendment, the original principal amount of, and all accrued interest under, the RCP V Note is convertible mandatorily into shares of our common stock (subject to a maximum of 3,200,000 shares being issued) within ten days after June 12, 2015, or such earlier time as may be mutually agreed upon by the Company and RCP V. All other terms and conditions of the RCP V Note remain unchanged and in effect.

John Rochon, Jr. is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of the Company, is a limited partner of RCP V. John Rochon, Jr. is a director of the Company and the son of John P. Rochon, our Chairman, President, and Chief Executive Officer.

Note 15, Subsequent Events contains a description of actions taken on October 10, 2014 with respect to the RCP V Note.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, we issued a $4.0 million Promissory Note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI's acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6.5 million term loan from Key Bank. As of March 1, 2014, TLC had paid in full the outstanding balance of the term loan.

Lines of Credit

Key Bank

Prior to payoff in full on July 31, 2014 using proceeds from the Sale Leaseback transaction described in Note 2, TLC had a line of credit agreement through October 23, 2015. Under the agreement, TLC had available borrowings up to $12.0 million, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest based on Key Bank's prime rate plus 1.75% or LIBOR plus 3.50%. Interest during the period ended September 30, 2014 and at December 31, 2013 was 3.94% and 3.94%, respectively. The balance was $0 and $8,067,573 on September 30, 2014 and December 31, 2013, respectively. The line of credit was collateralized by substantially all assets of TLC. TLC was subject to certain financial covenants, including a fixed charge coverage ratio and limitations on capital expenditures, additional indebtedness, and incurrence of liens. TLC obtained a waiver for the fixed charge coverage calculation, as the term loan had been paid in full, and was in compliance with all other financial covenants until the loan was paid in full. The loan had been included in the lines of credit on our consolidated balance sheets.

UBS Margin Loan

The Company has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. The interest rate at September 30, 2014 and December 31, 2013 was 1.65% and 1.67%, respectively. The outstanding balance was $933,060 and $1,663,534 on September 30, 2014 and December 31, 2013, respectively. The loan is included in the lines of credit on our consolidated balance sheets.

Capital Leases

As mentioned above in Dispositions, on July 31, 2014, our subsidiary TLC and CFI, entered into the Sale Leaseback Agreement.

The transaction has been accounted for using normal sales leaseback accounting. The gain arising from the sale of the three buildings and related property has been deferred and recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset will be recorded and depreciated over 15 years using the straight-line method.

The payments under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. Interest expense of $371,935 associated with the lease payments was recognized in the three months and nine months ended September 30, 2014 to reflect two months of interest. Depreciation expense of $175,556 was recorded in the three months and nine months ended September 30, 2014 to reflect two months of depreciation. The gain on Sales of real estate recorded in the three and nine

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(6) Long-term debt and other financing arrangements (Continued)

months ended September 30, 2014 was $28,032, which represents two months of the gain amortized over the life of the lease.

Outstanding Warrants

On May 6, 2014, the Company issued warrants to purchase up to 12,500 and 6,250 shares of its Common Stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance approximated $116,000.

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance, however, the warrant expires without an opportunity to exercise it on July 1, 2015, unless the term is extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. Because the conditions necessary to make the warrant exercisable have not been met as of September 30, 2014, the fair value of the warrants has not been determined and no expense was recognized in the periods ended September 30, 2014.

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(130,791)	$(636,778)	$(767,569)
Other comprehensive income (loss) before reclassifications	190,463	9,753	180,710
Amount reclassified from AOCI	—	443,418	433,418

Net other comprehensive income (loss)	190,463	433,665	624,128

Balance at September 30, 2014	$59,672	$(203,113)	$(143,441)

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(7) Accumulated Other Comprehensive Loss (Continued)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(433,418)
Income tax (expense) benefit	—

Net of income taxes	$(433,418)

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. Our available for sale securities (Level 1) was $1,047,807 and (Level 2) $4,371,488 at September 30, 2014. Our available for sale securities (Level 1) were $1,390,355 and (Level 2) $10,439,897 at December 31, 2013. The Company does not have other assets or intangible assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

(9) Commitments and Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

(10) Income Taxes

As of December 31, 2013, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Using the same methodology, and updating the earnings history based on actual earnings for the nine months ended September 30, 2014, the Company is unable to reduce its valuation allowance. Therefore, no net deferred tax asset is reflected as of September 30, 2014. Additionally, due to some of its historical acquisitions which included indefinite lived intangibles, the Company continue to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. This deferred tax liability increased by $134,000 and $224,000 during the three and nine months ended September 30, 2014, respectively. The Company recorded a similar amount of deferred tax expense. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense of $298,000 and $790,000 for the three and nine months ended September 30, 2014 has been recorded based on our

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-based compensation plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under its incentive-based compensation plan. We classified the awards as a liability as the value of the award will be settled in cash. As of September 30, 2014, we have 280,500 equivalent shares of stock appreciation rights ("SARs") outstanding. During the nine months ended September 30, 2014, we have granted 65,500 SARs and have forfeitures of 53,000. The SARs are remeasured each reporting period and are recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets.

(12) Loss per share attributable to common stockholders

All share amounts and per share calculations in this Quarterly Report on Form 10-Q reflect the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20 which was effected on October 16, 2014 and further described in Note 15 Subsequent Events.

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. We included the additional 25,240,676 shares available to Rochon Capital discussed in Note (2) in the calculation of basic and diluted shares as the conditions were met for the shares to be available for issuance. See Note 15 Subsequent Events regarding the shares available to Rochon Capital. The Company did not include the outstanding warrants nor the shares issuable upon the conversion of the Convertible Note issued to RCP V discussed in Note (6) in the calculation of dilutive shares because we recorded losses from continuing operations; therefore, the effect would be anti-dilutive.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(13) Related party transactions

During the fourth quarter of 2013, the Company renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. We continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month equal to One Hundred Sixty Thousand dollars ($160,000) and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. We recorded $480,000 and $1.44 million during the three and nine months ended September 30, 2014, respectively, and $480,000 and $1.39 million for the three and nine months ended September 30, 2013 for expense reimbursement. The Expense Reimbursement Fees were included in selling, general and administrative expense.

During the three and nine months ended September, 2014, we paid a total of $85,030 and $205,309, respectively, to Actitech, L.P., an entity owned by Michael Bishop, for the use of the entity's production capabilities for the production of products for YIAH that are being sold in the United States. In addition, in 2014 we began initial production runs of certain Agel products in this facility and expect to continue to utilize this facility to meet some of AEI production needs in the future.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10% per annum and matures on June 27, 2015. Our failure to attain certain milestones, including specified operational cost-savings, are considered a default under the note as is a default under other loan, security or similar agreements of TLC if the default materially affects any of TLC's property, or ability to repay the note or perform its obligations under the note or any related document. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10% per annum and matures on July 1, 2015 and is guaranteed by us. Our failure to comply with the obligations under the Note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of AEI if the default materially affects any of AEI property or AEI ability to repay the note or perform its obligations under this note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10% per annum and matures July 11, 2015 and is guaranteed by us. Our failure to comply with the obligations under the note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(13) Related party transactions (Continued)

agreements of AEI if the default materially affects any of AEI property or AEI ability to repay the note or perform its obligation under the note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 9, 2014, we issued 5,316 shares of common stock to a director as director compensation and an aggregate of 5,264 shares of restricted common stock (for which restrictions lapse on July 8, 2015) to two newly appointed directors for compensation for their service as directors. On September 16, 2014, we issued 2,604 shares of restricted common stock to a director as director compensation for which restrictions lapse on September 16, 2015.

(14) Segment Information

The Company operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by an independent sales force around the world. For the nine months ended September 30, 2014, 45% of our revenues were generated in international markets with 36%, or $27.1 million derived from countries in Europe (primarily Russia and Italy). One hundred percent of our revenues were domestically generated for the nine months ended September 30, 2013. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the nine months ended September 30, 2014, approximately $5.0 million or 6.6% of our revenues were derived from the sale of gourmet food products, $29.1 million or 38.7% of our revenues were derived from the sale of nutritional and wellness products, $38.2 million or 50.7% of our revenues were derived from the sale of home décor products, $0.9 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $2.1 million or 2.8% of our revenues were derived from the sale of our other products. For the nine months ended September 30, 2013, $48.2 million or 98.2% of our revenues were derived from the sale of home décor products, $0.2 million or less than 1% of our revenues were derived from gourmet food products and $0.7 million or 1.5% of our revenues were derived from the sale of our publishing and printing services and products. Substantially all our long-lived assets are located in the U.S. Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

(15) Subsequent Events

On October 10, 2014, the Company entered into a second amendment to that certain Share Exchange Agreement, as amended, with Rochon Capital (as further amended, the "Amended Share Exchange Agreement"), which will become effective upon the consummation of our proposed current public offering, and which limits Rochon Capital's right or the right of a Permitted Transferee (as defined below) to be issued the 25,240,676 shares of our common stock it is currently entitled to receive under the Share Exchange Agreement, as amended (the "Second Tranche Parent Stock") solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(15) Subsequent Events (Continued)

person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

In addition, Rochon Capital has agreed to irrevocably waive its right to, and has agreed that it will not (i) sell, pledge, convey or otherwise transfer all or any part of the Second Tranche Parent Stock or the right to received the Second Tranche Parent Stock to any person or entity other than to (x) John P. Rochon or his wife, or both, or William John Philip Rochon (each a "Permitted Transferee") or (y) the Company, as set forth below, and (ii) be entitled to receive any cash dividends or cash distributions of any kind with respect to the Second Tranche Parent Stock, except as specifically provided below. Rochon Capital further agreed that the Second Tranche Parent Stock shall be redeemed by the Company upon receipt of a cash payment by Rochon Capital from the Company of One Million Dollars ($1,000,000) if any of the following events occur: (i) our liquidation or dissolution; (ii) our merger with or into another entity where the holders of its common stock prior to the merger do not own a majority of its common stock immediately after the merger (while specifically excluding the Second Tranche Parent Stock from such calculation); (iii) the sale of all or substantially all of our assets; (iv) the death of John P. Rochon, in which case the redemption shall be limited to Second Tranche Parent Stock that has not been transferred by Rochon Capital; (v) a change of control of Rochon Capital such that a majority of the equity of Rochon Capital is not owned by John P. Rochon or immediate family members of John P. Rochon; and (vi) John P. Rochon having been found guilty or having pled guilty or nolo contendere to any act of embezzlement, fraud, larceny or theft on or from the Company. Rochon Capital has also agreed that the Second Tranche Parent Stock will be automatically redeemed by the Company for nominal consideration if any of the following events should occur: (i) the Company commences a voluntary case under Title 11 of the United States Code or the corresponding provisions of any successor laws; (ii) an involuntary case against the Company is commenced under Title 11 of the United States Code or the corresponding provisions of any successor laws and either (A) the case is not dismissed by midnight at the end of the 90th day after commencement or (B) the court before which the case is pending issues an order for relief or similar order approving the case; or (iii) a court of competent jurisdiction appoints, or the Company makes an assignment of all or substantially all of its assets to, a custodian (as that term is defined in Title 11 of the United States Code or the corresponding provisions of any successor laws) for the Company or all or substantially all of its assets.

Rochon Capital has agreed to irrevocably authorize and direct our transfer agent to place a permanent stop order on the Second Tranche Parent Stock and to add a corresponding restrictive legend on the certificate or certificates representing the Second Tranche Parent Stock.

On October 10, 2014, pursuant to the Second Amendment entered into on June 12, 2014, the Company and RCP V mutually agreed to convert the RCP V Note in the original principal amount of $20,000,000, into 3,200,000 shares of our common stock which conversion will become effective upon the consummation of our proposed current public offering of common stock.

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

Through a series of seven recent acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. We completed the acquisition of the assets or stock of the following companies in 2013 and during the first quarter of 2014: The Longaberger Company ("TLC"), (a direct seller of premium hand-crafted baskets and a line of products for the home) Your Inspiration at Home, Ltd., an Australian company ("YIAH") (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc., a Colorado company ("Project Home") (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC ("Agel") (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited ("MSK"), (a direct seller of a unique line of gourmet food products), Paperly, LLC ("Paperly"), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC ("Uppercase") (a direct seller of customizable vinyl expressions for display on walls). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC ("Golden Girls") (a direct seller and purchaser of jewelry for cash), but have not yet closed this transaction. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

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

Our combined revenues have increased significantly as a result of the acquisitions we have made in the past 18 months. Our revenues increased by $84.0 million for the year ended December 31, 2013 as compared to our revenues for the year ended December 31, 2012 and our operating losses for the year ended December 31, 2013 increased by $4.5 million as compared to our operating losses for the year ended December 31, 2012. Our revenues were $24.0 million and $75.3 million for the three and nine months ended September 30, 2014, respectively, as compared to our revenue of $24.3 million and $49.1 million for the three and nine months ended September 30, 2013, respectively. Our operating losses for the three and nine months ended September 30, 2014 increased by $4.5 million and $7.0 million, respectively, as compared to our operating losses for the three and nine months ended September 30, 2013. Collectively, TLC, Agel and YIAH represented over 90% of our reported revenues in 2013. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the year ended December 31, 2013, approximately $1.5 million or 1.7% of our revenues were derived from the sale of gourmet food products, $9.3 million or 11.0% of our revenues were derived from the sale of nutritional and wellness products, $72.7 million or 85.6% of our revenues were derived from the sale of home décor products, $1.0 million or 1.1% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.5% of our revenues were derived from the sale of our other products. For the nine months ended September 30, 2014, approximately $5.0 million or 6.6% of our revenues were derived from the sale of gourmet food products, $29.1 million or 38.7% of our revenues were derived from the sale of nutritional and wellness products, $38.2 million or 50.7% of our revenues were derived from the sale of home décor products, $0.9 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $2.1 million or 2.8% of our revenues were derived from the sale of our other products. For the nine months ended September 30, 2013, $48.2 million or 98.2% of our revenues were derived from the sale of home décor products, $0.2 million or less than 1% of our revenues were derived from gourmet food products and $0.7 million or 1.5% of our revenues were derived from the sale of our publishing and printing services and products.

We expect that our revenue will continue to increase as we continue to acquire companies and integrate them with our existing companies. We believe that our visibility in the direct selling industry increased during 2013, as news about us circulated through the industry and increasing numbers of people in the industry became more familiar with the our strategy and progress. We also believe that this visibility has made us more attractive to potential acquisition targets. At the same time, however, the costs of growth through acquisition, such as legal costs and other due diligence-related costs, have been significant and have affected our profitability. In addition, conditions affecting each individual company have posed challenges to our company as a whole. We anticipate that our operating losses and net losses will decrease over time as we are able to implement certain operating and administrative efficiencies for the acquired companies as a whole.

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

The largest demographic factor affecting our business is the aging of the population. As a sales force and customer base ages, in some cases their selling or buying power could decrease. Offsetting this is the fact that aging also allows more free time to carry on a part-time business, and aging consumers often make purchases for children and grandchildren. As a sales force ages, it is necessary to try to replace retiring members with younger recruits. We are attempting to do this by marketing more effectively to younger demographics, such as through the use of technology. The male/female demographics' effect on our business depends upon the company: some CVSL companies are predominantly male, others female.

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

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct selling business based in Newark, Ohio which sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as support centers for independent sales representatives. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting shares ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in the Company acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the "Convertible Note"), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 1,625,000 shares of our common stock. At the time of the acquisition, TLC had $22.9 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional debt incurred as a result of the issuance of the notes to the Trust and TLC.

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

Another characteristic of TLC which we found attractive was the variety of fixed assets and real estate that were being underutilized in TLC's operations. We intend to make use of these assets at our other companies (including those we own now and those we will acquire in the future). For example, YIAH has begun operations in North America, operating out of TLC's Newark, Ohio office building and Project Home has shifted inventory and distribution to TLC's Ohio facilities. While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets which can be sold to further reduce our liabilities and generate positive cash.

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

Project Home

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., ("TBT") a direct seller of a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition.

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

Recent Developments

On July 31, 2014, TLC and CFI entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI and the aggregate purchase price was $15.8 million ($4.4 million of which represents a security deposit shown in Other Assets which will be released over time as certain targets are met).

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

See Notes 2 and 6 in our Financial Statements for additional disclosure regarding this transaction.

Potential Contingent Liability

We have been advised that on or about October 22, 2014, in an effort to solicit roadshow meetings for us with potential investors, emails authored by employees of Cantor Fitzgerald & Co. were sent to a number of prospective institutional investors. Any disclosure in the emails that did not comply with, or that exceeded the scope permissible under, Rule 134 of the Securities Act, would not be entitled to the "safe-harbor" provided by Rule 134. As a result, the email messages could be determined to be an illegal offer of securities in violation of Section 5 of the Securities Act. If the communications in the emails were to be held by a court to be a violation by us of the Securities Act, the recipients of the email messages, including someone who may have been forwarded the emails, if any, who purchase shares of our common stock in this offering could have a rescission right, to require us to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. In addition, we have agreed to indemnify each of the underwriters for losses that they may incur as a result of the distribution of the emails by Cantor Fitzgerald & Co. Consequently, due to the email communications and indemnification, we may have a contingent liability arising out of this possible violation of the Securities Act. The likelihood and magnitude of this contingent liability, if any, is presently impossible to quantify, and would depend, in part, upon the number of shares purchased by any recipients of the email messages and the subsequent trading price of our common stock. If any violation of the Securities Act is asserted, we intend to contest the matter vigorously.

Our Results of Operations for the Three and Nine months Ended September 30, 2014 and 2013

Revenues

Our substantial growth during 2013 results in significant challenges in the comparison of year over year results. As described above, we acquired TLC during the first quarter of 2013, YIAH during the third quarter of 2013, TBT, AEI, MSK and Paperly during the fourth quarter of 2013 and Uppercase Living in the first quarter of 2014. As such, we caution that a comparative discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013, may not be meaningful on a quantitative or qualitative basis.

In addition, our consolidated financial statements for the nine months ended September 30, 2013 reflect only partial-quarter revenue for YIAH and no revenue for any companies we acquired during or after the fourth quarter of 2013.

During the three and nine months ended September 30, 2014, our revenues were $24.0 million and $75.3 million, respectively, as compared to $24.3 million and $49.1 million for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2014, TLC, Agel and YIAH collectively represented over 90% of the reported revenues. For the nine months ended September 30, 2014, approximately $5.0 million or 6.6% of our revenues were derived from the sale of gourmet food products, $29.1 million or 38.7% of our revenues were derived from the sale of nutritional and wellness products, $38.9 million or 50.7% of our revenues were derived from the sale of home décor products, $0.9 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $1.4 million or 1.8% of our revenues were derived from the sale of our other products. For the nine months ended September 30, 2013, $48.2 million or 98.2% of our revenues were derived from the sale of home décor products, $0.2 million or less than 1% of our revenues were derived from gourmet food products and $0.7 or 1.5% of our revenues were derived from the sale of our publishing and printing services and products.

Operating Losses

Our operating losses were $5.6 million and $12.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.3 million and $5.6 for the three and nine months ended September 30, 2013, respectively. The increase in operating losses was the result of the six acquisitions completed in 2013.

Operating Expenses

Commissions and Incentives

Commissions and incentives represent costs to compensate and incentivize members of our independent sales force. These expenses may include costs for certain corporate sponsored events that contain qualification requirements in order for individuals to attend. During the three and nine months ended September 30, 2014, we incurred approximately $5.8 million and $18.8 million in commissions and incentives costs, respectively, as compared to $2.8 million and $6.0 million for the three and nine months ended September 30, 2013, respectively. The increase is primarily due to increased commissions paid as a result of the numerous companies that we acquired.

Selling, General and Administrative

Our selling, general and administrative costs were $13.7 million and $35.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $7.8 million and $17.9 million for the three and nine months ended September 30, 2013, respectively. The increase is primarily the result of the addition of various administrative departments at each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional and legal fees associated with the acquisitions and the pursuit of potential acquisitions. Included in selling, general and administrative expenses are fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. For the three and nine months ended September 30, 2014, we recorded $0.5 million and $1.4 million in reimbursement expenses, respectively, as compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2013, respectively.

Gain/Loss on Marketable Securities

Our gain on marketable securities for the three months ended September 30, 2014 totaled $108,131. Our loss on marketable securities for the nine months ended September 30, 2014 totaled $443,954. We did not have any investments for the three and nine months ended September 30, 2013.

Non-controlling Interest

Non-controlling interest was a net loss of $1.0 million and $2.7 million for three and nine months ended September 30, 2014, respectively, as compared to $0.2 million and $1.0 million for the three and nine months ended September 30, 2013, respectively. The increase is primarily the result of losses generated at TLC. Additionally, the nine months ended September 30, 2013 only included TLC results for the period beginning March 19, 2013 through September 30, 2013, which was the acquisition date of TLC.

Liquidity and Capital Resources

See Note 6, Long-term debt and other financing arrangements, included in the unaudited consolidated financial statements included in this report for additional information.

The table below reflects our highly liquid assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Cash	$3,044,103	$3,876,708
Marketable Securities	5,302,254	11,830,252
Accounts Receivable, net	657,517	780,237

Total	$9,003,874	$16,487,197

At September 30, 2014 we had cash and marketable securities of $8.3 million. In December 2012, we received $20.0 million in proceeds from the sale of the RCP V Note to RCP V which provided working capital for our current operations and smaller acquisitions. Our investments in marketable securities enable us to also provide needed liquidity for acquisitions, debt service and operating expenses.

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

Cash Flows

Cash used in operating activities for the nine months ended September 30, 2014 was $11.4 million, as compared to net cash used in operating activities of $1.7 million for the nine months ended September 30, 2013. Our principal uses of cash have included legal and professional fees associated with our acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash used in investing activities for the nine months ended September 30, 2014 was $19.0 million, as compared to $15.5 million for the nine months ended September 30, 2013. Net cash use by investing activities was the result of $10.5 million in sales of marketable securities in addition to $2.4 million associated with TLC's sale of a building and three other properties in Ohio. On July 31, 2014, we entered into a Master Lease Agreement in connection with our Sale Leaseback Agreement. We received net proceeds with respect to our Sale Leaseback transaction totaling $14.9 million, of which $4.4 million was retained as a deposit. The cash inflows were offset by $0.6 million in capital expenditures primarily associated with our information technology implementation and additional purchase of marketable securities totaling $3.8 million.

Net cash used in financing activities was $8.7 million for the nine months ended September 30, 2014 as we paid off $6.2 million on our Key Bank line of credit from proceeds of our sale leaseback transaction. During the nine months ended September 30, 2013, we used $0.7 million, primarily related to long-term debt payments. During the third quarter of 2014 we borrowed $1.0 million from a related party to be used for operational activity.

Our long-term borrowing consisted of the following:

Description	Interest rate	September 30, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$21,489,767	$20,881,096
Promissory Note—payable to former shareholder of TLC	2.63%	3,464,638	3,734,695
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,419,111	1,649,880
Term loan—KeyBank		—	427,481
Other, equipment notes		—	30,244

Total debt		26,373,516	26,723,396
Less current maturities		698,363	1,128,674

Long-term debt		$25,675,153	$25,594,722

The schedule of maturities of our long-term debt is as follows:

Long-Term Debt
2014	$1,128,674
2015	696,406
2016	722,928
2017	750,565
2018	714,939
Thereafter	1,828,788

Total excluding convertible note	5,842,300
Convertible note	20,881,096

Total long-term debt including current maturities	$26,723,396

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the "Issuance Date"), we received cash proceeds of $20.0 million and issued to RCP V, a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million. The RCP V Note is an unsecured obligation and subordinated to any bank, financial institution, or other lender providing funded debt to us (or any direct or indirect subsidiary of ours), including any debt financing provided by the sellers of any entity(ies) that we may acquire. Principal payments of $1,333,333 are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the RCP V Note, is due and payable on the 10th anniversary of the Issuance Date. The RCP V Note bears interest at an annual rate of 4.0%. Interest is payable on each anniversary of the Issuance Date; however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind ("PIK Interest") and any such PIK Interest will be added to the outstanding principal amount of the RCP V Note. Beginning 380 days from the Issuance Date, the RCP V Note may be prepaid, in whole or in part, at any time without premium or penalty.

On June 17, 2013, the note was amended to extend the date of mandatory conversion of the note from a date that was 380 days from the Issuance Date to provide that the note be mandatorily convertible into shares of our common stock (subject to a maximum of 3,200,000 shares being issued) within ten days of June 17, 2014. On June 12, 2014, the note was amended to extend the mandatory conversion date to within ten days of June 12, 2015 or such earlier date as may be mutually agreed by us and RCP V. The full amount of the note (including any and all accrued interest thereon, whether previously converted to principal or otherwise) will be converted into no more than 3,200,000 shares of common stock at a price of $6.60 per share of our common stock. On October 10, 2014, RCP V and we mutually agreed to provide for the automatic conversion of the note into 3,200,000 shares of our common stock automatically upon the closing of this offering.

John Rochon, Jr., our Vice Chairman and one of our directors and the son of our Chief Executive Officer, is the 100% owner, and is in control, of Richmont Street LLC, the sole general partner of RCP V. Michael Bishop, a director of ours, is a limited partner of RCP V.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, we issued a $4.0 million Promissory Note pursuant to the terms of the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) pursuant to the Asset Purchase Agreement between AEI and Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, matures on October 22, 2018 and is payable in equal monthly installments of outstanding principal and interest.

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

UBS Margin Loan

We have a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. The interest rate at September 30,

2014 and December 31, 2013 was 1.65% and 1.67%, respectively. The outstanding balance was $933,060 and $1,663,534 on September 30, 2014 and December 31, 2013, respectively. The loan is included in the line of credit on our consolidated balance sheets.

Outstanding Warrants

On May 6, 2014, we issued warrants to purchase up to 12,500 and 6,250 shares of its common stock, respectively, in connection with exclusivity agreements. The warrants will be exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

On July 2, 2014, we issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance, however, the warrant expires without an opportunity to exercise it on July 1, 2015, unless the term is extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act of 1933, as amended or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. Because the conditions necessary to make the warrant exercisable have not been met as of September 30, 2014, the fair value of the warrants has not been determined and no expense was recognized in the periods ended September 30, 2014.

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

We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, sale/leaseback agreements, income taxes, goodwill and long-lived assets, have the greatest impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

See Item 1, Note 1 of this Form 10-Q for changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in Items 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on October 22, 2014.

Recent Accounting Pronouncements

See Item 1, Note 1 of this Form 10-Q for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Item 1A. "Risk Factors" included in this Form 10-Q. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to "our company," "we," "us," "our," and refer to CVSL Inc. and its subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to disclose the information required by this Item.

Item 4.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report: One of the subsidiaries acquired during 2013, TLC, failed to employ a sufficient number of staff in its finance and accounting department to maintain an optimal segregation of duties and to provide optimal levels of oversight. In addition, the accounting system being used was outdated.

However, during the quarter end financial statement close, we recognized certain adjustments to our financial records to properly present our financial statements in accordance with GAAP. Management believes its existing procedures and controls have assisted in our ability to make the necessary reconciling adjustments to our financial statements.

We do not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

As previously outlined in our Annual Report on Form 10-K/A, management has already begun addressing weaknesses in controls and procedures by implementing a remediation plan, including appointing a Controller for all of our subsidiaries and parent company, hiring additional accounting staff and beginning the transition to a unified global financial reporting system, which will allow for more consistent reporting across companies and faster consolidations. These efforts are ongoing.

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

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI's acquisition of the assets of Agel Enterprises LLC ("Agel"), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008-2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI has recently filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Initially, Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. We did not make any payments in the quarter ended September 30, 2014. Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending their position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI's European operations. If the appeal is successful, the payments made to date will be refunded to us. As of September 30, 2014 AEI maintained a liability of $0.6 million in accrued liabilities for this disputed amount, which is reflected in our 2013 consolidated financial statements.

Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation

Item 1A.    Risk Factors

The following information updates and should be read in conjunction with the information previously disclosed in Item 1A Part I of our Annual Report on Form 10-K/A. Below we present the risk factors which reflect our modification and enhancements.

Risks Relating To Our Business

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $(25,261,025) as of September 30, 2014 and $(13,085,777) as of December 31, 2013 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

As of September 30, 2014, we had $5,302,254 in marketable securities, invested primarily in a diversified portfolio of corporate and government bonds. At September 30, 2014 we did not have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the three and nine months ended September 30, 2014, our (gain)/loss on marketable securities was $(108,131) and $443,954 million, respectively. At December 31, 2013, the fair market value of equity securities totaled $1,390,355 and the fair market value of the fixed income securities totaled $10,439,897. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

John P. Rochon, as our Chief Executive Officer and Chairman of our Board, and through his control of Rochon Capital, controls our company and important matters relating to us. As a result of his positions with our company and his voting control of our company, John P. Rochon controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. John P. Rochon's control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon's ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company. On October 10, 2014, we entered into the Amended Share Exchange Agreement, which will become effective upon the closing of our contemplated public offering and which limits Rochon Capital's right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See Note 15 "Subsequent Events" of the Notes to the Unaudited Consolidated Financial Statements. In addition, RCP V, an entity controlled by John Rochon, Jr., was issued a convertible note which will convert into 3,200,000 shares of our common stock automatically upon the closing of our proposed public offering. Upon the issuance of the additional 3,200,000 shares, John P. Rochon, together with John Rochon, Jr., will control approximately 73.5% of the voting power of our outstanding securities. In the event that the Second Tranche Stock is issued, John P. Rochon, together with John Rochon, Jr., will control approximately 86.2% of the voting power of our outstanding securities. There can be no assurance given as to if and when our proposed public offering will be consummated.

The conversion of any of the RCP V Note into common shares will have a dilutive effect that could cause the share price of our common stock to decline. Furthermore, the issuance of the Second Tranche Stock in accordance with the terms of the Amended Share Exchange Agreement would have a further dilutive effect.

Following the conversion of the RCP V Note, and assuming the issuance of the Second Tranche Stock, the number of outstanding shares of our common stock would increase to in excess of 50,000,000, with approximately 200,000,000 shares of our common stock available for issuance and John P. Rochon, together with John Rochon, Jr., would beneficially own approximately 86.2% of our outstanding shares of common stock. When the RCP V Note is converted into 3,200,000 shares of our common stock automatically upon closing of our proposed public offering, our existing shareholders will experience immediate dilution of voting rights and our common stock price may decline. In addition, in the event the Second Tranche Stock becomes issuable, 25,240,676 additional shares of common stock will be issued. The perception that such further dilution could occur may cause the market price of our common stock to decline.

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

During the fourth quarter of 2013, we renewed a reimbursement of services agreement for a minimum of one year with Richmont Holdings, Inc. ("Richmont Holdings"), a private investment and business management company owned 100% by John Rochon, pursuant to which Richmont Holdings provides administrative services to us. We entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for a portion of its expenses incurred by us in connection with our use of its office space, access to its office equipment, access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-selling companies. Although we have begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct selling acquisition candidates, we have generally relied upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary infrastructure on our own without the assistance of these affiliated entities.

Each of our subsidiaries is dependent on its key personnel.

The loss of the key executive officers of any of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by our senior management, each subsidiary is primarily dependent upon its founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. For example, TLC is particularly dependent upon Tami Longaberger as the face of the Longaberger brand and her close interaction with the sales field. Agel is particularly dependent upon its Co-Chief Executive Officers, Jeff Higginson and Jeremiah Bradley, who represent the Agel brand to their sales force and likewise YIAH is dependent upon Colleen Walters, its Chief Executive Officer and founder. The loss of any of these individuals could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of each of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

We experience a high level of competition for qualified representatives in the direct selling industry and the loss of key high-level independent sales representatives could negatively impact our growth and our revenue.

As of September 30, 2014, we had over 40,000 active independent sales representatives, of which more than 600 were at the highest level under our various compensation plans. These independent sales leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales representative or a group of leading representatives could negatively impact our growth and our revenue.

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

  •
  conform to local regulations; and

  •
  address other business needs.

Because of the size of our sales force and the complexity of our compensation plans, it is difficult to predict how independent sales representatives will view such changes and whether such changes will achieve their desired results. Furthermore, any downward adjustments to commissions and incentives may make it difficult to attract and retain our independent sales representatives or cause us to lose some of our existing independent sales representatives. There can be no assurance that changes to our compensation plans will be successful in achieving target levels of commissions and incentives as a percentage of net revenues and preventing these costs from having a significant adverse effect on our earnings.

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

Our principal business is conducted worldwide in one channel, the direct selling channel. Products and services of direct selling companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence, all of which are beyond our control. Our subsidiaries may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

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

In 2013, we recognized 16% of net revenues in markets outside of the United States. This percentage will likely increase in 2014 when we include a full year of results from our international acquisitions. For the nine months ended September 30, 2014, we recognized 45% of our net revenues in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

We have taken actions that we believe will substantially remediate the material weaknesses identified above. In response to the identification of these material weaknesses, we: (1) have appointed a controller for all of our subsidiaries as well as the parent company; (2) hired additional staff at TLC; (3) arranged for key managers and accounting personnel to work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee; (4) evaluated control procedures and where possible modified those control procedures to improve oversight; and (5) purchased and begun implementation of a new global ERP system which will provide accounting for all of our current and future subsidiaries. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

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

Our officers are currently working for us on a part-time basis and may also work for Richmont Holdings or its affiliated entities. These part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their responsibilities at other jobs.

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

Risks Related to our Securities

A contingent liability may arise from our proposed public offering out of electronic communications sent to a number of prospective institutional investors by the lead underwriter of the offering.

We have been advised that on or about October 22, 2014, in an effort to solicit roadshow meetings for us with potential investors, emails authored by employees of Cantor Fitzgerald & Co. were sent to a number of prospective institutional investors. The emails did not attach a copy of the preliminary prospectus included in the registration statement with filed with the Securities and Exchange Commission. One of the emails was sent by one employee to the representatives of three (3) prospective institutional investors ("Email A") and contained disclosure regarding an analysts' estimate of our expected market capitalization and EBITDA for 2016. The other email ("Email B") was sent by three (3) employees to the representatives of forty-six (46) prospective institutional investors. Any disclosure in Email A or Email B that did not comply with, or that exceeded the scope permissible under, Rule 134 of the Securities Act, would not be entitled to the "safe-harbor" provided by Rule 134. As a result, the email messages could be determined to be an illegal offer of securities in violation of Section 5 of the Securities Act. If the communications in the emails were to be held by a court to be a violation by us of the Securities Act, the recipients of the email messages, including someone who may have been forwarded the emails, if any, who purchase shares of our common stock in the proposed offering could have a rescission right, to require us to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. In addition, we have agreed to indemnify each of the underwriters for losses that they may incur as a result of the distribution of the emails by Cantor Fitzgerald & Co. Consequently, due to the email communications and indemnification, if the offering is consummated we may have a contingent liability arising out of this possible violation of the Securities Act. The likelihood and magnitude of this contingent liability, if any, is presently impossible to quantify, and would depend, in part, upon the number of shares purchased by any recipients of the email messages and the subsequent trading price of our common stock. If any violation of the Securities Act is asserted, we intend to contest the matter vigorously.

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date there has been a limited trading market for our common stock on the OTC Markets OTCQX. We cannot predict how liquid the market for our common stock may become. Our common stock has been approved for listing on the NYSE MKT under the symbol "CVSL," subject to meeting all of the NYSE listing standards and official notice of issuance. We believe the listing of our common stock on the NYSE MKT will be beneficial to us and our shareholders. However, while we believe that the NYSE MKT listing will improve the liquidity of our common stock, it may not improve trading volume, reduce volatility or stabilize our share price. We currently do not satisfy the initial listing standards of any exchange, and we cannot assure investors that we will be able to satisfy the listing standards of the NYSE MKT. Should we fail to satisfy the initial listing requirements of the NYSE MKT, or if our common stock is otherwise rejected for listing and remains listed on the OTC Markets OTCQX, the trading price of our common stock could be subject to increased volatility and the trading market for our common stock may be less liquid. A lack of an active market may impair investors' ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration.

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

We anticipate that our securities will be listed on the NYSE MKT, a national securities exchange, upon consummation of our contemplated public offering Although, after giving effect to our contemplated public offering, we expect to meet, on a pro forma basis, the NYSE MKT's minimum initial listing standards, which generally mandate that we meet certain requirements relating to shareholders' equity, market capitalization, aggregate market value of publicly held shares and distribution requirements and minimum share price, we cannot assure you that we will be able to meet those initial listing requirements.

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

The OTCQX, where our common stock is currently quoted, is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NYSE MKT. Our stock is thinly traded due to the limited number of shares available for trading on the OTCQX market thus causing large swings in price. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original purchase price or at any price. If an active market for our stock develops and continues, our stock price may nevertheless be volatile. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our shareholders could suffer losses or be unable to liquidate their holdings. Although our common stock has been approved for listing on the NYSE MKT under the symbol "CVSL," subject to meeting all of the NYSE MKT listing standards on the date of the consummation of our contemplated public offering and official notice of issuance, no assurance can be given that our public offering will be consummated or the price of our common stock will become less volatile when listed.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 250,000,000 shares of common stock. Following the issuance of the 3,200,000 shares of our common stock upon conversion of the RCP V Note, and assuming the issuance of the Second Tranche Stock (which shares may only be issued under certain limited circumstances, as described in more detail in the Note 15 "Subsequent Events" in the Notes to the Unaudited Consolidated Financial Statements), the number of outstanding shares of our common stock would increase to in excess of 50,000,000 with approximately 200,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

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

In addition, the Amended Share Exchange Agreement, which will become effective upon the consummation of our contemplated public offering, provides for the issuance of the Second Tranche Stock to Rochon Capital solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. The Second Tranche Stock, which will possess no rights other than voting rights, may serve as a further deterrent to third parties looking to acquire us. See Note 15 "Subsequent Events" in the Notes to the Unaudited Consolidated Financial Statements.

Risks Related to our Reverse Stock Split

We effected a 1-for-20 reverse stock split of our outstanding common stock on October 16, 2014. However, the reverse stock split may not increase our stock price sufficiently and we may not be able to list our common stock on the NYSE MKT.

We expect that the reverse stock split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum market price requirement of the listing rules of the NYSE MKT. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the NYSE MKT, or if it does, that such price will be sustained. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on the NYSE MKT.

Even if the reverse stock split achieves the requisite increase the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of the NYSE MKT.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock on the NYSE MKT. Our failure to meet these requirements may result in our common stock being delisted from the NYSE MKT.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2014, we issued 2,604 shares of restricted common stock to a director as director compensation for which restrictions lapse on September 16, 2015. We relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On July 9, 2014, we issued 5,316 shares of common stock to a director as director compensation and an aggregate of 5,264 shares of restricted common stock to two directors for which restrictions lapse on July 8, 2015. We relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance, however, the warrant expires without an opportunity to exercise it on July 1, 2015, unless the term is extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The Company relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933.

On June 5, 2014, pursuant to the acquisition of the assets of Uppercase Living, LLC, the Company issued 16,195 shares of Common Stock to UL SLC, LLC, which shares have not yet been released and are being held in escrow subject to certain closing conditions. We relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the status of the purchaser of the securities represented that they were "accredited investors" under the Securities Act of 1933. We also directed our transfer agent to issue the stock certificates for the shares of Common Stock with the appropriate restrictive legend.

On May 6, 2014, we issued warrants exercisable for an aggregate of 18,750 shares of our common stock at an exercise price of $11.00 per share. The warrants are exercisable for a term of one year from their issuance date; provided, however, that the term will be extended for an additional year if on May 5, 2014 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The Company relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 for the issuance of the securities as a transaction by an issuer not involving any public offering. The securities were not offered pursuant to a general solicitation and the purchasers of the securities represented that they were "accredited investors" as defined in Regulation D under the Securities Act of 1933.

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
3.2
Articles of Amendment to the Articles of Incorporation dated October 10, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 16, 2014).
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
4.7
Second Amendment to Convertible Subordinat ed Unsecured Promissory Note, dated as of June 12, 2014, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 16, 2014).
4.8
Promissory note dated July 11, 2014 between Agel Enterprises, Inc. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
4.9
Amended Share Exchange Agreement dated as of October 10, 2014 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 14, 2014).
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
10.14	Restricted Stock Agreement between CVSL Inc. and John W. Bickel dated September 16, 2014 (File No. 000-52818) filed with the Commission on September 18, 2014).
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit No.	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CVSL Inc.
By:	/s/ KELLY L. KITTRELL Kelly L. Kittrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: November 14, 2014

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014).
3.2
Articles of Amendment to the Articles of Incorporation dated October 10, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 16, 2014).
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
4.9
Amended Share Exchange Agreement dated as of October 10, 2014 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 14, 2014).
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

Exhibit No.	Description of Exhibit
10.13	Agreement for Purchase and Sale dated as of July 31, 2014 between The Longaberger Company and CFI NNN Raiders, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).
10.14	Restricted Stock Agreement between CVSL Inc. and John W. Bickel dated September 16, 2014 (File No. 000-52818) filed with the Commission on September 18, 2014).
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Certification pursuant to 18 U.S.C. Section 1350.*
101.INS	Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Filed herewith