Form 10-Q/A
period 2014-09-30
CVSL INC.
filed 2014-11-18
CIK 1403085

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

        As of November 17, 2014 24,398,814 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

FORM 10-Q/A
EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the "Original Form 10-Q") which was originally filed on November 14, 2014. The Company is filing Amendment No. 1 to include corrections to certain components of Statement of Comprehensive Loss and the related footnote, increased disclosure regarding share-based compensation and Subsequent Events in the notes to financial statements, revisions for certain reclassifications and rounding errors elsewhere in the financial statements, corrective disclosure to the Operating Losses paragraph in Management's Discussion and Analysis of Financial Condition and Results of Operations and to provide updated XBRL files from our earlier presentation. Amendment No. 1 only amends and restates the information in Items 1 and 2 of Part I and Items 1A and 6 of Part II, as permitted by the rules and regulations of the SEC.

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

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 6 of Part II hereof.

CVSL Inc.

PART I. Financial Information

Item 1.    Financial Statements

CVSL Inc.

Consolidated Balance Sheets

	(Unaudited) September 30, 2014	(Audited) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,044,103	$3,876,708
Marketable securities	5,302,254	11,830,252
Accounts receivable, net	657,517	780,237
Inventory, net	16,692,726	18,734,294
Other current assets	2,605,490	2,948,717

Total current assets	28,302,090	38,170,208
Property, plant and equipment, net	8,501,243	22,847,854
Leased property, net	15,624,444	—
Goodwill	4,676,397	4,422,928
Intangibles, net	3,609,333	3,764,063
Other assets	5,248,732	617,795

Total assets	$65,962,239	$69,822,848

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable—trade	$6,937,997	$10,471,121
Related party liabilities	1,279,533	181,858
Lines of credit	1,047,808	9,806,002
Accrued commissions	4,762,585	3,740,846
Deferred revenue	3,085,186	1,661,851
Current portion of long-term debt	698,363	1,128,674
Other current liabilities	7,718,637	7,881,994

Total current liabilities	25,530,109	34,872,346
Long-term debt	25,675,153	25,594,722
Lease liability	15,791,588	—
Other long-term liabilities	3,674,579	499,640

Total liabilities	70,671,429	60,966,708

Commitments & contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized; 24,396,195 and 24,356,989 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	2,440	2,436
Additional paid-in capital	15,230,712	14,408,770
Accumulated other comprehensive loss	(122,004)	(767,569)
Accumulated deficit	(25,419,083)	(13,085,777)

Total stockholders' equity (deficit) attributable to common stockholders	(10,307,935)	557,860
Stockholders' equity attributable to noncontrolling interest	5,598,745	8,298,280

Total stockholders' equity	(4,709,190)	8,856,140

Total liabilities and stockholders' equity	$65,962,239	$69,822,848

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues	$24,017,441	$24,292,400	$75,274,480	$49,136,204
Program costs and discounts	(4,380,221)	(6,817,716)	(14,576,574)	(13,176,698)

Net revenues	19,637,220	17,474,683	60,697,906	35,959,506
Costs of sales	6,573,360	8,139,015	20,452,003	17,654,594

Gross profit	13,063,860	9,335,668	40,245,903	18,304,912
Commissions and incentives	5,800,665	2,809,926	18,778,694	6,013,873
Gain on sale of assets	(633,133)	—	(1,040,045)	—
Selling, general and administrative	13,656,012	7,795,106	35,111,372	17,887,482

Operating loss	(5,759,684)	(1,269,363)	(12,604,118)	(5,596,443)
(Gain) loss on marketable securities	(108,131)	—	443,954	—
Interest expense, net	712,997	411,718	1,192,375	1,015,766

Loss before income tax provision	(6,364,550)	(1,681,081)	(14,240,447)	(6,612,209)
Income tax provision	297,756	—	789,677	—

Net loss	(6,662,306)	(1,681,081)	(15,030,124)	(6,612,209)
Net loss attributable to noncontrolling interest	(1,039,039)	(163,548)	(2,725,059)	(948,220)

Net loss attributed to common stockholders	$(5,623,267)	$(1,517,533)	$(12,305,065)	$(5,663,989)

Basic and diluted loss per share:
Weighted average common shares outstanding	49,628,683	49,626,292	49,638,935	49,626,292
Net loss per share attributable to common stockholders	$(0.11)	$(0.03)	$(0.25)	$(0.11)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,662,306)	$(1,681,081)	$(15,030,124)	$(6,612,209)
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(219,096)	183,124	433,665	183,124
Foreign currency translation adjustment	177,573	40,701	211,900	40,701

Other comprehensive income (loss)	(41,523)	223,825	645,565	223,825

Comprehensive loss	(6,703,829)	(1,457,256)	(14,384,559)	(6,388,384)
Comprehensive loss attributable to noncontrolling interest	1,039,039	—	2,725,059	—

Comprehensive loss attributable to common stockholders	$(5,664,790)	$(1,457,256)	$(11,659,500)	$(6,388,384)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(15,030,124)	$(6,612,209)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,997,705	1,265,049
Loss on marketable securities	443,954	—
Interest expense	1,040,045	1,015,917
Share-based compensation	941,469	—
Provision for losses on receivables, net	185,857	—
Provision for obsolete inventory	153,819	—
Gain on sales of assets	1,192,373	15,646
Deferred income tax	223,655	—
Changes in certain assets and liabilities:
Accounts receivable	(72,404)	(499,367)
Inventory	1,995,946	2,481,794
Prepaid expenses and other	(570,609)	(17,545)
Accounts payable and accrued expenses	(2,673,964)	933,301
Accounts payable—related party	93,584	(428,835)
Deferred revenue	(1,071,610)	(259,678)
Other long-term liabilities	2,167,525	388,350

Net cash (used in) provided by operating activities	(11,367,525)	(1,717,577)
Investing activities:
Capital expenditures	(644,773)	—
Proceeds from the sale of property, plant and equipment	17,263,211	622,465
Deposit on leased asset	(4,414,174)	—
Investment in marketable securities	(3,772,839)	(16,237,359)
Sale of marketable securities	10,517,749	—
Cash acquired in acquisition	2,000	103,222

Net cash (used in) provided by investing activities	18,951,174	(15,511,672)
Financing activities:
Line of credit, net change	(699,022)	998,992
Pay off bank debt	(8,067,573)	—
Proceeds from short-term debt issuance	1,000,000	—
Repayments on long-term debt	(928,308)	(1,064,004)

Net cash (used in) provided by financing activities	(8,694,903)	(65,012)

Effect of exchange rate changes on cash	278,649	(1,601)

Increase (decrease) in cash	(832,605)	(17,295,862)
Cash and cash equivalents at beginning of year	3,876,708	19,032,392

Cash and cash equivalents at end of period	$3,044,103	$1,736,530

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$757,000	$410,000
Income taxes	$654,000	—
Non-cash transactions:
Convertible note converted to stock	—	6,563,555
Convertible note issued related to acquisition	—	6,500,000
Promissory note issued related to acquisition	—	4,000,000
Stock issued for purchase of subsidiary	607,148	1,308,763
Assets acquired in sale leaseback	15,800,000	—

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

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(4) Inventory (Continued)

Our reserve for inventory obsolescence at September 30, 2014 and December 31, 2013 was $104,000 and $124,000, respectively.

(5) Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Land and improvements	$699,308	$3,049,765
Buildings and improvements	6,357,967	19,788,447
Equipment	2,920,561	1,306,597
Construction in progress	10,621	425,424

	9,988,457	24,570,233
Less accumulated depreciation	(1,487,214)	(1,722,379)

	$8,501,243	$22,847,854

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

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(130,791)	$(636,778)	$(767,569)
Other comprehensive income (loss) before reclassifications	211,900	(9,753)	202,147
Amount reclassified from AOCI	—	443,418	443,418

Net other comprehensive income (loss)	211,900	433,665	645,565

Balance at September 30, 2014	$81,109	$(203,113)	$(122,004)

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(7) Accumulated Other Comprehensive Loss (Continued)

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(433,418)
Income tax (expense) benefit	—

Net of income taxes	$(433,418)

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

(11) Share-based compensation plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under its incentive-based compensation plan. We classified the awards as a liability as the value of the award will be settled in cash. As of September 30, 2014, we have 280,500 equivalent shares of stock appreciation rights ("SARs") outstanding. During the nine months ended September 30, 2014, we have granted 65,500 SARs and have forfeitures of 53,000. The SARs are remeasured each reporting period and are recognized ratably over the vesting period of the award. The SARs vest over a period of three years and are paid to the recipient in three annual payments of one-third the vested award amount. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. SARs expense for the three and nine months ended September 30, 2014 was $543,504 and $941,469, respectively, as compared to $274,600 and $388,350 for the three and nine months ended September 30, 2013, respectively. The SARs are included in selling, general and administrative expenses in our consolidated statement of operations. As of September 30, 2014, total unrecognized compensation cost related to unvested SARs was $2.3 million.

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

On July 9, 2014, we issued 5,316 shares of common stock to a director as director compensation and an aggregate of 5,264 shares of restricted common stock (for which restrictions lapse on July 8, 2015) to two newly appointed directors for compensation for their service as directors. On September 16, 2014, we issued 2,605 shares of restricted common stock to a director as director compensation for which restrictions lapse on September 16, 2015.

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

Operating Losses

Our operating losses were $5.8 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.3 million and $5.6 for the three and nine months ended September 30, 2013, respectively. The increase in operating losses was the result of the six acquisitions completed in 2013.

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

Net cash used in financing activities was $8.7 million for the nine months ended September 30, 2014 as we paid off the remainder of our Key Bank line of credit from proceeds of our sale leaseback transaction. During the nine months ended September 30, 2013, we used $0.1 million, primarily related to long-term debt payments. During the third quarter of 2014 we borrowed $1.0 million from a related party to be used for operational activity.

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

As of September 30, 2014, we had over 47,000 active independent sales representatives, of which more than 600 were at the highest level under our various compensation plans. These independent sales leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales representative or a group of leading representatives could negatively impact our growth and our revenue.

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
Date: November 18, 2014

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