Form 10-K
period 2014-12-31
CVSL INC.
filed 2015-03-16
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-36755

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing stock price reported on June 30, 2014 was $102,133,474.

The number of shares outstanding of common stock as of March 12, 2015 was 34,367,095 shares.

CVSL Inc.

PART I

Item 1.	Business

Overview

We operate a multi-brand direct selling/micro-enterprise company that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business. We are engaged in a long-term strategy to develop a large, global, diverse, company that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprise with the infrastructure and operational excellence of a large scale company. We are building an online “community” consisting of a growing number of entrepreneurs and their customers, who can share various economic benefits of membership. Our growth is supported by a highly disciplined acquisition strategy focused on quality targets that can benefit from our significant operational expertise, turnaround strategies, financial resources, access to innovative technologies, and core infrastructure. We completed our first seven acquisitions of direct selling companies during 2013 and in the first quarter of 2014 and currently have a presence in seven major product categories: home décor, gourmet foods and spices, nutritional supplements, skin care, home improvement, stationery and home security. During 2014, we generated $108.8 million in revenues.

Acquisitions

Our disciplined acquisition strategy is derived from the industry knowledge and operating expertise of our management team, which we believe allows us to identify, evaluate and integrate premium micro-enterprise companies that can benefit from our company’s resources, while contributing to our overall growth strategy. We have grown at a rapid pace as a result of our recent acquisitions and intend to continue to aggressively pursue additional acquisitions in the micro-enterprise space. As of the date of this filing, our micro-enterprise portfolio is comprised of the following seven businesses:

Business	Date of Acquisition	Number of Countries with Sales Presence	Products
The Longaberger Company	March 18, 2013	2	Premium hand-crafted baskets and products for the home
Your Inspiration at Home	August 22, 2013	3	Hand-crafted spices from around the world
Project Home	October 1, 2013	1	Home Improvement and Personal Safety Products designed for women
Agel	October 22, 2013	40	Nutritional supplements and skin care products
My Secret Kitchen	December 20, 2013	1	Unique line of gourmet food products
Paperly	December 31, 2013	1	Custom stationery and paper products
Uppercase Living	March 13, 2014	2	Customizable vinyl expressions for display on walls

In addition, on February 6, 2015, we signed a definitive acquisition agreement to acquire Kleeneze Limited, an entity that sells a variety of household goods in the United Kingdom and Ireland. See “Recent Developments - Agreement to Acquire Kleeneze.”

Each company we acquire maintains its own unique identity, sales force, leadership, brand and culture. CVSL provides each company it acquires with a common shared corporate infrastructure that provides operating efficiencies in areas such as sourcing, manufacturing, IT, distribution and administration. CVSL also provides operational expertise and cross-pollination of business ideas and best practices across companies. With each acquisition we expand our product and service base, our customer base and our geographic base, as well as our independent sales force. CVSL currently has sales in more than 40 countries on six continents around the world and has established a strong foundation for further international expansion for all of its companies. We believe we have an opportunity to leverage the resources, infrastructure and local market expertise we have in each of the countries where we have operations and sales.

In addition to the direct selling companies identified above, on September 25, 2012, we consummated a Share Exchange Agreement with HCG and Rochon Capital Partners, Ltd. (“Rochon Capital”), an entity controlled by John Rochon, our Chief Executive Officer and Chairman of the Board, whereby Rochon Capital transferred 100% of the outstanding shares of HCG to us in exchange for approximately 95% of the common stock (on a fully-diluted basis upon issuance) of CVSL to be issued in two tranches, the first of which was issued on September 25, 2012 (the “Initial Exchange”), and the second of which (consisting of 25,240,676 shares of our common stock, referred to as the “Second Tranche Stock”) may be issued in the future. On October 10, 2014, we entered into an Amended Share Exchange Agreement with Rochon Capital, which became effective on December 1, 2014 (the “Amended Share Exchange Agreement”), which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See the section of this filing entitled “Certain Relationships and Related Party Transactions.” The Initial Exchange resulted in HCG becoming our wholly-owned subsidiary.

From September 2012 until our first acquisition in March 2013, our primary focus was on the publishing business conducted by HCG, which until March 2013 was our sole revenue producing business. For the year ended December 31, 2012, we derived $0.9 million in revenue from the operations of HCG. Prior to our acquisition of HCG in September 2012, our primary business was the development of products for medical use. The medical products line of business was terminated in December 2012. HCG publishes a monthly magazine, Happenings Magazine, which references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, including direct selling companies. Such services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers.

Recent Developments

Underwritten Offering

On March 4, 2015, we closed a firm commitment underwritten public offering (the “Offering”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”) of 6,667,000 shares of our common stock and warrants (the “Warrants”) to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement that we entered into with Aegis, as the representative of the Underwriters, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The Underwriters have partially exercised their over-allotment option to purchase additional Warrants to purchase 113,200 shares of common stock at a per Warrant price of $.0001. The gross proceeds from the Offering were $20.0 million and the net proceeds were approximately $17.8 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants.

We currently intend to use a substantial portion of the net proceeds from the Offering to acquire other businesses that we believe will be synergistic with our current businesses. We intend to use up to $5.5 million of the net proceeds from the Offering to acquire Kleeneze as further described below. The remaining net proceeds will be used for general working capital purposes, including ongoing operations, expansion of the business and further research and development

The Underwriting Agreement contains customary representations, warranties, and agreements by us, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. In addition, pursuant to a warrant agreement (the “Representative’s Warrant Agreement”) we agreed, as additional compensation in connection with the Offering, to issue warrants to Aegis (the “Representative’s Warrants”) to purchase up to a total of 166,675 shares of common stock (2.5% of the shares of common stock sold in the Offering, but excluding the over-allotment option) (the “Representative’s Warrant Shares”), which warrants are exercisable at a price equal to $3.75 per share.

The Warrants have a per share exercise price of $3.75 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholder), are exercisable immediately and will expire five years from the date of issuance. We do not intend to apply to list the Warrants on the NYSE MKT, any other national securities exchange or any nationally recognized trading system.

The Warrants are exercisable at any time a registration statement registering the issuance of the shares of common stock underlying the Warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant.

A holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, a consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction.

The shares of common stock, the Warrants, the shares of common stock that are issuable upon exercise of the Warrants, the Representative’s Warrants and the Representative’s Warrant Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on February 24, 2015 and a prospectus supplement filed with the Commission on March 2, 2015.

Agreement to Acquire Kleeneze

On February 6, 2015, Trillium Pond AG (“Trillium Pond”), a Swiss corporation indirectly wholly owned by us entered into a Share Purchase Agreement (the “SPA”) with Findel plc (“Findel”), a company incorporated in England, to purchase from Findel all of the issued and outstanding share capital of Kleeneze Limited (“Kleeneze”), a company incorporated in England and Wales. Kleeneze has one wholly-owned subsidiary, Kleeneze (Ireland) Limited. The consummation of the acquisition is subject to certain conditions, including approval by the New York Stock Exchange MKT. Kleeneze was founded in 1923 and sells a variety of household goods through a network of more than 7,000 independent sales representatives in the U.K. and Ireland.

Note: U.S. dollar amounts set forth below are based on a pound sterling/U.S. dollar exchange rate of $1.5245: £1.00 on March 6, 2015.

Pursuant to the SPA, Trillium Pond has agreed to acquire all 2,500,001 shares of Kleeneze common stock issued and outstanding in exchange for payment to Findel of £3,618,534 (or approximately $5.5 million) (the “Base Consideration”) subject to adjustment based on Kleeneze’s final last twelve months earnings before interest, taxes, depreciation and amortization (“LTM EBITDA”) calculated prior to the closing date. The closing date is expected to be within 45 days of the execution of the SPA. Of the Base Consideration, £500,000 (or approximately $0.8 million) will be held in a Retention or Escrow Account pending the final determination of the LTM EBITDA, if necessary. The SPA contains customary conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met.

Should the LTM EBITDA fall below a predetermined amount, a portion of the Base Consideration can be paid, at Trillium Pond’s option, in either cash or shares of our common Stock. Should the LTM EBITDA exceed the benchmark amount, the consideration will be increased by five times the increase of LTM EBITDA over the predetermined amount, but in no instance will total consideration exceed £5,000,000 (or approximately $7.6 million). Any consideration paid above the Base Consideration is to be paid in shares of our common Stock.

The SPA provides that Kleeneze is to maintain approximately £5,119,949 (or approximately $7.8 million) of total working capital at closing, of which £866,000 (or approximately $1.3 million) is to be cash held by Kleeneze at closing. In addition, as part of the SPA, Findel will agree to indemnify Trillium Pond against certain losses relating to potential breaches of the SPA, certain fees and expenses, and certain post-closing liabilities of Kleeneze.

The closing of the SPA is conditioned upon the delivery and execution of a Service Level Agreement (the “SLA”) between Findel’s wholly-owned subsidiary, Express Gifts Limited (“EGL”), and Kleeneze providing for (i) EGL to continue providing warehousing, packaging and fulfillment services, as well as other services such as of office space and information technology support, to Kleeneze for a minimum of eighteen (18) months after the closing, and (ii) Kleeneze to pay a fee per shipped order, dependent on the warehouse location, as well as certain fees associated with the other services in the SLA.

In addition, the closing of the SPA is also conditioned upon the delivery and execution of a Transitional Services Agreement (the “TSA”) between Kleeneze and Findel providing for (i) Findel to continue to provide certain administrative functions to Kleeneze for a maximum of twelve months after the closing and (ii) Kleeneze to pay Findel agreed upon fees for such administrative services during the term of the TSA. Such services will include finance support, human resources and other back office services to support Kleeneze’s ongoing operations.

At-the-Market Issuance Sales Agreement

On December 3, 2014, we entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During the first quarter of 2015 (through March 15, 2015), we sold 101,083 shares under the agreement and received aggregate net proceeds of $683,687.

Conversion of Note

On November 26, 2014, we issued 3,200,000 shares of our common stock to Richmont Capital Partners V LP (“RCP V”), upon conversion of the convertible subordinated unsecured promissory note in the principal amount of $20.0 million that had been issued in 2012 to RCP V (the “RCP V Note”).

Sale Leaseback Agreement

On July 31, 2014, TLC and CFI NNN Raiders, LLC (“CFI”), entered into an Agreement of Purchase and Sale (the “Sale Leaseback Agreement”) pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI for an aggregate purchase price of $15.8 million ($4.4 million of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

Concurrently with entering into the Sale Leaseback Agreement, we entered into a Master Lease Agreement with CFI (the “Master Lease Agreement”). The Master Lease Agreement provides for a 15-year lease term and specifies the base quarterly payment for the real estate leased. The base quarterly payment in the first year is $551,772 and increases 3% annually each year thereafter. During the lease term, all of the costs, expenses and liabilities associated with the real estate are to be borne by us, and we are entitled to the unlimited use of the real estate. The Master Lease Agreement includes customary events of default, including non-payment by us of the quarterly payment or other charges due under the Master Lease Agreement. We used the proceeds from the sale of the real estate to pay off outstanding bank debt and intend to use the remaining proceeds for working capital purposes.

Strengths and Competitive Advantages

We believe that the following sets us apart from our competitors:

•	Our experienced management team and board of directors. Our management team and the Board are comprised of highly experienced industry leaders, including John P. Rochon, our Chairman of the Board and Chief Executive Officer. Mr. Rochon has 35 years of experience in capital markets, finance, operations, mergers and acquisitions, business planning, technology, sales and brand building, including an ownership position and prior senior management experience as the Chairman and Chief Executive Officer of Mary Kay Inc., a company he led through global expansion to 37 countries, a major investment in technology and a successful management-led leveraged buyout. Other members of the senior management team and the Board have also had significant experience in the direct selling industry and other industries, including Russell Mack (Mary Kay, American and United Airlines, the White House), Kelly Kittrell (Bank of America, Ernst & Young, KPMG Peat Marwick), William Randall (Mary Kay, BeautiControl) and Julie Rasmussen (Mary Kay, Hertz Russia, with clients including RJR Nabisco, Johnson and Johnson). In addition, our management team also includes other employees and consultants with significant experience in the direct selling industry, including Ashok Pahwa (Mary Kay, Avon, NuSkin) Thomas Reynolds, Ph.D. (Wirthlin Reynolds, clients including Coca Cola, Federal Express, Procter and Gamble) and Richard Holt (Amway, NuSkin).

•	Our diverse product offerings and large distributor and customer base. Each company that we acquire adds to our diverse product offerings portfolio as well as to our large representative and customer base. Currently, we have over 47,000 active independent sales force members and numerous customers in our CVSL family. We currently offer products in the following categories: home décor, gourmet foods and spices, nutritional supplements, personalized stationery, skin care, home improvement and home security. We intend to grow our business into additional product and service categories.

•	A differentiated shopping experience integrating social media and other state of the art technologies. We provide a differentiated shopping experience for our customers through our energized sales force and our innovative use of social media and other technologies for the sale of products, which provides a multi-channel presence. For example, each of our independent sales representatives may use their own personalized webpage which allows them to offer a convenient shopping experience and to establish a loyal customer base. We have invested in a state of the art IT system for use by our independent sales force members, as well as a new ERP system for operational use. In 2014, CVSL began converting to its new, more modern and sophisticated IT platform for these functions, internally and externally. These systems are being implemented first at TLC. We plan to use these systems for many of our other companies. This new IT system makes the shopping experience easier and more efficient for customers. Our technology upgrade at TLC has two distinct but related aspects, both of which are aimed at improving the company’s efficiency as a business and making it more attractive to sellers and customers. The internal side of the upgrade, the ERP system, gives the company improved ability to manage all aspects of its operations and finance, including financial planning, regular reporting of daily financial metrics to management, ordering of components for manufacturing and vendor-sourced products, accounting, and similar aspects of monitoring the business in order to make better-informed business decisions. The external side of the upgrade is the IT platform on which TLC’s sales force monitors their own businesses. It provides them with the information they need to track sales, their progress toward achievement and reward levels and their downline recruits. The IT platform also includes a customer-facing side of their IT platform, which includes the individual web sites on which customers can shop and place orders. Independent sales representatives now have a centralized site for product information and placing orders, and customers can now more easily maneuver through the site from the home page to the order pages with fewer clicks. Separately, we have been developing, and have launched, an innovative new program called “CVSL Connections,” which seeks to bring all of our independent sales representatives, along with their respective customers, into our virtual online community, where they can explore the offerings of all of our CVSL companies, view social media postings from all of our CVSL companies, and receive a range of discounts and other benefits from our third-party partners. In addition to the potential financial benefits we anticipate, we believe this program will ameliorate turnover among our independent sales representatives and their customers.

•	Our ability to benefit from the brand recognition and loyal customers of each company we acquire. We strive to acquire target companies with well established brands and loyal customers. We believe this approach allows us to maximizes sales opportunities and by increasing the chances that our customers will buy multiple products and services from our CVSL family of companies. We intend that each company that we bring into the CVSL community will maintain its own brand identity, independent sales representatives, key product lines and key leaders.

•	Our scalable business model. CVSL provides each company it acquires with a common shared corporate infrastructure that provides operating efficiencies in sourcing, manufacturing, IT, distribution and administration. As noted above, a new IT system is being introduced at TLC for sales support and a new ERP system for operational use, and once fully implemented it is expected that the systems will be made available to other CVSL companies. In addition, YIAH has now begun operations in North America based in our Ohio facilities while continuing operations in Australia, operating out of our Newark, Ohio office building and Project Home has shifted inventory and distribution from its facilities in Denver, Colorado to our Ohio facilities. YIAH’s manufacturing facility in Australia has commenced production of certain products to be sold by My Secret Kitchen in the United Kingdom, allowing for both companies to benefit from economies of scale and best practices in manufacturing. We anticipate further integration over time of back-office functions by all our companies, resulting in what we expect to be additional cost synergies. “Shared services” are also being developed in areas such as marketing support, travel, distribution, customer care and legal support. CVSL also provides operational expertise and cross-pollination of business ideas across companies. Our role in managing our companies varies according to the needs and circumstances of each company. Our intention is that all of our companies will be able to operate in a relatively self-sufficient manner on a day-to-day basis, drawing upon our management as needed to set strategy, improve operations or solve problems, such as identifying suitable strategic business opportunities or other partnerships.

•	Our unique incentives program. Through our CVSL Connections program, we are building an array of attractive benefits and other incentives for our independent sales representatives and their customers, including a range of useful discounts in areas such as travel, amenities, office supplies, entertainment, services and other benefits. Partners include Hertz Corporation, Vivint, Inc. Home Automation, Bond Street Office Supplies, Square Inc. Payment Solution, Dynamics co-branded Visa credit cards, Protect America, Inc. Home Security, Amazon.com, Dell Computers, Coupons.com, Apple iTunes, JOIP Digital Phone Service, eHealth Insurance, and XOOM Energy, LLC. We are in various stages of discussion with other partners. We have launched a web-based portal for members of the CVSL Connections program and will continue to build out features and offers available over time, which will allow members to access these exclusive benefits. As the CVSL Connections program grows, we believe it will have a powerful impact on customer and sales field loyalty.

Our Strategy

Our goal is to combine the power of micro-enterprise with the power of personal networks, linking millions of interpersonal relationships in a virtual “community.” We are engaged in a long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. A core component is our ongoing acquisition strategy, which we expect will result in additional revenue being added as more companies are acquired. We intend to “build out” the CVSL family of companies across multiple dimensions by expanding in each of the following areas:

•	Product and Service Categories. We seek to acquire micro-enterprise companies with diverse product and service offerings, which will allow us to gain a foothold in a fundamental category of products or services that has significant potential to grow over time. The size of a target company is not as important to us as gaining entry into a desirable new product or service category. We also believe that we will be able to grow each of our portfolio companies organically by our leveraging of operational infrastructure, as well as shared best practices in operations, sales and sales field recruiting. As described under “Strengths and Competitive Advantages-Our Scalable Business Model,” we are already leveraging our operational infrastructure to support our current companies. For example, YIAH and Project Home use office and distribution space at our facilities in Ohio and the shared services events and marketing teams have helped multiple companies that previously used outside third parties with new catalogues and event planning. In addition to the shared operational resources currently being leveraged by the various companies, we have plans to continue to integrate the back-office and leverage our operational resources. For example, the implementation of our new ERP system at TLC is expected to be rolled out to other companies over time, which will be beneficial from a simplicity (single system to manage and operate) and cost (single system to host and maintain) standpoint.

•	Geography. We seek to acquire companies in new geographic markets. Our major markets outside the United States currently are Australia, Italy, Russia and other Eastern European countries. Each time we acquire a company in a new geographic market, we gain a foothold in that country which represents additional growth potential. Each new geographic market we are able to penetrate becomes an established platform in which our other portfolio companies may conduct commerce, saving the investment of time and expense that would otherwise be necessary for each company to open new markets individually. Although we do not have any immediate plans to expand our sales or operations to any new countries and believe that there is ample room to expand our sales and operations within the countries in which we currently have a presence, should a business opportunity in a new country present itself, we would consider entering such geographic markets.

•	The “Consumer Cloud.” Every micro-enterprise company we acquire brings with it names and contacts that represent personal relationships with current sellers, former sellers, current customers and former customers. We intend to use social media as one method to reach and connect all of these people. There are numerous connections already within the CVSL family of companies and we intend to continue to add many more connections through organic growth and acquisitions. The “consumer cloud” refers to a data base with a list of connections, including names of current and former sellers in our independent sales force, current and former customers, in some cases current and former hosts or hostesses (for party plan companies), and employees. The number of such connections varies according to the size of the company. The connections include such information as names, addresses, email addresses, phone numbers and past selling or purchasing history. These persons can be reached via email, and in some cases by phone or in writing. They can also be reached when they visit the web sites of any CVSL company, or the website for the CVSL Connections program, or the personalized web sites of independent sales representatives of any CVSL company.

In the consumer cloud, CVSL can inform these contacts about opportunities or product or service offerings by all CVSL companies, it can engage them in dialogue through social media (e.g., Facebook), and can provide these contacts with benefits and privileges such as discounts on products or services offered by third-party partners—for example, rental cars, office supplies, a credit card offering, etc. Every time any CVSL company adds another seller or customer, it obtains an additional connection from that person (organic growth), and each time CVSL acquires another company, it adds to its data base the total number of connections which that acquired company has already accumulated. These connections represent personal relationships—between family members, friends, neighbors, co-workers, etc. When a consumer recommends a product to a friend, family member or neighbor, that recommendation carries more credibility than even the most effective advertising. Our strategy is to build a virtual “community” which offers its members an attractive and growing array of benefits and privileges.

•	Gender Demographics. The sales forces of our companies, as well as their customers, represent both gender demographics, although the gender breakdown varies from one company to another. We seek to acquire companies that will appeal to both gender demographics. In general, the micro-enterprise/direct selling sector globally tends to be more female than male. According to a 2011 study by the Direct Selling Association, 78% of direct selling entrepreneurs were female. However, both genders are represented in varying proportions, depending on the nature of the product or service.

The Direct Selling Industry

Direct selling is a well-established sales channel where products are marketed directly to customers, eliminating the need for middlemen, wholesalers, advertisers and retailers. The global direct selling market is a growing $178 billion industry. The U.S. portion of the industry alone exceeds $32 billion in annual sales. Worldwide, more than 90 million people are estimated to participate in direct selling. According to the World Federation of Direct Selling Associations, the four largest direct selling markets are the United States, Japan, China and Brazil, but the direct selling industry has a strong presence in every region of the world. Our management team believes that there are numerous companies in the micro-enterprise sector with annual revenues of $50 to $300 million.

Our History and Overview of Recently Acquired Companies and Companies to Be Acquired

Our History

We were incorporated under the laws of Delaware in April 2007 under the name Cardio Vascular Medical Device Corporation. In June 2011, we converted to a Florida corporation and changed our name to Computer Vision Systems Laboratories, Corp. On May 27, 2013, we changed our name to CVSL Inc. On September 25, 2012, we completed an initial share exchange whereby we acquired 100% of the issued and outstanding capital stock of HCG, a magazine publisher, in exchange for 21,904,302 shares of our common stock representing approximately 90% of our issued and outstanding capital stock at such time. In December 2012, we decided to terminate our medical device line of business. On October 16, 2014, we effected a 1-for-20 reverse stock split of our authorized and our issued and outstanding common stock.

Happenings Communications Group

Through the Initial Exchange that occurred in September 2012, we acquired HCG. HCG publishes a monthly magazine, Happenings Magazine, which references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct selling businesses. Services may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as an “in-house” resource for providing marketing and creative services to the direct selling companies that we expect to acquire.

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as support centers for sales representatives. We acquired, in two separate transactions, a total of 1,616 shares of TLC’s Class A common stock (“TLC Class A Common Stock”), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which class has sole voting rights at TLC, and acquired 968 shares of TLC’s Class B common stock, which are non-voting (“TLC Class B Common Stock” and, together with the TLC Class A Common Stock, the “TLC Stock”). Together, the two transactions resulted in CVSL acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the “Trust”), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the “Convertible Note”), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 1,625,000 shares of our common stock.

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Ltd., an Australian corporation, which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our common stock and the assumption of certain liabilities of YIAH.

Project Home

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct seller of a line of home improvement and personal safety products designed for women. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of certain liabilities of Tomboy Tools, Inc.

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc. (“AEI”) which acquired substantially all of the assets of Agel. AEI is a direct selling business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI’s products are sold in over 40 countries. We are in the process of developing a new proprietary skin care product to be launched by Agel and are in negotiations for the exclusive use of a unique ingredient for such product. To date, research and development costs for such product have been minimal. AEI acquired substantially all the assets of Agel in exchange for total consideration of 372,330 shares of our common stock (of which 28,628 shares were issued in January 2014), the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million and the assumption of certain liabilities of Agel.

Paperly

In December 2013, we formed Paperly, Inc., a Delaware corporation, which acquired substantially all of the assets of Paperly, a direct seller that allows its independent sales representatives to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 7,797 shares of our common stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) from 2014 to 2016. The shares of our common stock for this acquisition were issued in 2014.

My Secret Kitchen

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of My Secret Kitchen (“MSK”), an award-winning United Kingdom-based direct seller of a unique line of food products. We acquired 90% of the stock of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn-out of 5% of EBITDA from 2014 to 2016. The shares of our common stock for this acquisition were issued in January 2014.

Uppercase Living

In March 2014, we formed Uppercase Acquisition, Inc., a Delaware corporation which acquired substantially all the assets of Uppercase Living, a direct seller of customizable vinyl expressions for display on walls. Consideration consisted of 28,920 shares of our common stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that acquired the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or shares of our common stock at our discretion. The shares of common stock for this acquisition were issued in April 2014.

Kleeneze

As described above under “Recent Developments,” on February 6, 2015, Trillium Pond entered into the SPA with Findel to purchase from Findel all of the issued and outstanding share capital of Kleeneze, a company that sells a variety of household goods through a network of more than 7,000 independent sales representatives in the U.K. and Ireland. Pursuant to the SPA, Trillium Pond has agreed to acquire all 2,500,001 shares of Kleeneze common stock issued and outstanding in exchange for payment to Findel of £3,618,534 (or approximately $5.5 million) (the “Base Consideration”) subject to adjustment based on Kleeneze’s final LTM EBITDA calculated prior to the closing date. Should the LTM EBITDA fall below a predetermined amount, a portion of the Base Consideration can be paid, at Trillium Pond’s option, in either cash or shares of our common Stock. Should the LTM EBITDA exceed the benchmark amount, the consideration will be increased by five times the increase of LTM EBITDA over the predetermined amount, but in no instance will total consideration exceed £5,000,000 (or approximately $7.6 million). Any consideration paid above the Base Consideration is to be paid in shares of our common Stock. The SPA contains customary conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met.

Golden Girls

During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls, a direct seller and purchaser of jewelry for cash. The seller has been unable to fulfill the conditions to closing and our obligations under the definitive agreement have now lapsed. Due to the company’s size, it would have had an immaterial effect on our revenues, earnings, assets and liabilities.

Marketing, Manufacturing and Distribution

We presently have sales operations in over 40 countries and serve our customers through independent sales representatives. For the year ended December 31, 2014, approximately 41.4% of our revenue was derived from sales outside the United States and for the year ended December 31, 2013, approximately 16.0% of our revenue was derived from sales outside the United States. The independent sales representatives utilize brochures and websites to advertise products offered by our companies. Nearly all independent sales representatives have their own personalized website for customers to use for ordering products, which allows the sales representatives to run their business more efficiently and improves our order-processing accuracy. Representatives earn commissions by selling products to their customers, the ultimate consumer. We generally have no arrangements with end-users of our products beyond the representatives. No single representative accounts for more than 1% of our revenues.

Orders are placed using the Internet, mail, telephone, fax and directly with our representatives at events that they host, and payments are processed, often via credit card, when orders are taken. Once the order is processed, products are gathered at a distribution center and delivered to the customer through a combination of local and national delivery companies. We do not believe we are materially dependent on any single supplier for raw materials or finished goods, with the exception of Innovative FlexPak, LLC, which produces substantially all of Agel’s finished goods. We believe that there are other suppliers who could produce these products for Agel, if necessary; however, transitioning to other suppliers could result in delays or additional expense. In order to further mitigate this risk, Agel has developed relationships with two additional suppliers and has begun diversifying the source of its finished goods. We purchase raw materials from numerous domestic and international suppliers. Sufficient raw materials were available during the year ended December 31, 2014, and we believe they will continue to be. We believe alternative suppliers of raw materials are readily available if our current suppliers were to become unavailable. In some markets, we utilize retail locations to serve representatives and customers. We utilize third party manufacturers for some of our products and manufacture certain products ourselves, such as food products sold in Australia and baskets sold by TLC. We utilize the production capabilities of a 600,000 square foot manufacturing facility in Sherman, Texas, which is owned by Michael Bishop, a member of our Board of Directors, to produce products for YIAH that are being sold in the United States, as well as for their distribution. In addition, we began initial production runs of certain Agel products in this facility in 2014 and expect to continue to utilize this facility to meet some of Agel’s production needs in the future. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal delivery companies for the delivery of our goods. We believe that there are several alternative delivery companies that could replace the current delivery companies, and there are several alternative manufacturers that could replace our current manufacturers.

The independent sales representatives are independent contractors compensated based on sales of products achieved by them, the representatives they recruit, known as their down-line representatives, and their customers. Representatives do not receive a fee for recruiting down-line representatives. The recruiting and training of new representatives are the responsibilities of the existing representatives, who are supported by in-house marketing staff. Because representatives are compensated not only on their own sales but on sales made by other representatives who they recruit, each representative has an incentive to recruit additional representatives in order to increase their total sales and potential sales commissions. The primary method of adding to our independent sales representatives and customer base has been the acquisitions of other companies with such bases and personal contacts.

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

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of our brands and the effective marketing of our products. We intend to maintain and keep current our trademark registrations and to pay all applicable renewal fees as they become due that are necessary for the continued use in the business. The right of a trademark owner to use its trademarks, however, is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete, and if for any reason we were unable to maintain our trademarks, our sales of the related products bearing such trademarks could be materially and negatively affected. See “Risk Factors.”

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

Governmental Regulation

The direct selling industry is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States, as well as regulations regarding direct selling activities in foreign markets. Laws specifically applicable to direct selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as “pyramid” or “chain sales” scheme laws. These “anti-pyramid” laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct selling programs involve a high level of subjectivity and are subject to judicial interpretation. We and our subsidiaries are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct selling company that we own or that we acquire in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. We are aware of pending judicial actions and investigations against other companies in the direct selling industry. Adverse decisions in these cases could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling. The implementation of such regulations may be influenced by public attention directed toward a direct selling company, its products or its direct selling program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict our business mode, our prospects business activities, cash flows, financial condition and results of operations may be materially adversely affected.

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the FDA, FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate. Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for nutritional supplements, spices or skin care products that we offer, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

As previously stated, our spices, nutritional supplements and skin cares are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made about our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent sales representatives and attempt to monitor our sales representative’s marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our independent sales representatives fail to comply with these restrictions, then we and our independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent sales representatives in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent sales representatives.

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

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies

As a U.S. entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

As is the case with most companies that operate in our product categories, from time to time we receive inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Industry Overview/Competition

The business of direct selling is competitive. Not only do we compete for customers but also for independent sales representatives. We face competition from products sold to customers by other direct selling companies and through the internet, and products sold through the mass market and traditional retail channels.

Many direct selling segment competitors such as Avon Products Inc., Tupperware Brands Corp. and others have longer operating histories, greater financial, technical, product development, marketing and sales resources, greater name recognition, larger customer bases and better-developed distribution channels.

Seasonality

Although we are not significantly affected by seasonality, we do experience slight increases in sales activity in the fourth quarter around Christmas.

Employees

As of December 31, 2014 and 2013, we had worldwide approximately 401 and 393 employees (including employees of our subsidiaries), respectively, as measured by full-time equivalency. These numbers do not include our independent sales representatives, who are independent contractors and are not considered employees. Our employees are not represented by a union or other collective bargaining group. We believe that we have a good relationship with our employees.

Independent Sales Representatives

As of December 31, 2014, we had more than 47,000 active independent sales representatives across our direct selling companies. If we complete the Kleeneze transaction, we will have more than 54,000 independent sales representatives. Our independent sales representatives are not salaried and earn commissions by selling products to their customers, the ultimate consumer. They also earn revenue from the sales of products by representatives whom they recruit, train and motivate. Our largest general and administrative expense is commissions paid to our independent sales representatives. For the year ended December 31, 2014, we paid $25.0 million in commissions to our independent sales representatives.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are made available free of charge through the Investor Relations section of our Internet website, http://www.cvsl.us.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A. Risk Factors

You should carefully consider the following risks in evaluating our Company and our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the market price of our common stock could decline.

Risks Relating To Our Business

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $(32.2 million) as of December 31, 2014 and $(13.1 million) as of December 31, 2013 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

We rely upon our existing cash balances and cash flow from operations to fund our business and if our cash flow from operations is inadequate, we will need to continue to raise capital through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing such as the Offering, significantly scale back our operations, and/or discontinue many of our activities which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms.

Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on February 14, 2023 and October 22, 2018 that have principal balances of $3.37 million and $1.37 million, respectively as of December 31, 2014. In addition, we are obligated to repay the aggregate principal amount of $1.0 million owed under three notes together with accrued interest in July 2015 and miscellaneous debt of $0.6 million due in 2016. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of December 31, 2014, we had approximately $1.0 million in marketable securities, invested primarily in a diversified portfolio of corporate and government bonds. At December 31, 2014 we did not have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the year ended December 31, 2014, our realized gains/losses on marketable securities was a loss of $0.8 million. At December 31, 2014, the fair market value of equity securities totaled $0 and the fair market value of the fixed income securities totaled approximately $1.0 million. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

We may be unsuccessful in closing the contemplated Kleeneze transaction or integrating their business operations with ours, either of which events, if they were to occur, would negatively impact our growth strategy.

There can be no assurance that we will be able to successfully consummate the Kleeneze transaction or complete the integration of its business operations following any such acquisition, the failure of which could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. The SPA for the Kleeneze transaction contains conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met. The integration of the Kleeneze transaction may include the following challenges:

•	assimilating Kleeneze’s business operations, products and personnel with our existing operations, products and personnel;

•	estimating the capital, personnel and equipment required for Kleeneze’s business based on the historical experience of management;

•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	successfully developing and marketing Kleeneze’s products and services;

•	entering a market in which we have limited or no prior experience; and

•	coordinating our efforts throughout various distant localities and time zones, such as the United Kingdom where Kleeneze is based.

Our growth strategy, as well as the business of Kleeneze if and when we acquire it, will be subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, including consummating and integrating the Kleeneze transaction, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

Our business is difficult to evaluate because we have recently expanded, and intend to continue to expand, our product offerings and customer base.

Although our business has grown rapidly, we are still in the early stages of the implementation of our primary growth strategy, which is to increase our acquisitions of, and our number of strategic transactions with, other direct selling companies, such as the contemplated Kleeneze transaction and potentially companies engaged in other direct selling related businesses. As such, it may be difficult for investors to analyze our results of operations, to identify historical trends or even to make quarter-to-quarter comparisons because we have operated many of these newly-acquired businesses for a relatively limited time, have not yet closed the Kleeneze transaction and intend to continue to expand our product offerings. Our growth strategy, as well as each business we acquire, is subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, including the Kleeneze transaction, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our growth strategy.

There can be no assurance that we will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. Our failure to successfully identify suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price as our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. In this regard, the SPA for the Kleeneze transaction contains conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met. We are continually evaluating acquisition opportunities available to us that we believe will fit our acquisition strategy, namely companies that can increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities.

We may seek to finance acquisitions or develop strategic relationships which may dilute the interests of our shareholders.

The financing for future acquisitions could dilute the interests of our shareholders, result in an increase in our indebtedness, or both. The issuance of our common stock in the Offering resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriter’s over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons, including:

• interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

• any issuance of securities in connection with an acquisition or other strategic transaction which dilutes the current holders of our common stock.

For example, the Kleeneze transaction, if and when the transaction closes, with Base Consideration of £3,618,534 (or approximately $5.5 million), depending upon how it is ultimately financed, could dilute the interests of our shareholders, or result in an increase in our indebtedness, or both.

We may be unable to successfully integrate the businesses we have recently acquired and may acquire in the future with our current management and structure.

Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. The larger the business we acquire, the larger we believe our integration challenge will be. Integration challenges may include the following:

• assimilating the acquired business’ operations products and personnel with our existing operations, products and personnel;

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

The diversion of management’s attention and costs associated with acquisitions may have a negative impact on our business.

If management’s attention is diverted from the management of our existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, cash flow, financial condition and results of operations of our existing businesses may suffer. We also may incur unanticipated costs in connection with pursuing acquisitions and strategic transactions. Currently, we are devoting a significant amount of management’s time to the contemplated Kleeneze transaction.

Acquisitions may subject us to additional unknown risks which may affect our customer retention and cause a reduction in our revenues.

In completing prior acquisitions and any future acquisitions, including the contemplated Kleeneze transaction, we have and will rely upon the representations and warranties and indemnities made by the sellers with respect to each such acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay the debt obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

We may have difficulty managing future growth.

Since we commenced operations in the direct selling business, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. We expect that the Kleeneze transaction, if and when consummated, will place increased pressure on these management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage additional employees, as well as attract new management, sales, finance and accounting, international, technical, and other professionals in order to oversee our expanded operations. Any failure to expand our workforce and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

The beneficial ownership of a significant percentage of our common stock gives John Rochon and members of his family effective control of us, and limits the influence of other shareholders on important policy and management issues.

John P. Rochon, as our Chief Executive Officer and Chairman of our Board, and through his control of Rochon Capital, and John Rochon Jr., as Vice Chairman and through his control of Richmont Capital Partners V, LP, control our company and important matters relating to us. As a result of their positions with our company and their voting control of our company, John P. Rochon and John Rochon, Jr. control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. Their control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon’s and John Rochon, Jr.’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company. On December 1, 2014, the Amended Share Exchange Agreement became effective, which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See “Certain Relationships and Related Transactions, and Director Independence.” Upon the issuance of the shares sold in the Offering completed on March 4, 2015, John P. Rochon, together with John Rochon, Jr., control approximately 58.2% of the voting power of our outstanding securities. In the event that the Second Tranche Stock is issued, John P. Rochon, together with John Rochon, Jr., will control approximately 75.9% of the voting power of our outstanding securities.

Furthermore, the issuance of the Second Tranche Stock in accordance with the terms of the Amended Share Exchange Agreement would have a further dilutive effect.

Assuming the issuance of the Second Tranche Stock becomes issuable, the number of outstanding shares of our common stock would increase to in excess of 60,000,000, with approximately 190,000,000 shares of our common stock available for issuance and John P. Rochon, together with John Rochon, Jr., would beneficially own approximately 75.9% of our outstanding shares of common stock. In the event the Second Tranche Stock becomes issuable, 25,240,676 additional shares of common stock will be issued. The perception that such further dilution could occur may cause the market price of our common stock to decline.

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

We utilize the services of Richmont Holdings, Inc. (“Richmont Holdings”), a private investment and business management company owned 100% by John P. Rochon, under a reimbursement of services agreement pursuant to which Richmont Holdings provides transactions and administrative services to us. CVSL has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for certain expenses incurred by us in connection with our use of its office space, access to its office equipment, access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-selling companies. We continue to rely upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

Certain of our subsidiaries are dependent on their key personnel.

The loss of the key executive officers of certain of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by CVSL’s senior management, certain subsidiaries are primarily dependent upon their founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. For example, TLC is particularly dependent upon Tamala Longaberger as the face of the Longaberger brand and her close interaction with the sales field. Agel is particularly dependent upon its Co-Chief Executive Officers, Jeff Higginson and Jeremiah Bradley, who represent the Agel brand to their sales force and likewise YIAH is dependent upon Colleen Walters, its Chief Executive Officer and founder. The loss of any of these individuals could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of certain of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

We experience a high level of competition for qualified representatives in the direct selling industry and the loss of key high-level independent sales representatives could negatively impact our growth and our revenue.

As of December 31, 2014, we had over 47,000 active independent sales representatives, of which more than 600 were at the highest level under our various compensation plans. These independent sales leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales representative or a group of leading representatives could negatively impact our growth and our revenue.

In the direct selling industry, sales are made to the ultimate consumer principally through independent sales representatives. Generally, there can be a high rate of turnover among a direct selling company’s independent sales representatives. Our independent sales representatives may terminate their service at any time.

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

Several factors affect our ability to attract and retain independent sales representatives, including:

•	on-going motivation of our independent sales representatives;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the industry, our business and our products;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining independent sales representatives.

Changes to our compensation arrangements could be viewed negatively by some independent sales representatives and could cause failure to achieve desired long-term results and increases in commissions paid could have a negative impact on profitability.

The payment of commissions and incentives, including bonuses and prizes, is one of our most significant expenses. We closely monitor the amount of the commissions and incentives we pay as a percentage of net revenues, and may periodically adjust our compensation plan to better manage these costs.

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

Our business operates in an industry with numerous manufacturers, distributors and retailers of consumer goods. The market for our products is intensely competitive. Many of our competitors, such as Avon Products Inc., Tupperware Brands Corp. and others are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our independent sales representatives to market and sell our products through direct marketing techniques. Our ability to compete with other direct marketing companies depends greatly on our ability to attract and retain qualified independent sales representatives. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ products and other competing products that enter the market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

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

Changes in consumer purchasing habits, including reducing purchases of a direct selling company’s products, or reducing purchases from representatives or buying products in channels other than direct selling, such as retail, could reduce our sales, impact our ability to execute our business strategy or have a material adverse effect on our prospects, business activities, cash flow, financial condition, and results of operations.

Direct selling companies are subject to numerous laws.

The direct selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission (the “FTC”) and various state agencies in the United States, as well as regulations regarding direct selling activities in foreign markets. Laws specifically applicable to direct selling companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as “pyramid” or “chain sales” scheme laws. These “anti-pyramid” laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct selling programs involve a high level of subjectivity and are subject to judicial interpretation. We and our subsidiaries are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct selling company that we own or we acquire in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. We are aware of pending judicial actions and investigations against other companies in the direct selling industry. Adverse decisions in these cases could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling. The implementation of such regulations may be influenced by public attention directed toward a direct selling company, its products or its direct selling program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict our business model, our prospects, business activities, cash flows, financial condition and results of operations may be materially adversely affected.

We are subject to numerous government regulations.

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorney Generals and other state regulatory agencies in the United States, and similar government agencies in each market in which we operate. Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for spices, dietary supplements or skin care products that we offer, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on skin care products and dietary supplements, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

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

Because the representatives that market and sell our products and services are independent contractors, and not employees, we and our subsidiaries have limited control over their actions. In the United States, the direct selling industry and regulatory authorities have generally relied on the implementation of a company’s rules and policies governing its direct sellers, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct selling plans and unlawful pyramid schemes, to compel compliance with applicable laws. We maintain formal compliance measures to identify specific complaints against our representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives our subsidiaries have, it is not feasible for our subsidiaries to monitor the representatives’ day-to-day business activities. We and our subsidiaries must maintain the “independent contractor” status of our representatives and, therefore, have limited control over their business activities. As a result, we cannot insure that our representatives will comply with all applicable rules and regulations, domestically or globally. Violations by our representatives of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our prospects, business activities, cash flow, financial condition and results of operations, including our business reputation, and could subject us to fines and penalties. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our representatives.

Although the physical labeling of our products is not within the control of our representatives, our representatives must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Our foods, nutritional supplements and skin care products are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made about our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent sales representatives and attempt to monitor our sales representatives’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our independent sales representatives fail to comply with these restrictions, then we and our independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent sales representatives in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent sales representatives.

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

Our number of representatives and the results of our operations may be affected significantly by the public’s perception of our subsidiaries and of similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products, components and ingredients, as applicable;

•	the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies’ representatives;

•	our marketing program; and

•	the business of direct selling generally.

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

Our continued success depends on our ability to anticipate, gauge, and react in a timely and effective manner to changes in consumer spending patterns and preferences. We must continually work to discover and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. A critical component of our business is our ability to develop new products that create enthusiasm among our independent sales representatives and ultimate customers. If we are unable to introduce new products, our independent sales representatives’ productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We could face continued economic challenges in fiscal 2015 if customers continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit or sharply falling home prices, among other things.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Some of the nutritional supplements we offer are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Other nutritional supplements we offer contain innovative ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but we have not performed or sponsored any clinical studies. Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that these products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers’ use or misuse of our products or similar products of our competitors.

We frequently rely on outside suppliers and manufacturers, and if those suppliers and manufactures fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

We depend on outside suppliers for raw materials and finished goods. We also may use outside manufacturers to make all or part of our products. Our profit margins and timely product delivery may be dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. We do not believe we are materially dependent on any single supplier for raw materials or finished goods, with the exception of Innovative FlexPak, LLC, which produces substantially all of Agel’s finished goods. We believe that there are other suppliers who could produce these products for Agel, if necessary; however, transitioning to other suppliers could result in delays or additional expense. In order to mitigate this risk, Agel has developed relationships with two additional suppliers and has begun diversifying the source of its finished goods. In the event we were to lose any significant suppliers and experience delays in identifying or transitioning to alternative suppliers, we could experience product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials or finished goods in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. Our ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of our outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

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

Our businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including those of several large companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our customers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, “denial-of-service” type attacks and similar disruptions that could, in certain instances, make all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our web customers, as well as those of other prominent companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These emails appear to be legitimate emails sent by us, but they may direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” emails remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

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

In 2014, 41.8% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the “FCPA”). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

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

The market for our products depends upon the goodwill associated with our trademarks and tradenames. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the majority of the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or tradenames could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stated growth strategy is to acquire companies, some of which may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has. However, in many cases, especially in the case of private companies we acquire, the financial systems that are in place may not be as robust as needed. We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our financial statements for the year ended December 31, 2014. Our management discovered certain conditions that we deemed to be material weaknesses in our internal controls, including those at TLC. The accounting system at TLC was outdated which impacted our responsiveness. In addition, we needed to employ a greater number of staff in our finance and accounting department to maintain optimal segregation of duties and to provide optimal levels of oversight. This need for additional personnel existed during our 2014 audit.

We are taking actions that we believe will substantially remediate the material weaknesses identified above. In response to the identification of these material weaknesses, we: (1) have hired an internal auditor with internal controls experience for CVSL and its subsidiaries; (2) hired additional staff at our headquarters, where all accounting is centralized and continue to add qualified employees with accounting experience; (3) arranged for key managers and accounting personnel to work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee; (4) evaluated control procedures and where possible modified those control procedures to improve oversight; and (5) and recently completed implementation at TLC of our new ERP system which includes sophisticated accounting systems. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

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

A majority of our directors are not “independent” and several of our directors and officers have other business interests.

Until the closing of the Offering, we qualified as a “controlled company” under the NYSE MKT listing requirements because Mr. Rochon, through his control of Rochon Capital, held in excess of 50% of our voting securities. As a controlled company and for a period of one year after ceasing to be a controlled company, we qualify for certain exemptions to the NYSE MKT listing requirements, including the requirement that a majority of our directors be independent, and the requirements to have a compensation committee and a nominating/corporate governance committee, each composed of entirely independent directors. Currently six of our twelve directors are not “independent” under the NYSE MKT independence standards; however all members of our audit committee and nominating and corporate governance committee are independent directors and our compensation committee is composed of a majority of independent directors. We have a period of one year in which to comply with the independence requirements. This lack of “independence” may interfere with our directors’ judgment in carrying out their responsibilities as directors.

Several of our directors have other business interests, including Mr. Rochon, who controls Richmont Holdings. Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon and several of our other directors serve on the boards of directors of several other companies and, as a result of their business experience, may be asked to serve on the boards of other companies. We may compete with these other business interests for such directors’ time and efforts.

CVSL officers may also work for Richmont Holdings or its affiliated entities. These employees have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their other responsibilities.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our common stock.

We will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. For the year ended December 31, 2014, we have included an impairment charge of $0.5 million as a result of this testing. Although we believe these charges are non-cash in nature and do not affect our operations or cash flow, these charges reduce shareholders’ equity and reported results of operations in the period charged.

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date there has been a limited trading market for our common stock on the NYSE MKT. We cannot predict how liquid the market for our common stock may become. We believe the listing of our common stock on the NYSE MKT is beneficial to us and our shareholders. However, while we believe that the NYSE MKT listing has improved the liquidity of our common stock, reduced trading volume and increased volatility may affect our share price. A lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration.

Our common stock may not always be considered a “covered security”.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the NYSE MKT, our common stock is a covered security. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Our failure to meet the continued listing requirements of the NYSE MKT could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NYSE MKT. If we fail to satisfy the continued listing requirements of the NYSE MKT, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the NYSE MKT may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NYSE MKT’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

The limited trading volume of our common stock may cause volatility in our share price.

Our stock has in the past been thinly traded due to the limited number of shares available for trading on the NYSE MKT thus causing potential large swings in price. As such, investors and potential investors may find it difficult to resell their securities at or near the original purchase price or at any price. Our recent Offering, which closed on March 4, 2015, may increase the number of shares available for trading but our stock price may nevertheless be volatile. If our stock experiences volatility, investors may not be able to sell their common stock at or above the price they paid per share. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our shareholders could suffer losses or be unable to liquidate their holdings.

Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities, including issuances of preferred stock;
•	the introduction of new products or services by us or our competitors;

•	the acquisition of new direct selling businesses;
•	changes in interest rates;
•	significant dilution caused by the anti-dilutive clauses in our financial agreements;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	a limited amount of news and analyst coverage for our company;
•	the depth and liquidity of the market for our shares of common stock;
•	sales of large blocks of our common stock, including sales by Rochon Capital, any executive officers or directors appointed in the future, or by other significant shareholders;
•	investor perceptions of our company and the direct selling segment generally; and
•	general economic and other national and international conditions.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Sales of our common stock under Rule 144 could impact the price of our common stock.

In general, under Rule 144 (“Rule 144”), as promulgated under the Securities Act, persons holding restricted securities in an SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. Whenever a substantial number of shares of our common stock become available for resale under Rule 144, the market price for our common stock will likely be impacted.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with our underwriters, establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

It is not uncommon for securities class action litigation to be brought against a company following periods of volatility in the market price of such company’s securities. Companies in certain industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Our common stock has experienced substantial price volatility in the past. This may be a result of, among other things, variations in our results of operations and announcements by us and our competitors, as well as general economic conditions. Our stock price may continue to experience substantial volatility. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

We may issue additional securities in the future, which will reduce investors’ ownership percentage in our outstanding securities and will dilute our share value.

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. The Kleeneze SPA provides for the issuance of shares of common stock as partial payment for the purchase price under certain circumstances, which shares if issued will cause dilution to existing shareholders. The issuance of our common stock in the Offering resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriters’ over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. In addition, the issuance of shares of our common stock pursuant to the terms of the At-the-Market Issuance Sales Agreement, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 250,000,000 shares of common stock. Assuming the issuance of the Second Tranche Stock (which shares may only be issued under certain limited circumstances, as described above), the number of outstanding shares of our common stock would increase to in excess of 60,000,000 with approximately 190,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

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

Companies listed on the NYSE MKT, such as our company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain the listing on NYSE MKT. We file quarterly and annual reports containing our financial statements with the SEC. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to timely file our periodic reports with the SEC could harm our reputation, reduce the trading price of our common stock and cause sanctions or other actions to be taken by the SEC against us. A failure to timely file our periodic reports with the SEC could cause additional harm, such as a default under an indenture or loan covenant that we may enter into from time to time. In addition, our failure to timely file periodic reports with the SEC could result in our failure to meet the conditions that would require a cash exercise of the Warrants issued in the Offering. We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws.

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

In addition, the Amended Share Exchange Agreement provides for the issuance of the Second Tranche Stock to Rochon Capital solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. The Second Tranche Stock, which possess no rights other than voting rights, may serve as a further deterrent to third parties looking to acquire us. See the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.

This issuance of shares of common stock in any offering, including the Offering, could result in resales of our common stock by our current stockholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

There is no public market for the Warrants to purchase shares of our common stock that were sold in the Offering.

There is no established public trading market for the Warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list the Warrants on any national securities exchange or other nationally recognized trading system, including the NYSE MKT. Without an active market, the liquidity of the Warrants will be limited.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the Warrants to exercise the Warrants.

The Warrants that were issued in the Offering do not confer any rights of share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire our common stock at a fixed price for a limited period of time. Holders of Warrants may exercise their right to acquire the common stock underlying the Warrants at any time after the date of issuance by paying an exercise price of $3.75 per share, prior to their expiration on the date that is five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the Warrants, and, consequently, whether it will ever be profitable for investors to exercise their Warrants.

1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth the location and approximate square footage of our major manufacturing, distribution and office facilities:

Entity	Location	Approximate square footage of facilities	Land in acres	Description of property	Own/ Lease
CVSL	Plano, Texas	14,139		CVSL Corporate Headquarters	Lease
CVSL	Luzern, Switzerland	350		European Headquarters	Lease
TLC	Newark, Ohio	180,000	22	Longaberger Headquarters	Own
TLC	Frazeysburg, Ohio	1,170,113	200	Manufacturing and Distribution Facilities	Lease
TLC	Frazeysburg, Ohio	121,300	32	Longaberger Homestead (retail, restaurants and historic structures)	Lease
TLC	Hagerstown, MD	3,051		Retail Showroom	Lease
TLC	Aurora, OH	2,587		Retail Showroom	Lease
TLC	Williamsburg, VA	2,512		Retail Showroom	Lease
TLC	Jeffersonville, OH	2,475		Retail Showroom	Lease
TLC	Rehoboth Beach, DE	1,865		Retail Showroom	Lease
Agel	Pleasant Grove, UT	10,656		Agel Corporate Headquarters	Lease
Agel	Spanish Fork, UT	10,350		Distribution Center	Lease
Agel	Moscow, Russia	4,166		Agel Moscow Warehouse and Distribution Center	Lease
Agel	St Petersburg, Russia	487		Warehouse and Distribution Center	Lease
Agel	Milan, Italy	1,399		Agel Italy Warehouse and Distribution Center	Lease
Agel	Malaysia, Kuala Lumpur	2,900		Agel Malaysia Warehouse and Distribution Center	Lease
Agel	Kazakhstan	1,086		Agel Kazakhstan Warehouse and Distribution Center	Lease
Agel	Kiev, Ukraine	1,873		Agel Ukraine Warehouse and Distribution Center	Lease
Agel	Kiev, Ukraine	1,737		Agel Ukraine Office	Lease
Agel	Bangkok, Thailand	861		Office	Lease
Agel	Bangkok, Thailand	560		Warehouse	Lease
Agel	Had Yai, Thailand	16,146		Office	Lease
MSK	Malmesbury, UK	1,296		MSK Office	Lease
YIAH	Gold Coast, Australia	22,066		YIAH Office and Manufacturing	Lease
Uppercase Living	Salt Lake City, UT	41,920		Uppercase Living Headquarters, Manufacturing, and Distribution	Lease
HCG	Clark's Summit, Pennsylvannia	1,200		Happenings Communications Group Headquarters	Lease

Our corporate headquarters are located in Plano, Texas where we rent 14,139 square feet of office space for annual rent of $351,492. TLC owns a 180,000 square foot facility that serve as its corporate headquarters, and leases a 1,170,113 square foot manufacturing and distribution facility and a 121,300 square foot facility that houses retail stores and restaurants, all located in Ohio for aggregate annual payments of $2,207,088. TLC leases retail outlets in Maryland, Virginia, Ohio, Indiana and Delaware for aggregate annual lease payments of $301,999. The Indiana location was closed December 31, 2014.  Agel's corporate headquarters is located in Pleasant Grove, Utah where Agel rents 10,656 square feet of space for annual rent of $154,512. Agel also rents 10,350 sq. ft. of distribution space in Spanish Fork, Utah for annual rent of $55,890 per year. In addition, Agel rents warehousing, distribution and office space in Russia, Ukraine, Malaysia, Thailand, Italy and Kazakhstan for annual rent of $346,176 in the aggregate. YIAH rents warehousing, distribution and office space in Australia for annual rent of $90,540 and the HCG corporate headquarters in Pennsylvania are leased for an annual rent of $20,560. CVSL leases 350 square feet for monthly rent of $3,380 in Luzern, Switzerland which serves as our European Headquarters. Uppercase Living rents 41,920 square feet for monthly rent of $9,369 in Sandy, UT which serves as the company's headquarters.

Item 3. Legal Proceedings

As first disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI’s acquisition of the assets of Agel Enterprises LLC (“Agel”), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. We did not make any payments in the third or fourth quarters of 2014. Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AFI has been assed amount owed for late interest on the withholding and income tax of 10,819 and 1,282 euros respectively. The amount remain due if the appeal is successful, the payments made to date will be refunded to us. As of December 31, 2014 AEI maintained a liability of $0.6 million in accrued liabilities for this disputed amount, which is reflected in our 2014 consolidated financial statements.

Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 2014, our common stock has been quoted on the NYSE MKT under the symbol “CVSL.” From February 2014 to December 2014, our common stock was quoted on the OTC Markets OTCQX under the symbol “CVSL.” From February 2008 until February 2014, our common stock was quoted on the OTC Bulletin Board and the OTC Markets OTCQB under the symbol “CVSL.” The last reported sale price of our common stock on the NYSE MKT on March 12, 2015 was $2.47.

The following table sets forth, for the periods indicated, the high and low closing bid price quotations for our common stock. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarterly Periods for the Year 2014
Ended March 31	$11.00	$7.00
Ended June 30	$14.00	$7.08
Ended September 30	$22.40	$15.00
Ended December 31	$18.90	$8.51

Quarterly Periods for the Year 2013
Ended March 31	$12.60	$1.20
Ended June 30	$7.00	$4.00
Ended September 30	$7.60	$4.40
Ended December 31	$14.60	$7.20

Holders

As of March 12, 2015, we had 34,367,095 shares of common stock outstanding held by approximately 70 holders of record. This amount excludes 25,240,676 shares issuable to Rochon Capital under certain limited circumstances, as described in Amended Share Exchange Agreement.

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

Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the year ended December 31, 2014, have been previously reported in our prior quarterly reports on Form 10-Q.

Item 6. Selected Financial Data

Because we were a smaller reporting company for fiscal 2014 and are transitioning to Accelerated Filer status, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through a series of seven recent acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. In addition to our acquisition of TLC, we completed the acquisition of the assets or stock of the following companies in 2013 and during the first quarter of 2014: Your Inspiration at Home, Ltd., an Australian company ("YIAH") (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc., a Colorado company ("Project Home") (a direct seller of a line of home improvement and personal safety products designed for women), Agel Enterprises, LLC ("Agel") (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited ("MSK"), (a direct seller of a unique line of gourmet food products), Paperly, LLC ("Paperly"), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC ("Upper Case") (a direct seller of customizable vinyl expressions for display on walls). During the first quarter of 2014, we entered into a definitive agreement to acquire Golden Girls LLC (a direct seller and purchaser of jewelry for cash), but have determined this transaction will not close. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

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

Our combined revenues have increased significantly as a result of the acquisitions we have made in the past 18 months. Our revenues increased by $23.9 million, or 28.2% for the year ended December 31, 2014 as compared to our revenues for the year ended December 31, 2013 and our operating losses for the year ended December 31, 2014 increased by $11.5  million as compared to our operating losses for the year ended December 31, 2013. Collectively, TLC, Agel and YIAH represented over 90% of our reported revenues in 2014. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the years ended December 31, 2014 and December 31, 2013, approximately $8.6 million or 7.9% and $1.5 million or 1.7% of our revenues, respectively, were derived from the sales of gourmet food products, $38.3 million or 35.2% and $9.3 million or 11.0% of our revenues, respectively, were derived from the sale of nutritional and wellness products in 2014 and 2013, $59.8 million or 55.0% and $72.7 million or 85.6% of our revenues, respectively, were derived from the sale of home décor products in 2014 and 2013, $1.3 million or 1.2% and $1.0 million or 1.1% or our revenues, respectively, were derived from the sale of our publishing and printing services and products during 2014 and 2013 and as of December 31, 2014 and December 31, 2014 $0.8 million or 0.7% and $0.4 million or 0.5% of our revenues, respectively, were derived from the sale of our other products.

We expect that our revenue will continue to increase as we continue to acquire companies, including the recently announced Kleeneze transaction, and we continue to integrate them with our existing companies. We believe that our visibility in the direct selling industry continues to increase, as news circulates through the industry and increasing numbers of people in the industry became more familiar with CVSL's strategy and progress. We also believe that this visibility has made us more attractive to potential acquisition targets. At the same time, however, the costs of growth through acquisition, such as legal costs and other due diligence-related costs, the costs associated with our recent uplisting to the NYSE MKT, systems implementation and other transitional operating costs have been significant and have affected CVSL's profitability. In addition, conditions affecting each individual company have posed challenges to our company as a whole. We anticipate that our operating losses and net losses will decrease over time as we are able to implement certain operating and administrative efficiencies for the acquired companies as a whole.

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

Along with its well-respected brand, its hand-crafted products and its loyal sales force, one of the many aspects of TLC's operation that was attractive to us was its abundance of assets. TLC had $10.9 million in inventory as of December 31, 2014, compared to $15.6 million at December 31, 2013, with further reductions planned in future quarters. We have worked with TLC to continue reducing its inventory through selling more items online, through TLC's showrooms (which provide commissioned sales to members of its independent sales force) and by expanding into new territories. Another challenge we have faced with TLC is bringing its costs and selling, general and administrative expenses under control. We believe the sale of excess inventory will help us to generate cash, which will help us to reduce our liabilities and fund our operations.

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

Project Home

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct seller of a line of home improvement and personal safety products designed for women. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition.

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

Recent Developments

Underwritten Offering

On March 4, 2015, we raised gross proceeds of $20.0 million and net proceeds of approximately $17.8 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by us (assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants) in which we sold 6,667,000 shares of common stock and Warrants to purchase up to an aggregate of 6,667,000 shares of common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement that we entered into with the Underwriters, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The Underwriters have partially exercised their over-allotment option to purchase additional Warrants to purchase 113,200 shares of common stock at a per Warrant price of $.0001.

Agreement to Acquire Kleeneze

On February 6, 2015, Trillium Pond entered into an SPA with Findel to purchase from Findel all of the issued and outstanding share capital of Kleeneze, a company that sells a variety of household goods through a network of more than 7,000 independent sales representatives in the U.K. and Ireland Pursuant to the SPA, Trillium Pond has agreed to acquire all 2,500,001 shares of Kleeneze common stock issued and outstanding in exchange for payment to Findel of £3,618,534 (or approximately $5.5 million) (the “Base Consideration”) subject to adjustment based on Kleeneze’s final LTM EBITDA calculated prior to the closing date.

Should the LTM EBITDA fall below a predetermined amount, a portion of the Base Consideration can be paid, at Trillium Pond’s option, in either cash or shares of our common Stock. Should the LTM EBITDA exceed the benchmark amount, the consideration will be increased by five times the increase of LTM EBITDA over the predetermined amount, but in no instance will total consideration exceed £5,000,000 (or approximately $7.6 million). Any consideration paid above the Base Consideration is to be paid in shares of our common Stock. The SPA contains customary conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met.

At-the-Market Issuance Sales Agreement

On December 3, 2014, we entered into an “At-the-Market Issuance Sales Agreement” with MLV pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through MLV, acting as agent. During the first quarter of 2015, we sold 101,083 shares under the agreement and received aggregate net proceeds of $683,687.

Sale Leaseback Agreement

On July 31, 2014, TLC and CFI, entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI for an aggregate purchase price of $15.8 million ($4.4 million of which is held with CFI as a security deposit and will be released to TLC over time as certain targets are met).

Concurrently with entering into the Sale Leaseback Agreement, we entered into the Master Lease Agreement with. The Master Lease Agreement provides for a 15-year lease term and specifies the base quarterly payment for the real estate leased. The base quarterly payment in the first year is $551,772 and increases 3% annually each year thereafter. During the lease term, all of the costs, expenses and liabilities associated with the real estate are to be borne by us, and we are entitled to the unlimited use of the real estate. The Master Lease Agreement includes customary events of default, including non-payment by us of the quarterly payment or other charges due under the Master Lease Agreement. We used the proceeds from the sale of the real estate to pay off outstanding bank debt and intend to use the remaining proceeds for working capital purposes.

Results of Operations

As a result of our acquisitions, we have grown at a rapid pace. With each acquisition we have expanded not only our product base but also our base of independent sales representatives. Because the acquisitions were made during the course of 2013 and 2014 our financial statements for the year ended December 31, 2013 reflect only partial-year numbers for revenue derived from these companies after their acquisition by us and do not capture the full-year impact of these transactions.

During the year ended December 31, 2014, our revenues were $108.8 million compared to $84.9 million for the year ended December 31, 2013. For the year ended December 31, 2014, TLC, Agel and YIAH collectively represented over 90% of the reported revenues. For the year ended December 31, 2014, approximately $8.6 million or 7.9% of our revenues were derived from the sale of gourmet food products, $38.3 million or 35.2% of our revenues were derived from the sale of nutritional and wellness products, $59.8 million or 55.0% of our revenues were derived from the sale of home décor products, $1.3 million or 1.2% of our revenues were derived from the sale of our publishing and printing services and products and $0.8 million or 0.7% of our revenues were derived from the sale of our other products. For the year ended December 31, 2013, $72.7 million or 85.6% of our revenues were derived from the sale of home décor products, $1.5 million or 1.7% of our revenues were derived from gourmet food products, $9.3 million or 11.0% of our revenues were derived from the sale of nutritional and wellness products, $1.0 or 1.1% of our revenues were derived from the sale of our publishing and printing services and products and $0.4 million or 0.5% of our revenues were derived from the sale of our other products. Revenues by product groups are shown in the table below:

	$ (in thousands)
	Year ended December 31,
	2014	2013
Gourmet Food Products	$8,554	$1,483
Home Décor	$59,810	$72,666
Nutritionals and Wellness	$38,337	$9,312
Publishing & Printing	$1,265	$951
Other	$845	$439

Our gourmet food products segment increased due to including a full year of YIAH revenues and because YIAH is expanding into new markets and experiencing growth in independent sales representatives. Our home décor segment declined due to decreases in our SKU offerings to improve our inventory management and the closing of 4 underperforming showroom locations at TLC. We believe these changes will benefit TLC’s long-term profitability and growth despite having a current downward impact on revenue. Our nutritionals and wellness category grew because of the inclusion of a full year of revenues from Agel. Our growth segments, primarily attributable to the performance of our Your Inspiration at Home and Agel brands, added to the diversification of our revenue by segment compared with 2013, which is in line with one of our primary goals of building a diversified revenue base by product category.  We anticipate further diversification by revenue category as we make additional acquisitions.

Operating Losses

Our operating losses were $20.1 million for the year ended December 31, 2014 compared to $8.7 for the year ended December 31, 2013. The increase in operating losses was the result of increased acquisition transaction costs, significant one time expenses for our registration statements and uplisting to the NYSE MKT, and a full year of costs for costs of goods sold, commissions and selling, general and administrative expenses for the six acquisitions completed in 2013.

Operating Expenses

Commissions and Incentives

Commissions and incentives represent costs to compensate and incentivize members of our independent sales force. These expenses may include costs for certain corporate sponsored events that contain qualification requirements in order for individuals to attend. During the year ended December 31, 2014, we incurred approximately $25.0 million in commissions and incentives costs compared to $16.4 million for the year ended December 31, 2013. The increase is primarily due to increased revenues we reported in 2014 and the commissions paid as a result of the numerous companies that we acquired.

Selling, General and Administrative

Our selling, general and administrative costs were $48.0 million for year ended December 31, 2014 compared to and $28.0 million for the year ended December 31, 2013, respectively. The increase is primarily the result of the inclusion of a full year of costs for each of the acquired companies, including human resources, legal, information technology, finance and executive, as well as costs associated with leased buildings. Additionally, we incurred professional and legal fees associated with the acquisitions and the pursuit of potential acquisitions. Included in selling, general and administrative expenses are fees paid to Richmont Holdings pursuant to a Reimbursement of Services Agreement for services provided by Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. For the year ended December 31, 2014, we recorded $2.0 million in reimbursement fees compared to $1.9 million for the year ended December 31, 2013.

Gain /Loss on Marketable Securities

Our loss on marketable securities for the year ended December 31, 2014 totaled $0.8 million. For the year ended December 31, 2013, we recognized a gain in marketable securities of $0.5 million.

Interest expense

We incurred interest expense of $1.9 million for the year ended December 31, 2014 compared to $1.6 million for the year ended December 31, 2013. Our increase in interest expense was primarily associated with the $20.0 million convertible note issued to RCP V, the sale leaseback described below and debt assumed in the TLC and Agel acquisitions. The $20.0 million convertible note and accrued interest was converted to common stock during the fourth quarter of 2014.

Also during 2014, we completed a sale/leaseback of certain real estate in Ohio and have recorded a $15.8 million lease liability. Interest expense on this lease liability was approximately $0.9 million, which represents five months of interest.

Liquidity and Capital Resources

The table below reflects our highly liquid assets as of December 31, 2014 and December 31, 2013:

	(in thousands)
	December 31, 2014	December 31, 2013
Cash	$2,606	$3,877
Marketable Securities	991	11,830
Accounts Receivable, net	450	780
Total	$4,047	$16,487

At December 31, 2014 we had cash and marketable securities of $3.6 million. During January and February of 2015, we sold 101,083 shares of common stock for gross proceeds of $683,687 through our At-the-Market Issuance Sales Agreement with MLV. On March 4, 2015 we raised gross proceeds of $20.0 million and net proceeds of approximately $17.8 million from the Offering. For more information on the Offering, please see Recent Developments - Underwritten Offering beginning on page 4.

Our principal uses of cash have included commissions paid to our independent sales representatives, professional fees, legal, due diligence and other fees related to other potential acquisitions, selling, general and administrative costs and the cost of buying inventory. We plan to continue acquiring additional businesses engaged in direct selling and intend to fund such acquisitions in various ways. To the extent that we need to pay cash as a portion of the acquisition consideration, we expect to use our cash on hand and, to the extent necessary, to raise any additional cash through debt and/or equity financing. We believe that additional debt or equity financing will be available to us based on the assets and financial statements of any potential acquisition candidate we would consider and based on management's experience with debt and equity financings. We expect to be able to raise capital from lenders and equity investors who will understand our direct selling acquisition strategy, but there is no assurance that we will be able to raise the capital.

Cash Flows

Cash used in operating activities for the year ended December 31, 2014 was $15.6 million, as compared to net cash used in operating activities of $4.6 million for the year ended December 31, 2013. Our principal uses of cash have included legal and professional fees associated with our acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash provided by (used in) investing activities for the year ended December 31, 2014 was $23.3 million, as compared to $(5.7) million for the year ended December 31, 2013. Net cash used in investing activities was the result of $11.1 million in sales of marketable securities, net of purchases, in addition to $10.5 million associated with TLC's sale of a building and three other properties in Ohio. On July 31, 2014, we entered into a Master Lease Agreement in connection with our Sale Leaseback Agreement. We received net proceeds with respect to our Sale Leaseback transaction totaling $14.9 million, of which $4.4 million was retained as a deposit. The cash inflows were offset by $0.7 million in capital expenditures primarily associated with our information technology implementation.

Net cash used in financing activities was $9.8 million for the year ended December 31, 2014 as we paid off the remainder of our Key Bank line of credit from proceeds of our sale leaseback transaction. During the year ended December 31, 2013, we used $5.2 million, primarily related to long-term debt payments.

The Company's long-term borrowing consisted of the following:

		(in thousands)
Description	Interest rate	December 31, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$-	$20,881
Promissory Note—payable to former shareholder of TLC	2.63%	3,373	3,734
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,367	1,650
Bank Term loan	7.70%*	-	427
Other, including vendor and equipment notes		516	30
Total debt		5,257	26,722
Less current maturities		940	1,128
Long-term debt		$4,317	$25,594

On July 31, 2014, we entered into the Master Lease Agreement in connection with the Sale Leaseback Agreement. TLC used the proceeds of the sale of certain real estate owned by TLC to repay the outstanding balance owed under the Bank Line of Credit.

At December 31, 2014, we had cash and cash equivalents of approximately $2.7 million, marketable securities of $1.0 million, total current assets of $22.0 million and working capital of approximately $(2.5) million, as compared to cash and cash equivalents of $3.9 million, marketable securities of $11.8 million, total current assets of $38.2 million and working capital of approximately $3.3 million as of December 31, 2013.

The schedule of maturities of our long-term debt is as follows:

(in thousands)
2015	$940
2016	1,022
2017	751
2018	715
2019	412
Thereafter	1,417
Total long-term debt including current maturities	$5,257

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V LP

On December 12, 2012 (the "Issuance Date"), we received cash proceeds of $20.0 million and issued to RCP V, a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million. On October 10, 2014, RCP V and we mutually agreed to provide for the automatic conversion of the note into 3,200,000 shares of our common stock which became effective on December 1, 2014

The note was an unsecured obligation and subordinated to any bank, financial institution, or other lender providing funded debt to us (or any direct or indirect subsidiary of ours), including any debt financing provided by the sellers of any entity(ies) that we may acquire in the future. Principal payments of $1.3 million were due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the note, was due and payable on the tenth anniversary of the Issuance Date. The note bore interest at an annual rate of 4%, which interest was payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date could have been, at our option, paid in kind ("PIK Interest"), and any such PIK Interest would have been added to the outstanding principal amount of the note. Beginning 380 days from the Issuance Date, the note could have been prepaid, in whole or in part, at any time, without premium or penalty.

On June 17, 2013, the note was amended to extend the date of mandatory conversion of the note from a date that was 380 days from the Issuance Date to provide that the note be mandatorily convertible into shares of our common stock (subject to a maximum of 3,200,000 shares being issued) within ten days of June 17, 2014. On June 12, 2014, the note was amended to extend the mandatory conversion date to within ten days of June 12, 2015 or such earlier date as may be mutually agreed by us and RCP V. The full amount of the note (including all accrued interest thereon) was converted into 3,200,000 shares of common stock on November 26, 2014.

John Rochon, Jr., our Vice Chairman and one of our directors and the son of our Chief Executive Officer, is the 100% owner and is in control of Richmont Street LLC ("Richmont Street"), the sole general partner of RCP V. Michael Bishop, one of our directors, is a limited partner of RCP V.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with AEI’s acquisition of assets from Agel Enterprises LLC. The Promissory Note bears interest at 5% per annum, is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million Promissory Note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Bank Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6.5 million bank term loan. The interest rate on the term loan was either prime rate plus 5.75% or LIBOR plus 7.50%. The term note was due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015. As of March 1, 2014 TLC has paid in full the outstanding balance of the term note.

Lines of Credit Payable

Bank line of credit

Prior to payoff in full on July 31, 2014, TLC had a line of credit agreement which expired on October 23, 2015. Under the agreement, TLC had available borrowings up to $12.0 million, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest at prime rate plus 1.75% or LIBOR plus 3.50%.

UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by US. At December 31, 2014 the UBS margin loan balance was zero dollars.

Lease Liability

On July 31, 2014, our subsidiary TLC and CFI entered into the Sale Leaseback Agreement pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million. A gain on sale of approximately $2.5 million was recorded associated with the sale.

Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Leaseback Agreement. For more details regarding the accounting for this transaction see Footnote 7 Long term debt and other financing arrangements in our Notes to Financial Statements.

Outstanding Warrants

On March 4, 2015, we closed the Offering with Aegis, as representative of the several Underwriters of 6,667,000 shares of our common stock and warrants (the “Warrants”) to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The Underwriters have partially exercised their over-allotment option to purchase additional Warrants to purchase 113,200 shares of common stock at a per Warrant price of $.0001. The net proceeds from the Offering were approximately $17.8 million after deducting underwriting discounts and commissions and estimated Offering expenses payable by us, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants.

As a result, we now have approximately 6.7 million Warrants outstanding as a result of the Offering. The Warrants have a per share exercise price of $3.75 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholder), are exercisable immediately and will expire five years from the date of issuance. We do not intend to apply to list the Warrants on the NYSE MKT, any other national securities exchange or any nationally recognized trading system.

The Warrants are exercisable at any time a registration statement registering the issuance of the shares of common stock underlying the Warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant.

A holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, a consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction

On May 6, 2014, we issued warrants to purchase up to 12,500 and 6,250 shares of our common stock, respectively, in connection with exclusivity agreements. The warrants are exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. The fair value of the warrants on the date of issuance totaled $116,000.

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

Revenue Recognition and Deferred Revenue

We receive payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is founded on historical experience.

Income Taxes

We and our U.S. subsidiaries excluding TLC file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between accrual basis and tax bases of asset and liabilities. The principal differences are described in footnote (11), income taxes. Benefits from tax credits are reflected currently in earnings. We record income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value.

Goodwill and Other Intangibles

We perform our goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model or a market approach to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Because we were a smaller reporting company for fiscal 2014 and are transitioning to Accelerated Filer status, we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CVSL Inc.:

We have audited the accompanying consolidated balance sheets of CVSL Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVSL Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVSL Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2015, expressed an opinion that CVSL Inc. had not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan LLP

Dallas, Texas

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CVSL Inc.

We have audited CVSL Inc.’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). CVSL Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipt and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2014, there were material weaknesses in the Company’s internal control over financial reporting due to insufficient accounting staff employed at the Company to maintain optimal segregation of duties and provide optimal levels of oversight. Additionally, the accounting system at one of the largest subsidiaries was outdated and needed to be replaced. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above, CVSL Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CVSL Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

PMB Helin Donovan LLP

Dallas, Texas

March 16, 2015

CVSL Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,606	$3,877
Marketable securities	991	11,830
Accounts receivable, net	450	780
Inventory, net	14,759	18,734
Other current assets	2,481	2,949
Total current assets	21,288	38,170
Property, plant and equipment, net	8,191	22,848
Leased property, net	15,361	0
Goodwill	4,095	4,423
Intangibles, net	3,558	3,764
Other assets	4,814	618
Total assets	$57,307	$69,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable—trade	$8,563	$10,471
Related party payables, net of receivables	86	182
Lines of credit	105	9,806
Accrued commissions	3,319	3,741
Deferred revenue	2,982	1,662
Current portion of long-term debt	974	1,128
Other current liabilities	8,709	7,882
Total current liabilities	24,652	34,872
Long-term debt	4,316	25,594
Lease liability	15,774	0
Other long-term liabilities	3,582	500
Total liabilities	48,324	60,967
Commitments & contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized; 27,599,012 and 24,356,989 shares issued and outstanding, at December 31, 2014 and at December 31, 2013 respectively	3	2
Additional paid-in capital	37,097	14,409
Accumulated other comprehensive loss	321	(767)
Accumulated deficit	(32,159)	(13,086)
Total stockholders’ equity attributable to common stockholders	5,262	558
Stockholders’ equity attributable to noncontrolling interest	3,721	8,298
Total stockholders’ equity	8,983	8,856
Total liabilities and stockholders’ equity	$57,307	$69,823

See notes to the consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013
Revenues	$108,811	$84,851
Program costs and discounts	(27,443)	(20,139)
Net revenues	81,369	64,712
Costs of sales	28,927	29,028
Gross profit	52,442	35,684
Commissions and incentives	24,981	16,432
Gain on sale of assets	(886)	(2)
Impairment of goodwill	489	—
Selling, general and administrative	47,993	27,920
Operating loss	(20,134)	(8,668)
(Gain)/loss on marketable securities	845	(500)
Interest expense, net	1,857	1,609
Loss from continuing operations before income tax provision	(22,836)	(9,777)
Income tax provision	829	273
Net loss	(23,665)	(10,050)
Net loss attributable to non-controlling interest	4,592	(1,519)
Net loss attributed to common stockholders	$(19,073)	$(8,531)
Basic and diluted loss per share:
Weighted average common shares outstanding	47,688,157	49,705,125
Loss from continuing operations*	$(0.48)	$(0.20)
Net loss attributable to common stockholders	$(0.40)	$(0.17)

*	Excludes loss attributable to non-controlling interest.

See notes to the consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(23,665)	$(10,050)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	829	(637)
Foreign currency translation adjustment	259	(130)
Other comprehensive income (loss)	(22,577)	(767)
Comprehensive loss	4,593	(10,817)
Comprehensive loss attributable to non-controlling interests	(17,986)	1,518
Comprehensive loss attributable to common stockholders	$(35,970)	$(9,299)

See notes to the consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013

Cash Flows (Used By) Operating Activities:
Net earnings (loss)	$(23,665)	$(10,050)
Adjustments to reconcile net earnings (loss) to cash (used by)
operating activities:
Depreciation and amortization	2,476	1,800
Asset impairment	484	-
Interest expense	744	903
Net (gain) loss on sales of assets and other	(1,243)	9
Write-down of inventory	893	124
Deferred income taxes	224	(22)
(Gain)/loss on marketable securities	844	(500)
Provision for losses (recoveries) on receivables	457	142
Share-based compensation	1,241	-

Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(126)	(415)
Decrease (increase) in inventories	3,189	3,980
Decrease (increase) in prepaid expenses and other assets	339	690
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(605)	867
Increase (decrease) in accounts payable, related party, net of related party receivables	(1,100)	(392)
Increase (decrease) in accrued commissions	(422)	-
Increase (decrease) in deferred revenue	1,362	(2,722)
Increase (decrease) in other long-term liabilities	(676)	485
Net Cash Flows (Used By) Operating Activities	(15,584)	(4,601)

Cash Flows Provided From (Used By) Investing Activities:
Capital expenditures	(683)	(454)
Proceeds from the sale of property, plant and equipment and other	2,424	4,643
Proceeds from sale leaseback, net of executory costs	14,844	-
Deposit from sale leaseback	(4,414)	-
Purchase of marketable securities	(5,769)	(16,487)
Acquisitions, net of cash purchased	2	2,548
Sales of marketable securities	16,876	4,020
Net Cash Flows Provided From (Used By) Investing Activities	23,280	(5,730)

Cash Flows (Used By) Financing Activities:
Increase (decrease) in line of credit payable	(1,609)	421
Payoff of bank line of credit	(8,067)	-
Repayments on long-term debt	(1,102)	(5,215)
Proceeds from long-term debt issuance	1,000	-
Net Cash Flows (Used By) Financing Activities	(9,778)	(4,794)

Effect of Exchange Rate Changes on Cash	811	(30)

Increase/(Decrease) in Cash and Cash Equivalents	(1,271)	(15,155)
Cash and Cash Equivalents at Beginning of Year	3,877	19,032
Cash and Cash Equivalents at End of Period	$2,606	$3,877

Supplemental disclosure of cashflow information
Cash paid during the year for
Interest	$1,094	$706
Income Taxes	493	222
Non-Cash transactions
Convertible notes plus accrued interest converted to stock	21,626	6,564
Convertible note issued related to acquisition	-	6,500
Promissory note issued related to acquisition	-	4,000
Stock issued related to acquisition	696	5,107
Assets acquired in sale leaseback	15,800

See notes to the consolidated financial statements.

CVSL Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance at December 31, 2012	24,386	$2	$2,738	$-	$(4,555)	$-	$(1,815)
Net loss					(8,531)	(1,519)	(10,050)
Comprehensive income (loss)				(767)		(12)	(779)
Contribution of noncontrolling interest						9,829	9,829
Issuance of stock for convertible note	1,625		6,564				6,564
Issuance of stock for investment in subsidiaries	657		5,107				5,107
Contribution of stock with no consideration	(2,311)						-
Balance at December 31, 2013	24,357	$2	$14,409	$(767)	$(13,086)	$8,298	$8,856
Net loss					(19,073)	(4,592)	(23,665)
Comprehensive income (loss)				1,088		16	1,104
Issuance of warrants for consulting services			116				116
Issuance of stock for convertible note	3,200	1	21,626				21,626
Issuance of stock to Directors	13		250				250
Issuance of stock for investment in subsidiaries	81		696				696
Contribution of stock with no consideration, net of shares issued for no consideration due to reverse split rounding	(52)						-
Balance at December 31, 2014	27,599	$3	$37,097	$321	$(32,159)	$3,721	$8,983

See notes to the consolidated financial statements.

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

In considering appropriate acquisition targets, we anticipate that we will evaluate companies of varying sizes in our targeted space, particularly companies that management believes are accretive or otherwise add value to our businesses. We plan to consider companies that are currently profitable and looking to enhance their growth, as well as companies that have experienced financial and operational difficulties or limitations and can, in our opinion, be strengthened by improved strategic and tactical guidance. All of the acquisitions, large or small, profitable or otherwise, will add additional coordinates of sellers and customers, thereby adding size and continually increasing the scope of our network of networks. Our acquisitions include:

•	100% ownership of Uppercase Acquisition, Inc. ("UAI") in March 2014, which operates Uppercase Living ("Uppercase Living"), a direct seller of an extensive line of customizable vinyl expressions for display on walls.

•	100.0% ownership of Paperly, Inc. in December 2013, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments.

•	A 90.0% controlling interest in My Secret Kitchen, Ltd ("MSK") in December 2013, an award-winning United Kingdom-based direct seller of a unique line of food products.
•	Substantially 100.0% of Agel Enterprises Inc. ("AEI"). Because of foreign ownership regulations in our Argentina, Colombia, Mexico and Panama subsidiaries, AEI is limited to 99.0% ownership in these subsidiaries. An individual owns an approximately 1.0% noncontrolling interest in these subsidiaries of AEI. AEI is a direct-selling business based in Pleasant Grove, Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI's products are sold in over 40 countries.

•	100.0% ownership of CVSL TBT LLC (which operates Project Home, formerly conducting business under the name Tomboy Tools) in October 2013, a direct seller of a line of home improvement and personal safety products designed for women.

•	100.0% ownership of Your Inspiration At Home Pty Ltd. ("YIAH") in August 2013, an innovative and award-winning direct seller of hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to North America.

•	A 51.7% controlling interest in The Longaberger Company ("TLC") in March 2013. TLC is a direct-selling business based in Newark, Ohio that sells premium hand-crafted baskets and a line of products for the home, including pottery, cookware, wrought iron and other home décor products, through a nationwide network of independent sales representatives. TLC also has showrooms in various states, which offer merchandise and serve as sales force support centers.

•	100.0% of Happenings Communications Group, Inc. ("HCG") in September 2012. HCG publishes a monthly magazine, Happenings Magazine that references events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-selling businesses.

(2) Summary of Significant Accounting Policies

Consolidation

CVSL consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where we have determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of December 31, 2014, the non-controlling interest consisted of minority shareholder interests in TLC, certain international subsidiaries of AEI and MSK. All inter-company balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On October 16, 2014 we effected a 1-for-20 reverse stock split of our authorized, issued and outstanding common stock. All share amounts shown herein have been stated to retroactively reflect the reverse stock split.

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

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of 90 days or less. We maintain our cash primarily with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. The amounts held in these banks exceeded the insured limit of $250,000 as of December 31, 2014 and December 31, 2013 totaling $0.4 million and $0.9 million, respectively. We have not incurred any losses related to these deposits.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectibility of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $170,295 and $132,976 at December 31, 2014 and 2013, respectively.

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

At December 31, 2014, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years

Leases

Leases are contractual agreements between lessees and lessors in which lessees get the right to use leased assets for a specified period in exchange for regular payments. Capital leases resemble asset purchases because there is an implied transfer of the benefits and risks of ownership from lessor to lessee, and the lessee is responsible for repairs and maintenance. We treat asset leases as capital leases if the life of the lease exceeds 75 percent of the asset's useful life, there is an ownership transfer to the lessee at the end of the lease, the lessee purchases the asset at a "bargain" price relative to fair market value at the end of the lease or the discounted present value of the lease payments exceeds 90 percent of the fair-market value of the asset at the beginning of the lease term.

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

Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. After the Share Exchange Agreement in 2012, we determined that the goodwill associated with that acquisition was impaired. We measured goodwill associated with each of our subsidiaries for impairment at year end 2014, and determined that the goodwill previously recorded for our acquisitions of Paperly and MSK were fully impaired and that goodwill associated with Project Home was partially impaired. We recorded an aggregate goodwill impairment expense of $0.5 million in our consolidated statements of operations.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in our consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities, net of taxes.

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues and costs of sales. At December 31, 2014 and 2013, our allowance for sales returns totaled $257,189 and $221,396, respectively.

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

Basic and Diluted Loss Per Share

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

Outstanding stock warrants are not included in the computation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. The Second Tranche shares potentially issuable to Rochon Capital if certain conditions have been met are included in the December 31, 2013 basic and diluted share calculation because the shares were available for issuance at that time, and are included in the December 31, 2014 weighted average shares outstanding number used in the basic and diluted share calculation up to December 1, 2014, when the Amended Share Exchange Agreement took effect, which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See the section of this filing entitled “Certain Relationships and Related Party Transactions.”

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the impact of ASU No. 2014-09.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company does not expect significant impact to the financial statements upon implementation of ASU No. 2014-10.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

(3) Acquisitions, Dispositions and Other Transactions

Uppercase Living acquisition

On March 14, 2014, UAI, a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. We assumed $512,195 of seller’s liabilities that existed prior to the transaction and agreed to issue 12,725 shares of our common stock, par value $0.0001 (“Common Stock”) to the seller at a fair value of $96,706 on the acquisition date. We also delivered 16,195 shares of our common stock at a fair value of $123,081 to escrow accounts for up to 24 months that will be issued to the seller upon remediation of certain closing conditions. We also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of December 31, 2014. Goodwill arising from the transaction totaled $469,065. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that we anticipate and the overall benefits of bringing additional consultants into our network.

Paperly Acquisition

On December 31, 2013, we completed the asset purchase of Paperly, a direct seller that allows its independent sales consultants to work with customers to design and create custom stationery through home parties, events and individual appointments. CVSL assumed $45,376 of seller’s liabilities that existed prior to the transaction and issued 7,797 shares of our common stock, par value $0.0001 (“Common Stock”) to Paperly at a fair value of $73,269 on the acquisition date. We also agreed to an earn-out based on 10% of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from 2014 to 2016. We recorded $8,639 in other long-term liabilities associated with the earn-out. As a result, the total fair value of the consideration was $81,908. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable totaling $73,269 at December 31, 2013. Goodwill arising from the transaction totaled $113,279 at December 31, 2013. We determined that the goodwill associated with this transaction was impaired at December 31, 2014 and recorded a charge for the full amount in our consolidated statements of operations.

The Longaberger Golf Club Sale

On December 30, 2013, we completed the sale of The Longaberger Golf Club for $4.0 million that resulted in a gain of $2,000 which is included in selling, general and administrative expenses. We used the proceeds from the sale to pay down a bank term loan. See footnote (7) for further details.

My Secret Kitchen Acquisition

On December 20, 2013, we completed the acquisition of MSK, an award-winning United Kingdom-based direct seller of a unique line of food products. As consideration for the acquisition, CVSL assumed $35,028 of seller’s liabilities that existed prior to the transaction and issued 15,891 shares of our common stock at a fair value of $133,446 on the acquisition date for 90% ownership in MSK and agreed to an earn-out based on 5% of EBITDA from 2014 to 2016. We recorded $5,894 in other long-term liabilities associated with the earn-out. As a result, the total fair value of the consideration was $139,340. Since we did not deliver the shares of our common stock until January 2014, we recorded a payable of $133,446 at December 31, 2013. Goodwill arising from the transaction totaled $155,856 at December 31, 2013. We determined that the goodwill associated with this transaction was impaired at December 31, 2014 and recorded a charge for the full amount in our consolidated statements of operations.

Agel Acquisition

On October 22, 2013, Agel Enterprises, Inc. (“AEI”), a wholly-owned subsidiary of CVSL completed the acquisition of substantially all the assets of Agel Enterprises, LLC (later renamed Lega Enterprises, LLC). AEI sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. AEI’s products are sold in over 40 countries. Consideration for the acquisition consisted of 372,330 shares of common stock at a fair value of $3.4 million on the acquisition date and, the delivery of a Purchase Money Note, dated on the closing date, in the original principal amount of $1.7 million and the assumption of certain liabilities. Since we did not deliver 28,628 of the 372,330 shares of our common stock until January 2014, we recorded a payable totaling $263,373 at December 31, 2013. Goodwill arising from the transaction totaled $1.9 million. We recognized goodwill and intangible assets related to the acquisition as the business had management in place globally, established distribution methods, an established consultant base and brand recognition.

Pursuant to the acquisition, AEI purchased Agel’s trade name, certain trademarks and other intellectual property. The fair value of the trademarks and trade name at December 31, 2014 totaled $3.4 million and is estimated to have a useful life of 20 years. The fair value of the other intellectual property at December 31, 2013 totaled $0.3 million and is estimated to have a useful life of 5 years.

Project Home (formerly Tomboy Tools) Acquisition

On October 1, 2013, we completed the asset purchase of Tomboy Tools Inc., a direct seller of a line of home improvement and personal safety products designed for women. As consideration for the acquisition, we assumed certain liabilities and issued 88,349 shares of our common stock at a fair value of $0.6 million at the acquisition date. Goodwill arising from the acquisition totaled $0.6 million at December 31, 2013. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. We determined that the goodwill associated with this transaction was partially impaired at December 31, 2014 and recorded a charge of $0.2 million in our consolidated statements of operations.

Your Inspiration At Home Acquisition

On August 22, 2013, we completed the asset purchase of award-winning YIAH, a direct seller of hand-crafted spice blends and gourmet foods from around the world in consideration of the issuance of 225,649 shares of our common stock at a fair value of $1.4 million at the acquisition date. Goodwill arising from the acquisition totaled $1.4 million at December 31, 2014. We recognized goodwill in the acquisition as the business had management in place globally, established distribution methods, an established consultant base and brand recognition.

Happenings Communications Group, Inc. Acquisition

On August 24, 2012 we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with, Happenings Communications Group, Inc. (“HCG”) and Rochon Capital Partners, Ltd. (“Rochon Capital”). Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 21,904,302 shares of our restricted common stock to Rochon Capital (the “Initial Share Exchange”). The shares of our common stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. The Initial Share Exchange was completed on September 25, 2012 and resulted in a change in control and HCG becoming our wholly owned subsidiary. In May 2013, we amended our Articles of Incorporation to increase our authorized number of shares of common stock to 5,000,000,000 (prior to the Company’s 1-for-20 reverse stock split effected on October 16, 2014) and changed our name to CVSL Inc.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to an additional 25,240,676 shares of common stock (the “Additional Shares”). The second closing of the transactions and the issuance of the Additional Shares contemplated by the Share Exchange Agreement (the “Second Tranche Closing”) was to occur on the date that was the later of: (i) the 20th calendar day following the date on which we first mailed an Information Statement to our shareholders; (ii) the date the Financial Industry Regulatory Authority (“FINRA”) approved the Amendment; or (iii) the first business day following the satisfaction or waiver of all other conditions and obligations of the parties to consummate the transactions contemplated by the Share Exchange Agreement, or on such other date and at such other time as the parties may mutually determine. Please see below for a description of actions taken on October 10, 2014, which took effect on December 1, 2014 with respect to the shares issuable at Second Tranche Closing.

On April 12, 2013, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to effect: (i) an increase in the number of authorized shares of the Corporation’s common stock from 490,000,000 to 5,000,000,000 shares (prior to the Company’s 1-for-20 reverse stock split effected on October 16, 2014) (the “Increase”) and (ii) a change in the name of the Corporation to CVSL Inc. (the “Name Change”) on May 27, 2013. The Company’s shareholders holding a majority of its outstanding shares of common stock have approved the Increase and the Name Change and the Articles of Amendment (the “Amendment”) effecting such transactions.

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

On October 10, 2014, the Company entered into a second amendment to that certain Share Exchange Agreement, as amended, with Rochon Capital (as further amended, the "Amended Share Exchange Agreement"), which became effective on December 1, 2014, which limits Rochon Capital's right or the right of a Permitted Transferee (as defined below) to be issued the 25,240,676 shares of our common stock it is currently entitled to receive under the Share Exchange Agreement, as amended (the "Second Tranche Parent Stock") solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

In addition, Rochon Capital has agreed to irrevocably waive its right to, and has agreed that it will not (i) sell, pledge, convey or otherwise transfer all or any part of the Second Tranche Parent Stock or the right to receive the Second Tranche Parent Stock to any person or entity other than to (x) John P. Rochon or his wife, or both, or John Rochon, Jr. (each a "Permitted Transferee") or (y) the Company, as set forth below, and (ii) be entitled to receive any cash dividends or cash distributions of any kind with respect to the Second Tranche Parent Stock, except as specifically provided below. Rochon Capital further agreed that the Second Tranche Parent Stock shall be redeemed by the Company upon receipt of a cash payment by Rochon Capital from the Company of One Million Dollars ($1,000,000) if any of the following events occur: (i) our liquidation or dissolution; (ii) our merger with or into another entity where the holders of its common stock prior to the merger do not own a majority of its common stock immediately after the merger (while specifically excluding the Second Tranche Parent Stock from such calculation); (iii) the sale of all or substantially all of our assets; (iv) the death of John P. Rochon, in which case the redemption shall be limited to Second Tranche Parent Stock that has not been transferred by Rochon Capital; (v) a change of control of Rochon Capital such that a majority of the equity of Rochon Capital is not owned by John P. Rochon or immediate family members of John P. Rochon; and (vi) John P. Rochon having been found guilty or having pled guilty or nolo contendere to any act of embezzlement, fraud, larceny or theft on or from the Company. Rochon Capital has also agreed that the Second Tranche Parent Stock will be automatically redeemed by the Company for nominal consideration if any of the following events should occur: (i) the Company commences a voluntary case under Title 11 of the United States Code or the corresponding provisions of any successor laws; (ii) an involuntary case against the Company is commenced under Title 11 of the United States Code or the corresponding provisions of any successor laws and either (A) the case is not dismissed by midnight at the end of the 90th day after commencement or (B) the court before which the case is pending issues an order for relief or similar order approving the case; or (iii) a court of competent jurisdiction appoints, or the Company makes an assignment of all or substantially all of its assets to, a custodian (as that term is defined in Title 11 of the United States Code or the corresponding provisions of any successor laws) for the Company or all or substantially all of its assets.

Rochon Capital has agreed to irrevocably authorize and direct our transfer agent to place a permanent stop order on the Second Tranche Parent Stock and to add a corresponding restrictive legend on the certificate or certificates representing the Second Tranche Parent Stock.

Convertible Note Settlement

On June 14, 2013, in accordance with the mandatory conversion provisions of the Convertible Subordinated Unsecured Promissory Note in the principal amount of $6.5 million (the “Note”) that we issued to the Tamala L. Longaberger Trust (the “Trust”) as part of the consideration of the acquisition of TLC, we issued the Trust 1,625,000 shares of our common stock upon conversion of the Note.

Equity Contributions

On June 18, 2013, Rochon Capital entered into an Equity Contribution Agreement with CVSL pursuant to which Rochon Capital contributed to CVSL for no consideration 1,625,000 shares of our common stock to offset the shares issued to the Trust. During the fourth quarter of 2013, Rochon Capital contributed and CVSL cancelled a total of 686,328 shares, which consisted of 225,649 shares related to the YIAH acquisition, 88,349 shares related to the TBT acquisition, 372,330 shares related to the Agel acquisition. On May 23, 2014, Rochon Capital contributed and CVSL cancelled a total of 52,606 shares, which consisted of 7,797 shares related to the Paperly acquisition, 15,893 shares related to the MSK acquisition, and 28,922 shares related to the Uppercase Living acquisition. The cancelled shares are not being held as treasury shares.

The Longaberger Acquisition

On March 18, 2013, we acquired a controlling interest in TLC, a direct-selling business based in Newark, Ohio. The transaction resulted in the Company acquiring 64.6% of the voting stock and 51.7% of all the stock in TLC in return for a $6.5 million convertible note and a $4.0 million promissory note. The acquisition was accounted for under the purchase method of accounting and as of March 18, 2013 TLC is now our consolidated subsidiary. No Goodwill was recorded relating to this transaction.

Opening balance sheet for Uppercase Living acquisition on March 14, 2014

The following summary represents the fair value of UAI as of the acquisition date and is subject to change following management’s final evaluation of the fair value assumptions.

UAI (in thousands)
Assets
Current assets:
Cash and cash equivalents	$2
Accounts receivable	2
Inventory	96
Total current assets	100
Property, plant and equipment	23
Goodwill	469
Other assets	17
Total assets	$609

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable—trade	$267
Accrued commissions	79
Deferred revenue	28
Other current liabilities	97
Total current liabilities	471
Other long-term liabilities	138
Total liabilities	609
Stockholders’ equity	—
Total liabilities and stockholders’ equity	$609

Dispositions

On July 31, 2014, our subsidiary TLC and CFI NNN Raiders, LLC. (“CFI”), entered into a Sale Leaseback Agreement (the “Sale Leaseback Agreement”) pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million. As shown in the table below, a gain on sale of approximately $2.5 million was recorded associated with the sale.

(in thousands)

Sales Price (fair value)	$15,800
Transaction Fees	(956)
14,843
Book Value at July 31, 2014	$12,320
Gain on Sale	$2,523

Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Leaseback Agreement. For more details regarding the accounting for this transaction see Note 7 Long term debt and other financing arrangements.

During the year ended December 31, 2014, TLC sold various other properties in Ohio for gross proceeds of $2.4 million for a gain on sale of $0.6 million. The gain on sale is included in the consolidated statement of operations.

(4) Marketable Securities

Our marketable securities as of December 31, 2014 include fixed income investments classified as available for sale. At December 31, 2014, the fair value of the equity securities totaled $991,355 and the fair value of the fixed income securities totaled $0. The gross proceeds from sales of our marketable securities during the years ended December 31, 2014 and 2013 totaled $16.9 million and $4.0 million, respectively. Unrealized losses on the investments included in consolidated statements of other comprehensive income $0.6 million for the year ended December 31, 2013, respectively. Our realized gains (losses) from the sale of our marketable securities totaled $(0.8 million) and $0.5 million for the years ended December 31, 2014 and 2013, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	(in thousands)
	December 31, 2014	December 31, 2013
Raw material and supplies	$2,215	$2,641
Work in process	935	339
Finished goods	11,610	15,754
	$14,759	$18,734

Our reserve for inventory obsolescence at December 31, 2014 and 2013 totaled $0.7 million and $0.1 million, respectively.

(6) Property, plant and equipment

Property, plant and equipment consisted of the following:

	(in thousands)
	December 31, 2014	December 31, 2013
Land and improvements	$699	$3,050
Buildings and improvements	6,351	19,788
Equipment	2,816	1,307
Construction in progress	10	425
	9,877	24,570
Less accumulated depreciation	1,686	1,722
	$8,191	$22,848

Depreciation expense was $1.7 million and $1.8 million for years ended December 31, 2014 and 2013, respectively. Certain assets disposed of in 2014 reduced accumulated depreciation at December 31, 2014.

In addition to owned property, the Company also has $15.4 million of leased property due to the Sale Leaseback Agreement described in Footnote 3.

(7) Long-term debt and other financing arrangements

The Company’s long-term borrowing consisted of the following:

		(in thousands)
Description	Interest rate	December 31, 2014	December 31, 2013
Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P. (including accrued interest)	4.00%	$-	$20,881
Promissory Note—payable to former shareholder of TLC	2.63%	3,374	3,734
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,367	1,650
Bank Term loan	7.70%*	-	427
Other, including vendor and equipment notes		516	30
Total debt		5,257	26,722
Less current maturities		940	1,128
Long-term debt		$4,317	$25,594

*	Represents the weighted average interest rate at December 31, 2014. The interest rate is variable based on the agreement described below.

The schedule of maturities of the Company’s long-term debt are as follows:

(in thousands)
2015	$940
2016	1,022
2017	751
2018	715
2019	412
Thereafter	1,417
Total long-term debt including current maturities	$5,257

Convertible Subordinated Unsecured Promissory Note—Richmont Capital Partners V L.P.

On December 12, 2012 (the “Issuance Date”), we signed, closed, and received, as the maker, $20.0 million in cash proceeds from Richmont Capital Partners V L.P., a Texas limited partnership (“RCP V”), pursuant to a Convertible Subordinated Unsecured Promissory Note, in the original principal amount of $20.0 million (the “Note”), issued pursuant to a Convertible Subordinated Unsecured Note Purchase Agreement between CVSL and RCP V (the “Purchase Agreement”). The Note is (i) an unsecured obligation of the Company and (ii) subordinated to any bank, financial institution, or other lender providing funded debt to CVSL or any direct or indirect subsidiary of CVSL, including any seller debt financing provided by the owners of any entity(ies) that may be acquired by us. Principal payments of $1.3 million are due and payable on each anniversary of the Issuance Date beginning on the third anniversary of the Issuance Date. A final principal payment, equal to the then unpaid principal balance of the Note, is due and payable on the 10th anniversary of the Issuance Date. The Note bears interest at an annual rate of 4%, which interest is payable on each anniversary of the Issuance Date; provided, however, that interest payable through the third anniversary of the Issuance Date may, at our option, be paid in kind (“PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. Beginning 380 days from the Issuance Date, the Note may be prepaid, in whole or in part, at any time without premium or penalty.

The full amount of the Note (including all accrued interest thereon) was converted into 3,200,000 shares of common stock on November 26, 2014.

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

Promissory Note—payable to former shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million Promissory Note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Bank Term loan

In conjunction with the Line of Credit described below, on October 23, 2012, TLC obtained a $6.5 million bank term loan. The interest rate on the term loan was either prime rate plus 5.75% or LIBOR plus 7.50%. The term note was due in monthly installments beginning April 1, 2013 and due in full on October 23, 2015. As of March 1, 2014 TLC has paid in full the outstanding balance of the term note.

Lines of Credit Payable

Bank line of credit

Prior to payoff in full on July 31, 2014, TLC had a line of credit agreement which expired on October 23, 2015. Under the agreement, TLC had available borrowings up to $12.0 million, limited to a formula primarily based on accounts receivable and inventory. The agreement provided for interest at prime rate plus 1.75% or LIBOR plus 3.50%.

UBS Margin Loan

CVSL has a margin loan agreement with UBS that allows us to purchase investments. The maximum loan amount is based on a percentage of marketable securities held by us. At December 31, 2014 the UBS margin loan balance was at zero dollars.

Capital Leases

As mentioned in Dispositions (Foonote 3), on July 31, 2014, our subsidiary TLC and CFI, entered into the Sale Leaseback Agreement.

The transaction has been accounted for using normal sale leaseback accounting. The gain arising from the sale of the three buildings and related property has been deferred and recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset will be recorded and depreciated over 15 years using the straight-line method.

The payments under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. Interest expense of $0.9 million associated with the lease payments was recognized in the year ended December 31, 2014 to reflect five months of interest. Depreciation expense of $0.4 million was recorded in the year ended December 31, 2014 to reflect five months of depreciation. The gain on Sales of real estate recorded in the year ended December 31, 2014 was $0.1 million, which represents five months of the gain amortized over the life of the lease. Minimum lease payments for this capital lease are $2.2 million in 2015 and will increase by 3% per year for the remainder of the lease.

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

(8) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	(in thousands)
	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(131)	$(636)	$(767)
Other comprehensive income (loss) before reclassifications	259	(15)	244
Amount reclassified from AOCI	—	844	844
Net other comprehensive income (loss) at December 31, 2014	$128	$193	$321

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$844
Income tax (expense) benefit	—
Net of income taxes	$844

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party and line of credit payable are considered to be representative of their respective fair values. Our available for sale securities (Level 1) was $129,000 and (Level 2) $862,000 at December 31, 2014 and (Level 1) was $1,390,000 and (Level 2) was $10,440,000 on December 31, 2013. At December 31, 2013 we maintained an intangible asset totaling $3.8 million. At December 31, 2014 the intangible asset net of amortization totaled $3.6 million. Our intangible asset was initially valued at acceptable discounted cash flow methodology (level three) using a 24% discount rate over the estimated useful life of the intangible asset. We did not record any impairment charges for this intangible asset nor property, plant and equipment for the years ended December 31, 2014 and 2013.

(10) Commitments and Contingencies

Minimum lease commitments for noncancelable operating leases for the years ended December 31, are as follows:

(in thousands)
2015	$1,161
2016	727
2017	582
2018	363
2019	353
$3,186

Total rental expense and operating lease payments were $1.5 million and $0.8 million for the years ended 2014 and 2013, respectively.

Minimum lease commitments for capital sales lease back for the years ended December 31, are as follows:

(in thousands)
2015	$2,224
2016	2,290
2017	2,324
2018	2,394
2019	2,466
$11,698

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At December 31, 2014, the accrued liability was approximately $1.0 million compared to $1.1 million at December 31, 2013. There can be no assurance that the Company’s estimates are accurate, and any differences could be material.

(11) Income Taxes

The income tax expense from continuing operations for the years ended December 31, 2014 and December 31, 2013 differs from the U.S statutory rate of 34% primarily due to changes in the Company's valuation allowance and foreign tax expense incurred in addition to US tax in certain jurisdictions. The Company's income tax expense for 2014 and 2013 of $0.6 million and $0.3 million respectively reflect the valuation allowance established in prior years and by the current year tax expense related to operations in certain foreign tax jurisdictions. The Company has fully reserved its net deferred tax assets in both years due to the uncertainty of future taxable income. Additionally, certain indefinite lived intangibles result in a deferred tax liability which, because the reversal cannot be determined, are excluded from the net asset covered by the Company’s valuation allowance.

	(in thousands)
	2014	2013
Current:
U.S.	$—	$—
State	—	—
Foreign	441	251
Deferred:
U.S.	145	22
State	—	—
Foreign	—	—

Total	$586	$273

A Reconciliation of the expected U.S. tax expense/(benefit) to income taxes related to continuing operations is as follows:

(in thousands)
2014
Expected tax expense at U.S. statutory rate	$(6,267)
Permanent Adjustments	37
Foreign Income Tax	388
Increase in Valuation Allowance	6,948
Other	(428)
Rate Difference—U.S. to Foreign	(92)

Total	$586

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred income taxes as of December 31, 2014 and 2013 are as follows.

	(in thousands)
	2014	2013
Deferred Tax Assets
Fixed Assets	$9,800	$9,901
Accrued Expenses	1,110	0
Net Operating Losses—U.S.	9,342	3,358
Net Operating Losses—Foreign	477	140
Foreign Tax Credit	693	251

Deferred Tax Liabilities
Intangibles	(232)	(36)
Prepaid Expenses	(212)	(406)
Valuation Allowance	(21,145)	(13,230)

Net Deferred Tax Asset/Liability	$(167)	$(22)

The Company has fully reserved its U.S. and Foreign net deferred tax assets in 2014 due to an inability to project future taxable income. The Company has U.S. net operating loss carryforwards of approximately $27.5 million which begin to expire in 2032. The Company has net operating losses of approximately $1.6 million in several foreign countries which will begin to expire at various times. The Company has foreign tax credits of approximately $0.7 million which will begin to expire in 2023.

(in thousands)
2014
Unrecognized Tax Benefits
Unrecognized Tax Benefits, December 31, 2013	$168
Gross Increases—Tax Positions in Prior Period	—
Gross Decreases—Tax Positions in Prior Period	—
Gross Increases—Current Period Tax Positions
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits, December 31, 2014	$168

The Unrecognized Tax Benefits shown here relate to an ongoing audit in Spain of one entity acquired by the Company during 2013. This audit is ongoing and is in dispute. It is reasonable that the Company's existing liability for Unrecognized Tax Benefits may increase or decrease within the next twelve months primarily due to resolution of this audit. The Company cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the Spanish audit.

(12) Share-based compensation plans

We have two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 235,000 equivalent shares of stock appreciation rights (“SARs”) in 2013 that are remeasured each reporting period and is recognized ratably over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the years ended December 31, 2014 and 2013 of $1.2 million and $0.3 million, respectively, is included in selling, general and administrative expenses on the Company’s consolidated income statements. As of December 31, 2014, total unrecognized compensation cost related to unvested share-based compensation was $0.9 million, which is expected to be recognized over a three-year period.

(13) Loss per share attributable to common stockholders

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. We included the additional 25,240,676 shares available to Rochon Capital as discussed in footnote (3) in the calculation of basic and diluted shares as the conditions were met during the year-ended December 31, 2013 and during 2014 until December 1 for the shares to be available for issuance. We did not include any outstanding warrants as discussed in footnote (7) in the calculation of dilutive shares because we recorded losses from continuing operations, therefore, the effect would be anti-dilutive.

(14) Segment Information

CVSL operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the years ended December 31, 2014 and December 31, 2013, respectively approximately $45.1 million or 41.4% and $10.3 million or 16% of our net revenues were generated in international markets with 30.3% or $33.0 million and 13% or $8.3 million comprised of countries in Europe including Russia and Ukraine for years 2014 and 2013 respectively. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the years ended December 31,2014 and December 31, 2013, approximately $8.6 million or 7.9% and $1.5 million or 1.7% of our revenues, respectively, were derived from the sales of gourmet food products, $38.3 million or 35.2% and $9.3 million or 11.0% of our revenues, respectively, were derived from the sale of nutritional and wellness products in 2014 and 2013, $59.8 million or 55.0% and $72.7 million or 85.6% of our revenues, respectively, were derived from the sale of home décor products in 2014 and 2013, $1.3 million or 1.2% and $1.0 million or 1.1% or our revenues, respectively, were derived from the sale of our publishing and printing services and products during 2014 and 2013 and as of December 31, 2014 and December 31, 2014 $0.8 million or 0.7% and $0.4 million or 0.5% of our revenues, respectively, were derived from the sale of our other products. Substantially all our long-lived assets are located in the US. Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented n a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

Revenues by product groups for the years ended December 31, 2014 and 2013 are shown in the table below (dollars in thousands):

	2014	2013
Gourmet Food Products	$8,554	$1,483
Home Décor	$59,810	$72,666
Nutritionals and Wellness	$38,337	$9,312
Publishing & Printing	$1,265	$951
Other	$845	$439

(15) Related party transactions

We continue to utilize Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transfered to us the opportunities it has previously analyzed and pursued. CVSL agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to One Hundred Sixty Thousand dollars ($160,000) and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the years ended December 31, 2014 and 2013, we recorded $2.0 million and $1.9 million, respectively in Reimbursement Fees incurred by Richmont Holdings on our behalf, that were included in selling, general and administrative expense. Prior to Rochon Capital’s initial investment in us and during our initial acquisition phases, Richmont Holdings utilized its own funds to develop the acquisition strategy and the contacts of which we are now the beneficiary.   In recognition of our relationship with Richmont Holdings and the substantial investment it made during our formation, we may advance funds to Richmont Holdings from time to time as it pursues acquisitions on our behalf.  As of December 31, 2014, approximately $1.0 million in expenses have been reclassified to a related party receivable which is included as an offset to our related party payables shown on our balance sheet.  We expect that Richmont Holdings will offset this receivable over time by generating management fees and other transaction fees for its services during 2015 and future years and by other expenses incurred by Richmont Holdings which our Board agrees to reimburse.

During the year ended December 31, 2014, we paid a total of $286,142 to Actitech, L.P., an entity owned by Michael Bishop, for the use of the entity's production capabilities for the production of products for YIAH and AEI.

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

Underwritten Offering of Common Stock

On February 26, 2015, we entered into an Underwriting Agreement with Aegis, as representative of the Underwriters, providing for the offer and sale in the Offering of 6,667,000 shares of our common stock, par value $0.0001 per share, and the Warrants to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The gross proceeds from the Offering were $20.0 million and the net proceeds were approximately $17.8 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us, and assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants. The Offering closed on March 4, 2015.

The Underwriting Agreement contains customary representations, warranties, and agreements by us, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the Representative’s Warrant Agreement we agreed, as additional compensation in connection with the Offering, to issue warrants to Aegis (the “Representative’s Warrants”) to purchase up to a total of 166,675 shares of Common Stock (2.5% of the shares of Common Stock sold in the Offering, but excluding the over-allotment option) (the “Representative’s Warrant Shares”), which warrants are exercisable at a price equal to $3.75 per share.

The Warrants will have a per share exercise price of $3.75 (subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock and also upon any distributions of assets, including cash, stock or other property to our stockholder), are exercisable immediately and will expire five years from the date of issuance. We do not intend to apply to list the Warrants on the NYSE MKT, any other national securities exchange or any nationally recognized trading system.

The Warrants will be exercisable at any time a registration statement registering the issuance of the shares of Common Stock underlying the Warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If a registration statement registering the issuance of the shares of Common Stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Warrant.

A holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, a consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction.

The shares of Common Stock, the Warrants, the shares of Common Stock that are issuable upon exercise of the Warrants, the Representative’s Warrants and the Representative’s Warrant Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2015 and a prospectus supplement filed with the Commission on March 2, 2015.

We currently intend to use a substantial portion of the net proceeds from the Offering to acquire other businesses that we believe will be synergistic with our current businesses. We intend to use up to $5.5 million of the net proceeds from the Offering to acquire Kleeneze Limited, as further described below. The remaining net proceeds will be used for general working capital purposes, including ongoing operations, expansion of the business and further research and development.

Agreement to Acquire Kleeneze

On February 6, 2015, Trillium Pond AG (“Trillium Pond”), a Swiss corporation indirectly wholly owned by us entered into a Share Purchase Agreement (the “SPA”) with Findel plc (“Findel”), a company incorporated in England, to purchase from Findel all of the issued and outstanding share capital of Kleeneze Limited (“Kleeneze”), a company incorporated in England and Wales. Kleeneze has one wholly-owned subsidiary, Kleeneze (Ireland) Limited. The consummation of the acquisition is subject to certain conditions, including approval by the New York Stock Exchange MKT. Kleeneze was founded in 1923 and sells a variety of household goods through a network of more than 7,000 independent sales representatives in the U.K. and Ireland.

Note: U.S. dollar amounts set forth below are based on a pound sterling/U.S. dollar exchange rate of $1.5245: £1.00 on March 6, 2015.

Pursuant to the SPA, Trillium Pond has agreed to acquire all 2,500,001 shares of Kleeneze common stock issued and outstanding in exchange for payment to Findel of £3,618,534 (or approximately $5.5 million) (the “Base Consideration”) subject to adjustment based on Kleeneze’s final last twelve months earnings before interest, taxes, depreciation and amortization (“LTM EBITDA”) calculated prior to the closing date. The closing date is expected to be within 45 days of the execution of the SPA. Of the Base Consideration, £500,000 (or approximately $762,250) will be held in a Retention or Escrow Account pending the final determination of the LTM EBITDA, if necessary. The SPA contains customary conditions required to be fulfilled or waived prior to consummation of the acquisition. There can be no guarantee that the conditions to closing will be met.

Should the LTM EBITDA fall below a predetermined amount, a portion of the Base Consideration can be paid, at Trillium Pond’s option, in either cash or shares of CVSL common Stock. Should the LTM EBITDA exceed the benchmark amount, the consideration will be increased by five times the increase of LTM EBITDA over the predetermined amount, but in no instance will total consideration exceed £5,000,000 (or approximately $7.6 million). Any consideration paid above the Base Consideration is to be paid in shares of CVSL common Stock.

The SPA provides that Kleeneze is to maintain approximately £5,119,949 (or approximately $7.8 million) of total working capital at closing, of which £866,000 (or approximately $1.3 million) is to be cash held by Kleeneze at closing. In addition, as part of the SPA, Findel will agree to indemnify Trillium Pond against certain losses relating to potential breaches of the SPA, certain fees and expenses, and certain post-closing liabilities of Kleeneze.

The closing of the SPA is conditioned upon the delivery and execution of a Service Level Agreement (the “SLA”) between Findel’s wholly-owned subsidiary, Express Gifts Limited (“EGL”), and Kleeneze providing for (i) EGL to continue providing warehousing, packaging and fulfillment services, as well as other services such as of office space and information technology support, to Kleeneze for a minimum of eighteen (18) months after the closing, and (ii) Kleeneze to pay a fee per shipped order, dependent on the warehouse location, as well as certain fees associated with the other services in the SLA.

In addition, the closing of the SPA is also conditioned upon the delivery and execution of a Transitional Services Agreement (the “TSA”) between Kleeneze and Findel providing for (i) Findel to continue to provide certain administrative functions to Kleeneze for a maximum of twelve months after the closing and (ii) Kleeneze to pay Findel agreed upon fees for such administrative services during the term of the TSA. Such services will include finance support, human resources and other back office services to support Kleeneze’s ongoing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this period covered by this Annual Report on Form 10-K, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal controls over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management emphasizes that our stated growth strategy is to acquire companies. In some cases, the companies we acquire may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. In addition, the rapid pace of our acquisitions means we have acquired companies that currently operate on a variety of systems, which makes standardization more difficult. Because of this, we purchased and began implementation of a new enterprise resource planning system which includes sophisticated accounting systems. We plan to convert some or all subsidiaries to new systems over time, depending on available resources and the level of materiality a particular entity might have. We believe this will allow for easier comparison across companies and quicker consolidations. The transition for the first company to the new platform took place during 2014.

In addition, our objective is to centralize accounting at our headquarters location, rather than having such activities performed at each subsidiary. This provides a current and long-term benefit of having all accounting and numerous internal controls performed where our senior management is located, so that review and remediation can occur quickly. We made progress in this area in 2014. For example, all proposed purchases or disbursements are now submitted to, reviewed and approved by headquarters personnel prior to disbursement occurring. This effort means that we must continue to hire sufficient accounting personnel at our headquarters to properly process and control transactions and timely prepare our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this evaluation, management identified the following material weakness: we determined that we needed to employ a greater number of staff in our finance and accounting department to perform the increased tasks being handled at headquarters, maintain an optimal segregation of duties and provide optimal levels of oversight. This need for additional personnel existed during the audit. In addition, the accounting system at one of our largest subsidiaries was outdated which impacted our responsiveness. We have now converted that company to the new accounting system.

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. However, management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weaknesses with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management has conducted a number of activities to address the material weaknesses noted above, including but not limited to the following:

•	Appointed a Controller for all CVSL subsidiaries and parent company;

•	Hired an experienced internal auditor with specific training and background in the requirements of the Sarbanes-Oxley Act;

•	Hired information technology staff at headquarters to operate, maintain and upgrade our various accounting and software systems;

•	Hired additional accounting and finance staff at headquarters to process transactions and prepare financial statements;

•	Continued to work closely with our independent audit firm in evaluating our progress in remediating our weaknesses with oversight by the audit committee;

•	Evaluated control procedures on an ongoing basis, and, where possible, modified those control procedures to improve oversight;

Because of our rapid growth and the reporting issues that maybe involved in any new companies we acquire, elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects. Management will continue the process of implementing our new system and reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.

PMB Helin Donovan, LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included in the Financial Statements in Item 8.

Limitations of the Effectiveness

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 16, 2015, the Company received written notice from Kelly Kittrell that he was resigning, effectively immediately, from all positions he held at the Company, including as a member of the Board of Directors, Chief Financial Officer, Treasurer, principal financial officer and principal accounting officer. The resignation did not involve any disagreement with the Company.  Effective March 16, 2015, John Rochon, Jr., the Company’s current Vice Chairman and a member of the Board of Directors, replaced Mr. Kittrell as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are organized under the direction of our Board, which currently consists of twelve members. The primary responsibilities of our board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as necessary.

The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Current Title & Position	Served as an Officer or Director Since
John P. Rochon	63	Chief Executive Officer, President and Chairman of the Board	2012
John Rochon, Jr.	38	Vice Chairman, Chief Financial Officer, Treasurer and Director	2012
Julie Rasmussen (2)	50	Chief Operating Officer and Director	2013
Russell Mack	63	Executive Vice President and Director	2012
Michael Bishop (1)(2)(3)	66	Director	2012
Tamala L. Longaberger	53	Director	2012
William H. Randall (1)(2)(3)	69	Director	2012
Kay Bailey Hutchison (3)	71	Director	2014
Bernard Ivaldi(1)	66	Director	2014
Roy Damary	71	Director	2014
John W. Bickel	66	Director	2014

(1) Audit Committee

(2) Compensation Committee

(3) Nominating Committee

Our directors and officers serve until their successor is elected and qualified, or until their earlier resignation or removal.

The business experience for the past five years (and in some instances for prior years) of each of our executive officers and directors is as follows:

John P. Rochon, Chief Executive Officer, President and Chairman of the Board

John P. Rochon has had four decades of wide-ranging success in finance, operations, business planning, sales, brand-building and marketing. He is an accomplished investor and business strategist. By the time he was 40 years old, Mr. Rochon was chairman and CEO of a Fortune 500 global consumer goods company, serving in that role for nearly a decade. Mr. Rochon is founder and chairman of Richmont Holdings, a private investment and business holding company based in Dallas, Texas. His career has included hundreds of business transactions across multiple industries. His team has achieved an impressive investment track record in its category over three decades. Richmont uses its own patented diagnostic system to build the top line of a company. Mr. Rochon was the leader in bringing the power of the Internet to consumer sales. With Mr. Rochon as its General Partner, Richmont Capital Partners led an investment group that became the largest shareholder in, and appointed two members to the Board of Directors of, Avon Products Inc., which subsequently experienced tremendous growth. From 1989-1992, Mr. Rochon and his team created a detailed strategy for Avon to grow, including recommendations (many of which were adopted by Avon) relating to revitalizing the corporate entrepreneurial culture through a re-focus on the needs of the sales force; enhancing career opportunities for the sales force; improved training for the sales force; more effective internal communication; improving product delivery and product rationalization; strengthening price/quality equity; enhanced long range planning to increase repeat purchases and reduce sales force turnover; and tying management compensation more closely to shareholder returns. During the 1987-1997 period, Avon’s revenue increased by 100% from $2.5 billion to $5 billion, earnings per share increased by 43% and market cap increased from approximately $1.5 billion at the beginning of 1987 to approximately $8.0 billion at the end of 1997. Neither John Rochon nor Richmont Capital Partners I or II currently has an equity interest in Avon Products, Inc.

As chairman and CEO of Mary Kay Inc., he led that company to global growth and pioneered the use of Internet technology in the micro-enterprise/direct selling sector. He also managed the growth of a portfolio of Richmont companies, in financial services, marketing, international trading, food services and other sectors. Major investments included Armor Holdings, Royal Appliance/Dirt Devil, The Dial Corp., Harvey’s Casinos, Black and Decker, RealPage Inc. and Maybelline. Mr. Rochon also served as a director of Younegvity International, Inc. In addition to CVSL, Mr. Rochon’s companies today include a nationwide network of supplies and services to businesses and a line of gourmet products. He has founded several investment funds, including a hedge fund, a fund of funds and a debt investment fund. Mr. Rochon holds a Bachelor of Science and a Master of Business Administration from the University of Toronto and began his career as a chemist before moving on to management positions in manufacturing, operations, marketing and finance. We selected Mr. Rochon to serve on our Board due to his substantial experience in finance, operations, business planning, and his years of leadership in the direct selling industry.

John Rochon, Jr., Vice Chairman and Director

John Rochon, Jr. became a director on December 3, 2012 and our Vice Chairman on May 1, 2014. Since 2006, he has served as the Vice Chairman and CEO of Richmont Holdings. He has expertise in capital markets and is experienced in financial analysis, mergers and acquisitions, technology and the review, structuring and management of new business opportunities. After receiving his degree in Business Administration from Southern Methodist University, he worked at JP Morgan Chase in New York before returning to Dallas, where for more than a decade he has run the Rochon’s family office. He now oversees Richmont Holdings’ financial analysis of potential business transactions and plays a leading role in guiding strategic planning for Richmont Holdings. We selected Mr. Rochon to serve on our Board due to his experience in financial analysis, mergers and acquisitions, technology and structuring and management of new business opportunities. Mr. Rochon is the son of John P. Rochon, our Chairman and CEO.

Julie Rasmussen, Chief Operating Officer and Director

Julie Rasmussen became a director on February 8, 2013 and our Chief Operating Officer in July, 2014. During the past five years, she has been the majority owner of Hertz Russia and CEO of Dagmar Associates, a consulting and real estate holding company. From 1992 to 2002, she worked at Mary Kay Cosmetics, serving as the President of Mary Kay Europe and prior thereto as the President of Mary Kay Russia. She has advised companies on doing business in Russia, including RJR Nabisco, Kodak, Johnson & Johnson and Chevron, and has served on the board of the American Chamber of Commerce in Russia as well as president of the Russian Federation of Direct Selling Companies. She has received numerous awards and honors for her international business achievements. She received her Bachelor of Arts from the University of Virginia and her Master of International Affairs from Columbia University, where she was editor of the Journal of International Affairs. We selected Ms. Rasmussen to serve on our Board due to her prior experience with direct selling companies.

Russell Mack, Executive Vice President and Director

Russell R. Mack was appointed as our Executive Vice President on November 20, 2012, and as a director effective December 3, 2012. Mr. Mack has been the Executive Vice President and Chief Marketing Officer at Richmont Holdings for more than 15 years. Mr. Mack is a former member of President Ronald Reagan’s White House staff and possesses 40 years of experience in the field of communications and marketing. He has served as a senior executive in companies such as Mary Kay Inc., American Airlines, and United Airlines and as a legislative assistant and press secretary in the U.S. Senate and the U.S. House of Representatives. His career also included positions in the U.S. Department of Health and Human Services, the U.S. Department of Education and Temerlin McClain Advertising. He received a Juris Doctor degree from George Washington University Law School and a Bachelor of Arts from American University. We selected Mr. Mack to serve on our Board due to his experience in the field of communications and marketing.

Michael Bishop, Director

Michael Bishop became a director on December 3, 2012 and is the Chairman of our Audit Committee. Since 2011, he has served as the President of Actiprime, a personal care and healthy lifestyle product development and marketing company and president of ActiTech, L.P. a full service third party manufacturer of items such as creams, hair products, OTC drugs, certified NOP Organic food and personal care products, energizing and relaxing drinks and owner of a decontamination process for herbs and other products. ActiTech owns a state-of-the-art, 600,000 square foot manufacturing and warehouse facility, serving customers such as Unilever, TIGI and Estee Lauder. He co-founded Actifirm, a marketer of anti-aging skin care sold in physicians’ offices and medi-spas. He founded Active Organics, a leading natural ingredient supplier to the personal care industry, serving as president from 1981 to 2011 before the company was sold to Berkshire Hathaway’s Lubrizol Corporation. A chemist holding nine patents, he held development roles with Max Factor, Redken Laboratories, Life Laboratories and Rachel Perry cosmetics. He received his Bachelor of Science and Bachelor of Arts degrees from the University of California at Irvine. We selected Mr. Bishop to serve on our Board due to his manufacturing and product development experience.

Tamala L. Longaberger, Director

Tamala L. Longaberger became a director on December 3, 2012. From 1999 to the present, Ms. Longaberger has served as the Chief Executive Officer and Chairman of the Board of The Longaberger Company, a 40 year old direct selling company that offers hand-crafted baskets and other home furnishings. In 2006, President George W. Bush, appointed her chair of the National Women’s Business Council, a bipartisan advisory council that recommends policy to the President, Congress and the U.S. Small Business Administration on economic issues important to women business owners. She served as a member of the U.S. delegation to the United Nations Commission on Human Rights and last year was part of a delegation of distinguished Americans who served as observers during free elections in Tunisia. She served on the board of the Woodrow Wilson Center for International Scholars, chaired the U.S. Executive Committee for the 2002 Helsinki Women Leaders Summit, was a board member of the John Glenn Public Policy Institute and has chaired the Direct Selling Association. She is a member of Ohio Business Roundtable and serves on the Board of the International Republican Institute. She holds a Bachelor of Science degree in business administration from The Ohio State University (“Ohio University”) and is a past chair of Ohio University’s board of trustees and recipient of Ohio University’s Distinguished Service Award. We selected Ms. Longaberger to serve on our Board due to her prior experience at The Longaberger Company and her direct selling accomplishments.

William H. Randall, Director

William Randall became a director on December 3, 2012 and is the Chairman of our Compensation Committee. He is a 35-year veteran of the direct selling industry who has served in sales, marketing and other senior executive positions in companies such as Mary Kay Inc., BeautiControl Cosmetics and start-up enterprises funded by Sur la Table and Ross Simons. He is a past board member of the Direct Selling Association and is founder and chairman of Hatch Holdings LLC which, since 1990, has provided strategic planning and tactical support to senior management of direct selling companies. He received his Master of Business Administration from Harvard Business School. We selected Mr. Randall to serve on our Board due to his prior direct selling experience.

The Honorable Kay Bailey Hutchison, Director

The Honorable Kay Bailey Hutchison became a director on February 18, 2014. Senator Hutchison served for two decades as a U.S. Senator from Texas, from 1993 to 2013. She is the only woman ever elected to represent the state in the U.S. Senate. She served on the Appropriations Committee and was ranking Republican on the Commerce, Science and Transportation Committee. Before being elected to the Senate, she served in the Texas House of Representatives from 1972 to 1976 and served on the National Transportation Safety Board from 1976 to 1978. After holding positions as a bank executive and general counsel, and as a small business owner, she served as Texas State Treasurer from 1990 to 1993. She holds a degree from the University of Texas at Austin and a law degree from the School of Law at the University of Texas. We selected Ms. Hutchison to serve on our Board due to her strong understanding of corporate governance.

Bernard Ivaldi, Director

Bernard Ivaldi became a director on July 9, 2014. He currently serves as a member of the board of directors of two subsidiaries of CVSL. For the past twenty years, he has been consulting extensively with multinational companies and educational institutions in Europe, USA, South America and Australia. Since 2002, he has been the Managing Director of BI Conseil & Associates, a consulting company that he owns based in Vaud, Switzerland. From 1997 to 2002, he served as the CEO of Neuromedia SA of Liege, Belgium. Prior thereto, he served as an administrator at Lalive & Partners, Attorneys at Law, Geneva, a Director of Webster University, Geneva, Switzerland and a Director General of The International School of Geneva. Bernard Ivaldi has obtained diplomas from American and French Universities including a Ph.D. (doctorate 1983) from Columbia Pacific University, Ph.D. (ABD) New York University. He was a Doctoral Fellow in Bilingual Education at New-York University N.Y. (1977). He was awarded a Maîtrise de Linguistique Générale (Honors), University of Nice, France. (1971) He has been a Member of la Conférence de l’Instruction Publique du Département de l’Instruction Publique, Genève. Bernard Ivaldi is former Chairman of the International Schools Association and currently a board member. ISA is an international NGO with consultative status to UNESCO and ECOSOC. He is currently Vice-Président du Conseil de Fondation de l’Institut Supérieur des Affaires et du Management (INSAM), Geneva. We selected Mr. Ivaldi to serve on our Board due to his knowledge of Swiss and French corporate laws and his experience in the field of administration, management of finances and of personnel, and in-service training.

Roy G.C. Damary, Director

Roy G.C. Damary became a director on July 9, 2014. Mr. Damary currently serves as a member of the board of directors of two subsidiaries of CVSL. He is the President of the INSAM Foundation in Geneva, Head of Business Studies at Robert Kennedy College (RKC), Switzerland, where he has taught for the last 13 years, and Honorary Professor at the Ural State Forest Engineering University, Ekaterinburg (Russia). He owns, and since 1994 has provided consulting services through, Technomic Consultants SA, which provided industrial marketing consultancy services for nearly 25 years before its reorientation to management services for foreign-owned Swiss companies. From 1998 through 2013, Mr. Damary also individually provided services to Bridport and Co., a financial services company in Switzerland, as an outside consultant. He began his professional career in 1966 as a research engineer and later as a techno-economic specialist at the Battelle Institue in Geneva, Switzerland. He holds an M.A. in Engineering Science with First Class Honours from Oxford University (1966), an M.B.A. with High Distinction (Baker Scholar) from Harvard Business School (1974) and a Ph.D. from Lausanne University (2000). We selected Mr. Damary to serve on our Board due to his international management prior experience as well as his knowledge of Swiss corporate law and practice and his international experience as a marketing consultant.

John W. Bickel, Director

Mr. Bickel became a director on September 16, 2014. Mr. Bickel co-founded the Dallas and New York-based national law firm Bickel & Brewer, where he served as an equity partner for over 30 years, withdrawing only recently from the firm to pursue other interests. He currently heads the firm of Bickel PLLC. Mr. Bickel received his Bachelor of Science degree from the United States Military Academy at West Point, New York in 1970, received infantry and parachute training, and served three years as an officer in an infantry battalion and aide-de-camp to a general officer of the United States Army. Mr. Bickel received his law degree from Southern Methodist University Dedman School of Law in 1976. Following law school, Mr. Bickel completed his West Point obligation as a trial attorney in the Judge Advocate General’s Corps, in three years trying to verdict over 80 jury cases while serving on separate occasions as Chief Trial Counsel and Chief Defense Counsel at Ft. Lewis, Washington. As a business litigator, Mr. Bickel was selected by his peers as a Top 100 Lawyer in the State of Texas. Mr. Bickel has been a member of the Executive Committee of the Southern Methodist University Dedman School of Law and has served terms as a trustee of the West Point Association of Graduates. Mr. Bickel is a Fellow of both the American Bar Foundation and the Texas Bar Foundation, a Sustaining Life Fellow in the Dallas Bar Foundation, a member of the Citizens for a Qualified Judiciary, an alumni member of the former Markey-Wigmore Chapter of the Inns of Court, and is licensed to practice in both Texas and New York. We selected Mr. Bickel to serve on our Board because of his decades of accomplishment, experience, and good judgment as a preeminent commercial litigation attorney; his broad and deep experience in corporate law, governance, and dispute resolution; and his analytical skills and leadership abilities.

Leadership Structure

Our Chief Executive Officer also serves as our Chairman of the Board. Our Board does not have a lead independent director. Our Board has determined its leadership structure was appropriate and effective for us given our stage of development.

Director Independence

We have determined that Michael Bishop, William Randall, Kay Bailey Hutchison, Bernard Ivaldi, Roy Damary and John W. Bickel are “independent” directors under the definition set forth in the listing standards of the NYSE MKT. Until the Offering, we qualified as a “controlled company” because Mr. Rochon, through his control of Rochon Capital, held in excess of 50% of our voting securities. As a controlled company and for one year after we cease to be a controlled company, we qualify for certain exemptions to the NYSE MKT listing requirements, including the requirement that a majority of our directors be independent, and the requirements to have a compensation committee and a nominating/corporate governance committee, each composed of entirely independent directors.

Audit Committee

The Audit Committee of our Board is currently composed of three directors, each of whom satisfy the independence and other standards for Audit Committee members under the rules of the NYSE MKT. The Audit Committee is composed of Mr. Bishop, Mr. Ivaldi and Mr. Randall and we have determined that Mr. Bishop is a “Financial Expert,” as that term is defined under Section 407 of Regulation S-K.

The Audit Committee operates under a written Audit Committee Charter, which is available to shareholders on our website at http://www.cvsl.us.com/investors/corporate-governance/.

Compensation Committee

The Compensation Committee of our Board currently consists of Mr. Bishop and Mr. Randall and Ms. Rasmussen.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to shareholders on our website at http://www.cvsl.us.com/investors/corporate-governance/.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board currently consists of Senator Hutchison, Mr. Bishop and Mr. Randall.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to shareholders on our website at http://www.cvsl.us.com/investors/corporate-governance/.

Family Relationships

Paula Mackarey, the President, Publisher and a member of the Board of Directors of HCG, is the sister of our Chief Executive Officer, President and Chairman of the Board, Mr. Rochon.

John Rochon Jr. is the son of Mr. Rochon. Heidi Rochon Hafer, CVSL Secretary, is the daughter of Mr. Rochon.

Ms. Claire Kaido, daughter of our TLC CEO and Director, Tamala L. Longaberger, is employed in the Sales and Marketing Department at TLC.

Mr. Ryan Mack, son of our Executive Vice President and Director, Russell Mack, is employed by us as Deputy Chief Financial Officer at CVSL.

There are no other family relationships between any of our directors or officers.

Code of Ethics

We adopted a Code of Ethics. Our Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in conflict-of-interest transactions without our consent. Our Code of Ethics is included in our Investor Relations section of our Internet website, http://www.cvsl.us.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2014 other than Julie Rasmussen was late in filing a Form 4 related to an open market purchase of our common stock.

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth  information concerning the compensation paid to or earned by:

(1) our principal executive officer;

(2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2014 and 2013; and

(3) up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2014, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Rochon(1)	2014	$—	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President and Chairman of our Board of Directors	2013	$—	$—	$—	$—	$—	$—	$—	$—
Tamala L. Longaberger	2014	$548,970	$—	$—	$—	$—	$—	$—	$548,970
Chief Executive Officer of The Longaberger Company and Director	2013	$670,685	$—	$—	$—	$—	$—	$—	$670,685
Kelly L. Kittrell(2)(3)	2014	$200,000	$—	$—	$—	$—	$—	$—	$200,000
Chief Financial Officer, Treasurer and Director	2013	$95,542	$—	$—	$—	$—	$—	$—	$95,542
Russell Mack(3)(4)	2014	$150,138	$—	$—	$—	$—	$—	$50,000	$200,138
Executive Vice President and Director	2013	$97,919						$40,000	$137,919

(1)	Mr. Rochon was appointed as our Chief Executive Officer and President immediately after the consummation of the Initial Share Exchange on September 25, 2012. Mr. Rochon currently is not receiving, and has not received, compensation for service as our Chief Executive Officer.

(2)	Mr. Kittrell was appointed as our Chief Financial Officer on November 20, 2012. Mr. Kittrell began receiving compensation for his services as Chief Financial Officer in 2013.

(3)	Kelly L. Kittrell resigned as Chief Financial Officer, Treasurer and Director on 3/16/2015.

(4)	Mr. Mack was appointed as our Executive Vice President on November 20, 2012. Mr. Mack began receiving compensation for his services as Executive Vice President in 2013.

Options Grants During the Last Fiscal Year/Stock Option Plans

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs, have been made to any executive officer or director during the fiscal years ended December 31, 2014 and 2013 or, as of the date of this Annual Report, during the current fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No stock options were exercised by any of our officers or directors during the fiscal year ended December 31, 2014 and 2013 or, as of the date of this Annual Report, during the current fiscal year.

Long-Term Incentive Plans and Awards

None of our executive officers are a participant in any long-term incentive plans.

DIRECTOR COMPENSATION

The following table provides information on compensation awarded or paid to the directors listed below for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total

Michael Bishop	—	—		$—
William Randall	$50,000	—		$38,743
Julie Rasmussen	$50,000		$155,769	$205,769
Kay Bailey Hutchison	$43,751	$100,000		$143,751
Roy Damary	$36,756	$50,000		$86,756
Bernard Ivaldi	$36,557	$50,000		$86,557
John W. Bickel	$14,589	$50,000		$64,589

(1)	Represents monthly fees paid for Board service during 2014.

(2)	Reflects an award of 5,316 shares with a fair value of $100,000 on the grant date granted to Sen. Hutchison for her Board service in 2014 and her agreement to chair the Nominating and Corporate Governance committee, Reflects awards of 2,632, 2,632 and 2,605 shares, respectively where each award was valued at $50,000 on the grant date to Mr. Damary, Mr. Ivaldi and Mr. Bickel upon their appointment as directors. All shares granted have restrictions placed upon them as disclosed in more detail in Forms 8-K filed on July 15, 2014 and September 18, 2014.

(3)	Consulting fees paid to Ms. Ramussen for her operating and international consulting to various CVSL subsidiaries.

Long-Term Incentive Plans and Awards

The 2013 Director Smart Bonus Unit Plan provides for the issuance of a cash bonus tied to stock price appreciation for non-employee directors. The Compensation Committee of the Board of Directors approves all awards that are granted under the plan. During 2013, we awarded a total of 25,000 equivalent stock appreciation rights (“SARs”) among all eligible directors that are remeasured each reporting period and are recognized ratably over the contractual term. During 2014, no additional SARs were awarded to eligible directors. We recognized $212,901 in compensation expense in 2014 related to this Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information as of March 16, 2015 regarding the beneficial ownership of our common stock. Beneficial ownership generally includes voting or investment power with respect to securities. The table reflects ownership by:

•	each person or entity who owns beneficially 5% or greater of the shares of our outstanding common stock;
•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

The percentages below are calculated based on 34,367,095 shares of our common stock being issued and outstanding as of March 16, 2015. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table below does not include the Second Tranche Stock, which may be issued at some time in the future, subject to the terms and conditions of the Amended Share Exchange Agreement. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon (1)	Chief Executive Officer/President and Chairman of the Board	14,302,869	41.6%
John Rochon, Jr. (2)	Vice Chairman and Director	5,687,500	16.5%
Julie Rasmussen	Chief Operating Officer and Director	2,000	*
Russell Mack (3)	Executive Vice President and Director	150,000	*
Michael Bishop	Director	—	*
Tamala Longaberger (4)	Director	—	*
William Randall	Director	3,250	*
Kay Bailey Hutchison (6)	Director	5,316	*
Bernard Ivaldi (7)	Director	2,632	*
Roy Damary (8)	Director	2,632	*
John W. Bickel (9)	Director	2,605	*
All directors and executive officers as a group(12)		20,308,804	59.1%
5% Shareholders
Rochon Capital Partners, Ltd. (10)		14,302,869	41.6%
John Rochon Management, Inc. (11)		14,302,869	41.6%
Richmont Street, LLC (12)		3,200,000	9.3%
Richmont Capital Partners V LP (12)		3,200,000	9.3%

*Less than 1%

(1)          Includes 37,500 shares of common stock issued directly to John Rochon Management, Inc. (“JRMI”) and 12,640,369 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital, and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Also includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock, pursuant to the Amended Share Exchange Agreement, which became effective on December 1, 2014. In the event the Second Tranche Stock is issued to Rochon Capital, Mr. Rochon’s beneficial ownership percentage would increase to 66.3%. See the section entitled “Certain Relationships and Related Party Transactions.”

(2)          Includes 1,250,000 shares held directly by John Rochon, Jr. and 1,237,500 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Includes 3,200,000 shares of common stock issued to RCP V, which has Richmont Street, LLC as its Managing General Partner, an entity controlled by John Rochon, Jr.

(3)        Does not include 1,625,000 shares of common stock that were issued to a trust of which Ms. Longaberger is the trustee upon conversion of a convertible subordinated unsecured note in the principal amount of $6,500,000 bearing interest at the rate of 4% per annum issued to that trust. The note converted into 1,625,000 shares of common stock at a conversion price of $4.00 per share. These shares are subject to a voting agreement entered into between the trust and Mr. Rochon that grants Mr. Rochon the right to vote the shares for a period of five years commencing March 18, 2013. The agreement also provides that the trust also agreed not to transfer, pledge, hypothecate, encumber or assign or otherwise dispose of the shares during the term of the agreement.

(4)        Includes 5,316 shares of common stock that were issued to Kay Bailey Hutchinson for director compensation.

(5)        Includes 2,632 shares of restricted common stock issued to Mr. Ivaldi for director compensation, for which restrictions lapse on July 8, 2015.

(6)        Includes 2,632 shares of restricted common stock issued to Mr. Damary for director compensation, for which restrictions lapse on July 5, 2015.

(7)        Includes 2,605 shares of restricted common stock issued to Mr. Bickel for director compensation, for which restrictions lapse on September 16, 2015.

(8)        Includes 12,640,369 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 37,500 shares issued directly to JRMI. Includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock pursuant to the Amended Share Exchange Agreement, which became effective on December 1, 2014. In the event the Second Tranche Stock is issued to Rochon Capital, Rochon Capital’s beneficial ownership percentage would increase to 66.3%. See the section entitled “Certain Relationships and Related Party Transactions.”

(9)      Includes 37,500 shares of common stock issued directly to JRMI and 12,640,369 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision-making of JRMI. Include an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock pursuant to the Amended Share Exchange Agreement, which became effective on December 1, 2014. In the event the Second Tranche Stock is issued to Rochon Capital, JRMI’s beneficial ownership percentage would increase to 66.3%. See the section entitled “Certain Relationships and Related Party Transactions.”

(10)      Includes 3,200,000 shares of common stock issued to RCP V upon conversion of the RCP V Note on November 26, 2014. Richmont Street is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transaction Policy

Other than compensation arrangements for named executive officers and directors, which are described in the section entitled “Executive Compensation” we describe below each transaction and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

•    the amounts involved exceeded or will exceed $120,000; and

•    any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On August 24, 2012, we entered into a Share Exchange Agreement with HCG and Rochon Capital. Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, we issued 21,904,302 shares of our restricted common stock to Rochon Capital. The shares of our common stock received by Rochon Capital totaled approximately 90% of our issued and outstanding stock at the time of issuance. Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to be issued an additional 25,240,676 shares of common stock upon its request, the timing of which is governed by an Amended Share Exchange Agreement which was entered into on October 10, 2014 and became effective on December 1, 2014, which limits Rochon Capital’s right or the right of a Permitted Transferree (as defined below) to be issued the 25,240,676 shares of the Company’s common stock it is currently entitled to receive under the Share Exchange Agreement, as amended (the “Second Tranche Parent Stock”) solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an “Acquiring Person,” thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding.  The term “Acquiring Person” shall not include (1) any person who acquires 15% or more of the Company’s shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

In addition, Rochon Capital has agreed to irrevocably waive its right to, and has agreed that it will not (i) sell, pledge, convey or otherwise transfer all or any part of the Second Tranche Parent Stock or the right to receive the Second Tranche Parent Stock to any person or entity other than to (x) John P. Rochon or his wife, or both, or John Rochon, Jr. (each a “Permitted Transferee”) or (y) the Company, as set forth below, and (ii) be entitled to receive any cash dividends or cash distributions of any kind with respect to the Second Tranche Parent Stock, except as specifically provided below. Rochon Capital further agreed that the Second Tranche Parent Stock shall be redeemed by the Company upon receipt of a cash payment by Rochon Capital from the Company of One Million Dollars ($1,000,000) if any of the following events occur: (i) the Company’s liquidation or dissolution; (ii) the Company’s merger with or into another entity where the holders of its common stock prior to the merger do not own a majority of its common stock immediately after the merger (while specifically excluding the Second Tranche Parent Stock from such calculation); (iii) the sale of all or substantially all of the Company’s assets; (iv) the death of John P. Rochon, in which case the redemption shall be limited to Second Tranche Parent Stock that has not been transferred by Rochon Capital; (v) a change of control of Rochon Capital such that a majority of the equity of Rochon Capital is not owned by John P. Rochon or immediate family members of John P. Rochon; and (vi) John P. Rochon having been found guilty or having pled guilty or nolo contendere to any act of embezzlement, fraud, larceny or theft on or from the Company. Rochon Capital has also agreed that the Second Tranche Parent Stock will be automatically redeemed by the Company for nominal consideration if any of the following events should occur: (i) the Company commences a voluntary case under Title 11 of the United States Code or the corresponding provisions of any successor laws; (ii) an involuntary case against the Company is commenced under Title 11 of the United States Code or the corresponding provisions of any successor laws and either (A) the case is not dismissed by midnight at the end of the 90th day after commencement or (B) the court before which the case is pending issues an order for relief or similar order approving the case; or (iii) a court of competent jurisdiction appoints, or the Company makes an assignment of all or substantially all of its assets to, a custodian (as that term is defined in Title 11 of the United States Code or the corresponding provisions of any successor laws) for the Company or all or substantially all of its assets.

Rochon Capital has agreed to irrevocably authorize and direct the Company’s transfer agent to place a permanent stop order on the Second Tranche Parent Stock and to add a corresponding restrictive legend on the certificate or certificates representing the Second Tranche Parent Stock.

We continue to utilize Richmont Holdings for acquisition opportunities and advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. We agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to $160,000 and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions, which costs have been expensed under selling, general and administrative expenses. During the years ended December 31, 2014 and December 31, 2013, we recorded $ 2.0 million and $1.9 million, respectively, in Reimbursement Fees incurred by Richmont Holdings on our behalf. Prior to Rochon Capital’s initial investment in us and during our initial acquisition phases, Richmont Holdings utilized its own funds to develop the acquisition strategy and the contacts of which we are now the beneficiary.   In recognition of our relationship with Richmont Holdings and the substantial investment it made during our formation, we may advance funds to Richmont Holdings from time to time as it pursues acquisitions on our behalf.  As of December 31, 2014, approximately $1.0 million in expenses have been reclassified to a related party receivable which is included as an offset to our related party payables shown on our balance sheet.  We expect that Richmont Holdings will offset this receivable over time by generating management fees and other transaction fees for its services during 2015 and future years and by other expenses incurred by Richmont Holdings which our Board agrees to reimburse.

On June 27, 2014, Tamala L. Longaberger loaned TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10% per annum and matures on June 27, 2015. The company’s failure to attain certain milestones, including specified operational cost-savings, are considered a default under the note as is a default under other loan, security or similar agreements of TLC if the default materially affects any of TLC’s property, or ability to repay the note or perform its obligations under the note or any related document. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 1, 2014, Tamala L. Longaberger loaned Agel $158,000 and in connection therewith Agel issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10% per annum and matures on July 1, 2015 and is guaranteed by CVSL. The company’s failure to comply with the obligations under the Note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of Agel if the default materially affects any of Agel’s property or Agel’s ability to repay the note or perform its obligations under this note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On July 11, 2014, Tamala L. Longaberger loaned Agel $800,000 and in connection therewith Agel issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10% per annum and matures July 11, 2015 and is guaranteed by CVSL. The company’s failure to comply with the obligations under the note, insolvency or bankruptcy proceedings or a default under any other loan, security or similar agreements of Agel if the default materially affects any of Agel’s property or Agel’s ability to repay the note or perform its obligation under the note, is a default under the note. The note may be prepaid in whole or in part at any time without premium or penalty. The note also provides for a cure period for any nonpayment default that is curable so long as a notice of breach of the same provision has not been given within the preceding 12 months. Upon default, the note holder may accelerate the time of payment of the note.

On June 12, 2014, the RCP V Note was amended to extend the mandatory conversion date to within ten days of June 12, 2015 or such earlier date as may be mutually agreed by us and RCP V. On October 10, 2014, RCP V and we mutually agreed to provide for the automatic conversion of the RCP V Note into 3,200,000 shares of our common stock upon the closing of this offering. On November 26, 2014, we issued 3,200,000 shares of our common stock to RCP V, upon conversion of the RCP V Note. Michael Bishop, one of our directors, is a limited partner of RCP V.

On May 23, 2014, we entered into an Equity Contribution Agreement with Rochon Capital pursuant to which Rochon Capital contributed to us for no cash consideration 52,606 shares of our common stock to offset shares we issued. The cancelled shares are not being held as treasury shares.

Mr. Bishop is the controlling shareholder of ActiTech, L.P., which provides production services to certain CVSL subsidiaries. We paid $286,142 to ActiTech, L.P. in 2014. Ms. Rasmussen was paid $155,769 in 2014 for consulting services to CVSL and certain of its subsidiaries regarding operations and international expansion.

At December 31, 2014, HCG had a related party shareholder payable of $25,241 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. Two of the employees of HCG are siblings of Mr. Rochon, our Chief Executive Officer, Chairman of our Board, and the controlling person of Rochon Capital, our principal shareholder. Each of Paula Mackarey and John P. Rochon is a guarantor to HCG’s line of credit with Pennstar Bank.

Director Independence

We have determined that Michael Bishop, William Randall, Kay Bailey Hutchison, Bernard Ivaldi, Roy Damary and John W. Bickel are “independent” directors under the definition set forth in the listing standards of the NYSE MKT.

Item 14. Principal Accountant Fees and Services

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee of our Board has appointed PMB Helin Donovan (“PMBHD”) as the independent registered public accounting firm for the fiscal year ended December 31, 2014. Fees billed by PMBHD to us for services during the fiscal years ended December 31, 2014 and 2013 were:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	428,196	$319,145
Audit-related fees	—	900
Tax fees	51,480	2,335
All other fees	122,782	89,980
	572,458	$412,360

“Audit Fees” are fees billed by PMBHD for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Forms 10-Q, or for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” are fees billed by PMBHD for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements.

“Tax Fees” are fees primarily for tax compliance in connection with filing US and state income tax returns.

“All Other Fees” consisted of fees billed for due diligence reports for various acquisition candidates and periodic reviews of our Registration Statements filed on Form S-1 and Form S-3.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Description
1.1	At-the-Market Issuance Sales Agreement between CVSL Inc. and MLV & Co. LLC, dated December 3, 2014 (incorporated by reference to Exhibit 1.2 of our Registration Statement on Form S-3(File No. 333-200712) filed with the Commission on December 3, 2014)

1.2	Underwriting Agreement between CVSL Inc. and Aegis Capital Corp., dated February 26, 2015 (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

2.1	Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 30, 2012)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form SB-2 (File Number 333-145738) filed with the Commission on August 28, 2007)

3.2	Bylaws of Cardio Vascular Medical Device (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 (File Number 333-145738) filed with the Commission on August 28, 2007)

3.3	Articles of Incorporation (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 28, 2011)

3.4	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 28, 2011)

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on May 30, 2013)

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 of our Current Report on Form 10-Q (File No. 000-52818) filed with the Commission on August 14, 2013)

3.7	Amendment to Bylaws of Computer Vision Systems Laboratories, Corp., effective as of September 28, 2012 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

3.8	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 16, 2014)

4.1	Registration Rights Agreement, dated September 25, 2012, by and between Computer Vision Systems Laboratories, Corp. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

4.2	Convertible Subordinated Unsecured Promissory Note, dated December 12, 2012, in the original principal amount of $20,000,000, from Computer Vision Systems Laboratories, Corp., (as Maker), to Richmont Capital Partners V LP, (as Payee) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on December 18, 2012)

4.3	Lockup Agreement between International Equities Group and Computer Vision Systems Laboratories dated February 15, 2013 (incorporated by reference to 99.10 to Schedule 13D/A (File No. 005-85515) filed with the Commission on February 19, 2013)

4.4	Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6,500,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

4.5	Promissory Note, dated March 14, 2013, in the original principal amount of $4,000,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

4.6	Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely, dated April 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed April 12, 2013)

4.7	First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 21, 2013)

4.8	Irrevocable Proxy between Computer Vision Systems Laboratories and Rochon Capital Partners Ltd. (incorporated by reference to Exhibit 99.12 to Schedule 13-D/A (File No. 005-85515) filed with the Commission on June 27, 2013)

4.9	Director Smart Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed with the Commission on July 24, 2013)

4.10	Form of Warrant issued in May 2014 (incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014)

4.11	Form of Warrant issued in July 2014 (incorporated by reference to Exhibit 4.11 of our Registration Statement on Form S-1 (File No. 333-196155) filed with the Commission on July 15, 2014)

4.12	Second Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 12, 2014, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 16, 2014)

4.13	Promissory note dated July 11, 2014 between Agel Enterprises, Inc. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

4.14	Amendment to Share Exchange Agreement, dated as of October 10, 2014 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 14, 2014)

4.15	Third Amendment to Share Exchange Agreement, dated as of December 1, 2014 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on December 3, 2014)

4.16	Form of Warrant Issued to Investors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

4.17	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

9.1	Voting Agreement by and among Tamala L. Longaberger Revocable Trust, Rochon Capital Partners Ltd, Computer Vision Systems Laboratories Corp. dated March 18, 2013 (incorporated by reference to Exhibit 99.11 to Schedule 13D/A (File No. 005-85515) filed with the Commission on June 27, 2013)

10.1	Indemnification Agreement entered into between Computer Vision Systems Laboratories, Corp. and John P. Rochon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

10.2	Convertible Subordinated Unsecured Note Purchase Agreement, dated December 12, 2012, by and between Computer Vision Systems Laboratories, Corp., and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on December 18, 2012)

10.3	Purchase Agreement, dated March 15, 2013, by and among Computer Vision Systems Laboratories, Corp., The Longaberger Company, TMRCL Holding Company, TMRCL Holding LLC, and The Longaberger Company Canada (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

10.4	Subscription Agreement, dated March 14, 2013, by and between the Company and The Longaberger Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

10.5	Guarantee Agreement, dated March 14, 2013, made by Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

10.6	Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 22, 2013)

10.7	Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K (File No. 000-52818) filed with the Commission on March 29, 2013)

10.8	Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on April 12, 2013)

10.9	Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 21, 2013)

10.10	Asset Purchase Agreement, dated September 25, 2013, between Agel Enterprises, Inc. and Agel Enterprises, LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2013)

10.11	Purchase Money Note issued by Agel Enterprises, Inc. in the principal amount of $1,700,000 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2013)

10.12	Equity Contribution Agreement, dated as of November 11, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.)

10.13	Satisfaction of Obligation dated December 3, 2013 between CVSL, Rochon Capital Partners Ltd. and International Equities Group, Inc. (incorporated by reference to Exhibit 14 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.)

10.14	Equity Contribution Agreement, dated as of May 1, 2014, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 99.13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on May 7, 2014 by Rochon Capital Partners, Ltd.)

10.15	Credit and Security Agreement dated October 23, 2012 among Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.16	First Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.17	Second Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.18	Third Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.19	Fourth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.20	Fifth Amendment Agreement to Credit and Security Agreement by and between Keybank National Association and The Longaberger Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form 8-K (File No. 333-196155) filed with the Commission on May 22, 2014)

10.21	Restricted Stock Agreement between CVSL Inc. and Roy Damary dated July 9, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

10.22	Restricted Stock Agreement between CVSL Inc. and Bernard Ivaldi dated July 9, 2014 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

10.23	Agreement for Purchase and Sale dated as of July 31, 2014 between The Longaberger Company and CFI NNN Raiders, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).

10.24	Master Lease Agreement made as of July 31, 2014 by and between CFI NNN Raisers, LLC and CVSL Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).

10.22	Restricted Stock Agreement between CVSL Inc. and John W. Bickel dated September 16, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on September 18, 2014)

10.23

Share Purchase Agreement, dated February 6, 2015, between Trillium Pond AG and Findel plc. 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.24

Service Level Agreement to be executed at closing between Kleeneze and Express Gifts, Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.25	Transition Services Agreement to be executed at closing between Kleeneze and Findel plc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

21		List of Subsidiaries**

23.1	*	Consent of PMB Helin Donovan, LLP

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
32.1	Certification pursuant to 18 U.S.C. Section 1350.**
32.2	Certification pursuant to 18 U.S.C. Section 1350.**
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Management contract

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CVSL Inc.
By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
Date: March 16, 2015

By:	/s/ John Rochon, Jr.

John Rochon, Jr.
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: March 16, 2015

Signature	Title	Date

/s/ JOHN P. ROCHON	Chief Executive Officer, President and Chairman of the Board	March 16, 2015
(Principal Executive Officer)
John P. Rochon

/s/ John Rochon Jr	Vice Chairman, Chief Financial Officer, Treasurer	March 16, 2015
(Principal Financial Officer and
John Rochon Jr	Principal Accounting Officer) and Director

/s/ Russell Mack	Vice President and Director	March 16, 2015

Russell Mack

Signature	Title	Date

/s/ Michael Bishop	Director	March 16, 2015

Michael Bishop

/s/ Tamala Longaberger	Director	March 16, 2015

Tamala Longaberger

/s/ William Randall	Director	March 16, 2015

William Randall

/s/ Julie Rasmussen	Director	March 16, 2015

Julie Rasmussen

/s/ Kay Bailey Hutchison	Director	March 16, 2015

Kay Bailey Hutchison

/s/ Bernard Ivaldi	Director	March 16, 2015

Bernard Ivaldi

/s/ Roy Damary	Director	March 16, 2015

Roy Damary

/s/ John W. Bickel	Director	March 16, 2015

John W. Bickel

