Form 10-K/A
period 2014-12-31
CVSL INC.
filed 2015-03-17
CIK 1403085

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

EXPLANATORY NOTE

CVSL Inc. (the “Company”) is filing this Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) earlier today on March 16, 2015 (the “Original 10-K”). This Amendment is being filed for the purpose of correcting a typographical error in the signature included by the filing agent in the Chief Financial Officer certifications in Exhibits 31.2 and 32.2 in the Original 10-K. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K.

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

Available Information

Our Annual Report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are made available free of charge through the Investor Relations section of our Internet website, http://www.cvsl.us.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K/A or other documents we file with, or furnish to, the SEC.

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

Item 3. Legal Proceedings

As first disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI’s acquisition of the assets of Agel Enterprises LLC (“Agel”), Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements (“forward-looking statements”) that involve risks and uncertainties. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. We undertake no obligation to comment on analyses, expectations or statements made by third-parties in respect of us or our operations and operating results.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this period covered by this Annual Report on Form 10-K/A, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal controls over financial reporting described below.

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

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. However, management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K/A. During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weaknesses with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

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

“Audit Fees” are fees billed by PMBHD for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K/A and review of financial statements included in our Quarterly Reports on Forms 10-Q, or for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

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

