Form 10-K/A
period 2014-12-31
CVSL INC.
filed 2015-03-23
CIK 1403085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

CVSL Inc. (the “Company”) is filing this Amendment No. 2 to amend its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015, as amended by Amendment No. 1 thereto (the “Original 10-K”). This Amendment is being filed for the purpose of correcting a summation error on the Consolidated Statements of Comprehensive Loss and tying out our tax provision to footnote (11) Income Taxes in the Original 10-K as required by the SEC and to provide updated XBRL files from our earlier presentation.

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

/s/ PMB Helin Donovan LLP

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

CVSL Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(23,665)	$(10,050)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	829	(637)
Foreign currency translation adjustment	259	(130)
Other comprehensive income (loss)	1,088	(767)
Comprehensive loss	(22,577)	(10,817)
Comprehensive loss attributable to non-controlling interests	4,592	1,518
Comprehensive loss attributable to common stockholders	$(17,985)	$(9,299)

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

(11) Income Taxes

The income tax expense from continuing operations for the years ended December 31, 2014 and December 31, 2013 differs from the U.S statutory rate of 34% primarily due to changes in the Company's valuation allowance and foreign tax expense incurred in addition to US tax in certain jurisdictions. The Company's income tax expense for 2014 and 2013 of $0.8 million and $0.3 million respectively reflect the valuation allowance established in prior years and by the current year tax expense related to operations in certain foreign tax jurisdictions. The Company has fully reserved its net deferred tax assets in both years due to the uncertainty of future taxable income. Additionally, certain indefinite lived intangibles result in a deferred tax liability which, because the reversal cannot be determined, are excluded from the net asset covered by the Company’s valuation allowance.

	(in thousands)
	2014	2013
Current:
U.S.	$—	$—
State	—	—
Foreign	684	251
Deferred:
U.S.	145	22
State	—	—
Foreign	—	—

Total	$829	$273

A Reconciliation of the expected U.S. tax expense/(benefit) to income taxes related to continuing operations is as follows:

(in thousands)
2014
Expected tax expense at U.S. statutory rate	$(6,267)
Permanent Adjustments	37
Foreign Income Tax	631
Increase in Valuation Allowance	6,948
Other	(428)
Rate Difference—U.S. to Foreign	(92)

Total	$829

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report to be signed on its behalf by the undersigned.

CVSL Inc.
By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
Date: March 23, 2015

By:	/s/ John Rochon, Jr.

John Rochon, Jr.
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: March 23, 2015

