Form 10-Q
period 2015-03-31
CVSL INC.
filed 2015-05-11
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2015, 34,367,095 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I. Financial Information

Item 1. Financial Statements

CVSL Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2015	(Audited) December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,633	2,606
Marketable securities	9,682	991
Accounts receivable, net	3,488	450
Inventory, net	20,331	14,759
Other current assets	3,420	2,481

Total current assets	42,554	21,288
Restricted cash	3,000	-
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	8,775	8,191
Leased property, net	15,098	15,361
Goodwill	5,367	4,095
Intangibles, net	3,510	3,558
Other assets	543	400

Total assets	$83,261	$57,307

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,924	$8,436
Related party payables, net	531	127
Lines of credit	112	105
Accrued commissions	3,907	3,319
Deferred revenue	3,582	2,982
Current portion of long-term debt	905	974
Other current liabilities	12,889	8,709

Total current liabilities	35,850	24,652
Long-term debt	7,081	4,316
Lease liability	15,800	15,774
Other long-term liabilities	1,905	3,582
Total liabilities	60,636	48,324
Commitments & contingencies	-	-
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	-	-
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	55,452	37,097
Accumulated other comprehensive (loss) income	637	321
Accumulated deficit	(37,024)	(32,159)

Total stockholders' equity attributable to common stockholders	19,069	5,262
Stockholders' equity attributable to non-controlling interest	3,556	3,721

Total stockholders' equity	22,625	8,983

Total liabilities and stockholders' equity	$83,261	$57,307

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$19,219	$26,671
Program costs and discounts	(2,161)	(4,976)

Net revenue	17,058	21,695
Costs of sales	5,411	8,016

Gross profit	11,647	13,679
Commissions and incentives	5,866	6,973
Gain on sale of assets	(43)	(266)
Selling, general and administrative	9,428	9,441
Depreciation and Amortization	629	269

Operating loss	(4,233)	(2,737)
Loss on marketable securities	7	494
Interest expense, net	597	266

Loss from continuing operations before income tax provision	(4,837)	(3,497)
Income tax provision	195	279

Net loss	(5,032)	(3,776)
Net loss attributable to non-controlling interest	166	640

Net loss attributable to common stockholders	$(4,866)	$(3,136)

Basic and diluted loss per share:
Weighted average common shares outstanding	29,668,069	24,385,616
Loss per common share attributable to common stockholders	$(0.16)	$(0.13)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,032)	$(3,776)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	17	469
Foreign currency translation adjustment gain (loss)	310	(10)

Other comprehensive gain	327	460

Comprehensive loss	$(4,705)	$(3,317)
Comprehensive loss attributable to non-controlling interests	166	640

Comprehensive loss attributable to common stockholders	(4,539)	(2,676)

See notes to unaudited consolidated financial statements.

CVSL Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(5,032)	$(3,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	562
(Gain) Loss on marketable securities	7	494
Interest expense	—	200
Share-based compensation	—	87
Provision for doubtful accounts	(7)	63
Provision for obsolete inventory	—	41
Gain on sales of assets	(43)	(266)
Stock Issued for Purchase of Subsidiaries	—	484
Deferred income tax	—	45
Changes in certain assets and liabilities:	—
Accounts receivable	(21)	(269)
Inventory	858	1,266
Other current assets	210	182
Accounts payable	1,864	(1,312)
Related party payables, net	404	(132)
Accrued commissions	588	—
Deferred revenue	600	1,205
Other liabilities	(1,670)	86
Net cash used in operating activities	(1,613)	(1,040)
Investing activities:
Capital expenditures	(347)	(335)
Proceeds from the sale of property, plant and equipment	113	1,334
Purchase of investments available for sale	(18,876)	—
Sale of marketable securities	8,901	3,418
Acquisitions, net of cash purchased	(3,567)	-
Net cash (used in) provided by investing activities	(13,776)	4,417
Financing activities:
Borrowings on long-term debt and revolving credit facility	2,984	(1,430)
Payments on debt	(247)	(614)
Stock issuances	18,369	—
Cash held as collateral	(3,000)	—
Net cash (used in) provided by financing activities	18,106	(2,044)

Effect of exchange rate changes on cash	310	(10)

Increase in cash	3,027	1,323
Cash and cash equivalents at beginning of period	2,606	3,877

Cash and cash equivalents at end of period	$5,633	$5,200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	65
Income taxes	—	122

See notes to unaudited consolidated financial statements.

CVSL Inc.

Notes to the Unaudited Consolidated Financial Statements

(1) General

Interim Financial Information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a consistent basis with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or that of a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed by CVSL Inc. ("the Company," and together with the Company's consolidated subsidiaries, "we", "us" and "our"), for the year ended December 31, 2014, filed with the SEC on March 23, 2015 ("Form 10-K/A").

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2014.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $128,985 and $170,295 at March 31, 2015 and December 31, 2014, respectively.

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

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At March 31, 2015 and 2014, our allowance for sales returns totaled $85,523 and $257,189, respectively.

Recent Accounting Pronouncements

In January 2015 the FASB issued Accounting Standards Update 2015-01 (ASU 2015-01) Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard eliminates the concept of extraordinary items from Generally Accepted Accounting Principles (“GAAP”). We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In February 2015 the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard changes the criteria a reporting enterprise uses to evaluate if certain legal entities, such as limited partnerships and similar entities, should be consolidated. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03) Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We do not expect ASU 2015-03 to materially affect our financial position until we issue new debt.

(2) Acquisitions, Dispositions and Other Transactions

Kleeneze

On March 24, 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Pursuant to the terms of a Share Purchase Agreement with Findel plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remainder was funded by a net cash contribution by the Company of approximately $785,000 after deducting $1.3 million in cash that remained on the books of Kleeneze at closing.

Opening balance sheet for Kleeneze acquisition on March 24, 2015

The following summary represents the fair value of Kleeneze as of the acquisition date and is subject to change following management’s final evaluation of the fair value assumptions.

Kleeneze (in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,964
Accounts receivable	2,986
Inventory	6,283
931
Total current assets	12,164
Property, plant and equipment	619
Goodwill	1,347
Total assets	$14,130

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable—trade	$3,635
Other current liabilities	5,395
Total current liabilities	9,030
Other long-term liabilities	-
Total liabilities	9,030
Stockholders’ equity	5,100
Total liabilities and stockholders’ equity	$14,130

Pro forma Consolidated Statement of Operations for the quarter ended March 31, 2015.

The following summary presents the pro forma results of operations for the current year up to the date of March 31, 2015 as though the companies had combined at the beginning of the reported period.

			Pro Forma		Pro Forma
	CVSL	Kleeneze	Adjustments	Note	CVSL
Revenue	18,850	13,181	-		32,031
Program costs and discounts	(2,161)	-	-		(2,161)
Net revenue	16,689	13,181	-		29,870
Costs of sales	5,215	5,250	-		10,465
Gross profit	11,474	7,931	-		19,405
Commissions and incentives	5,714	5,063	-		10,777
Gain on sale of assets	(43)	-	-		(43)
Selling, general and administrative	9,141	3,430	-		12,571
Amortization and depreciation	618	-	-		618
Operating loss	(3,956)	(562)	-		(4,518)
Loss on marketable securities	7	-	-		7
Interest expense, net	597	(106)	-		491
Loss from continuing operations before income tax provision	(4,560)	(456)	-		(5,016)
Income tax provision	191	4	-		195
Loss before extraordinary item	(4,751)	(460)	-		(5,211)
Extraordinary item, net of tax	-	33,638	(33,638)	A	-
Net loss	(4,751)	(34,098)	33,638		(5,211)
Net loss attributable to non-controlling interest	(166)	-	-		(166)
Net loss attributable to common stockholders	(4,585)	(34,098)	33,638		(5,045)

Basic and diluted loss per share:
Weighted average common shares outstanding	29,668,069	29,668,069	29,668,069		29,668,069
Gain (loss) per common share attributable to common stockholders	(0.15)	(1.15)	1.13		(0.17)

Notes to Pro Forma Unaudited Condensed Consolidated Financial Statement

A        Losses were incurred as a result of the write down of intercompany receivables that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, we have excluded these items from the pro forma income statement shown below.

Uppercase Living

On March 14, 2014, Uppercase Acquisition Inc. (“UAI”), a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct seller of an extensive line of customizable vinyl expressions for display on walls. UAI assumed certain liabilities and agreed to issue 254,490 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. The Company also agreed to deliver 323,897 shares of its common stock at a fair value of $123,081 to an escrow account for up to 24 months that will be issued to the seller upon remediation of certain close conditions. Since the Company did not deliver the shares of our Common Stock until April 2014, we recorded a payable as of the acquisition date totaling $219,787. The Company also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016 which is recorded in other long-term liabilities in the opening balance sheet. Goodwill arising from the transaction totaled $469,065.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Under the Share Exchange Agreement, Rochon Capital purchased and has the right to an additional 25,240,676 shares of common stock (the “Additional Shares”). The second closing of the transactions and the issuance of the Additional Shares contemplated by the Share Exchange Agreement (the “Second Tranche Closing”) was to occur on the date that was the later of: (i) the 20th calendar day following the date on which we first mailed an Information Statement to our shareholders; (ii) the date the Financial Industry Regulatory Authority (“FINRA”) approved the Amendment; or (iii) the first business day following the satisfaction or waiver of all other conditions and obligations of the parties to consummate the transactions contemplated by the Share Exchange Agreement, or on such other date and at such other time as the parties may mutually determine.

On October 10, 2014, the Company entered into a second amendment to that certain Share Exchange Agreement, as amended, with Rochon Capital (as further amended, the "Amended Share Exchange Agreement"), which became effective on December 1, 2014, which limits Rochon Capital's right or the right of a Permitted Transferee (as defined below) to be issued the 25,240,676 shares of our common stock which it is currently entitled to receive under the Share Exchange Agreement, as amended (the "Second Tranche Parent Stock") based solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

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

Public Offering

On March 4, 2015 the Company closed an underwritten public offering of 6,667,000 shares of common stock and warrants to purchase up to an aggregate of 6,667,000 shares of common stock at a combined offering price of $3.00. The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire fire years from the date of issuance. CVSL granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments and the underwriters. On March 4, 2015, the underwriters exercised a portion of the over-allotment option with respect to 113,200 warrants. No options were exercised as it relates to shares of common stock. As of the date of filing, May 11, 2015, the over-allotment option has expired and no additional shares of common stock or warrants were exercised. In addition, warrants for an additional 166,675 shares with the same terms mentioned previously were issued to CVSL’s underwriters per the terms of the Underwriting Agreement.

(3) Marketable Securities

Our marketable securities as of March 31, 2015 include fixed income and equity investments classified as available for sale. At March 31, 2015, the fair value of the equity securities totaled $-0- and the fair value of the fixed income securities totaled $9.7 million. At December 31, 2014, the fair value of the equity securities totaled $-0- and the fair value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the three months ended March 31, 2015 and 2014 totaled $17.3 million and $3.4 million, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $18,049 and $468,937 for the quarters ended March 31, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $6,566 and $493,796 for the quarters ended March 31, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31, 2015	December 31, 2014
Raw material and supplies	$3,159	$3,052
Work in process	484	931
Finished goods	20,610	14,852
	24,254	18,835
Inventory Reserve	3,923	4,076

	$20,331	$14,759

Our reserve for inventory obsolescence at March 31, 2015 and December 31, 2014 was $3.9 million and $4.1 million, respectively.

(5) Property, plant and equipment

Property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2014
Land and improvements	$609	$699
Buildings and improvements	6,446	6,351
Equipment	3,873	2,816
Construction in progress	0	10

	10,928	9,877
Less accumulated depreciation	2,153	1,686

	$8,775	$8,191

Depreciation expense was $629,183 for the three months ended March 31, 2015, which relates solely to property plant, and equipment depreciation. Depreciation expense was $561,541 for three months ended March 31, 2014, which includes $268,552 and $293,652 related to property, plant and equipment and cost of goods sold, respectively.

In addition to owned property, the Company also has $15.1 million in leased property due to the Sale Leaseback Agreement.

(6) Long-term debt and other financing arrangements

The Company's long-term borrowing consisted of the following:

Description	Interest rate	March 31, 2015	December 31, 2014
Senior Secured debt – HSBC Bank PLC	*1.10%	2,977	-
Promissory note—payable to former shareholder of TLC	2.63%	3,281	3,373
Promissory Note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,261	1,367
Other miscellaneous notes	4.00%	467	516

Total debt		7,986	5,256
Less current maturities		905	940

Long-term debt		$7,081	$4,316

Senior Secured debt – HSBC Bank PLC

* On March 24, 2015, the Company secured $3.0 million in senior secured debt from HSBC Bank PLC, with a term of two years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time.

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

Promissory Note – Other Miscellaneous

On December 4, 2014, we issued a $0.5 million Promissory Note in connection with a settlement agreement. The Promissory Note bears interest at 4% per annum, and is payable in equal monthly installments of outstanding principal and interest.

Capital Lease

On July 31, 2014, TLC entered into the Sale Leaseback Agreement with CFI. The lease was deemed to qualify as a capital lease and the transaction is being accounted for as a sales leaseback arrangement. The gain arising from the sale of the three buildings and related property was deferred and is being recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset will be recorded and depreciated over 15 years using the straight-line method.

The payment under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. Interest expense of $551,772 associated with the lease payments was recognized in the three months ended March 31, 2015. Depreciation expense of $263,333 was recorded in the three months ended March 31, 2015. The gain on sales of real estate was $42,047, which represents three months of the gain amortized over the life of the lease.

Outstanding Warrants

On March 4, 2015 the Company raised proceeds of $20 million though the sale of 6,667,000 shares of its common stock and warrants to purchase up to an aggregate of 6,667,000 shares of its common stock at a combined offering price of $3.00 in an underwritten public offering (“Offering”). The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. The Company granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments, if any. On March 4, 2015, the underwriters exercised a portion of their over-allotment option with respect to 113,200 warrants. In addition, 166,675 warrants were issued to the underwriters. The over-allotment option has expired as of the date of this filing.

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20,000,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to CVSL would be $25,001,250. However, there can be no assurance that any warrants will be exercised.

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

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, is comprised of the following:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive income (loss) before reclassifications	310	17	327
Amount reclassified from AOCI	—	(11)	(11)

Net other comprehensive income (loss) at March 31, 2015	$438	$199	$637

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$(11)
Income tax (expense) benefit	—

Net of income taxes	$(11)

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party, and line of credit payable are considered to be representative of their respective fair values. Our available for sale securities (Level 1) was $9,682,198 and (Level 2) $0 at March 31, 2015. Our available for sale securities (Level 1) was $129,000 and (Level 2) $862,000 at December 31, 2014. We do not have other assets or intangible assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

(9) Contingencies

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At March 31, 2015, the accrued liability was approximately $0.7 million compared to $1.0 million at December 31, 2014. There can be no assurance that the Company’s estimates are accurate, and any differences could be material.

(10) Income Taxes

As of December 31, 2014, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Using the same methodology, and updating the earnings history based on first quarter 2015 actual earnings, the Company is unable to reduce its valuation allowance. Therefore, no net deferred tax asset is reflected as of March 31, 2015. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. Deferred tax expense for the quarter ended March 31, 2015 was $33,500. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense of $161,183 has been recorded in the first quarter of 2015 based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-based compensation plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Stock Appreciation Rights, (“SARs”) vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the quarter ended March 31, 2015 and 2014 of $50,250 and $86,512, respectively, is included in selling, general and administrative expenses on the Company’s consolidated income statements. As of March 31, 2015, total unrecognized compensation cost related to unvested share-based compensation was $1.2 million, which is expected to be recognized over a three-year period

(12) Loss per share attributable to CVSL

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants were excluded from the fully diluted loss per share because inclusion of the warrants in the loss per share computation would be anti-dilutive.

(13) Segment Information

CVSL operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the three months ended March 31, 2015 and March 31, 2014, respectively approximately $9.3 million or 49.3% and $10.8 million or 40.4% of our revenues were generated in international markets. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the three months ended March 31, 2015 and March 31, 2014, approximately $2.7 million or 14.1% and $1.0 million or 3.7% of our revenues, respectively, were derived from the sales of gourmet food products, $6.8 million or 35.3% and $10.2 million or 38.3% of our revenues, respectively, were derived from the sale of nutritional and wellness products, $9.3 million or 48.6% and $15.0 million or 56.3% of our revenues, respectively, were derived from the sale of home décor products, $0.2 million or 1.2% and $0.3 million or 1.1% or our revenues, respectively, were derived from the sale of our publishing and printing services and products and for the three months ended March 31, 2015 and March 31, 2014 $0.2 million or 1.0% and $0.2 million or 0.7% of our revenues, respectively, were derived from the sale of our other products. Substantially all of our long-lived assets are located in the US. Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

Revenues by product groups for the three months ended March 31, 2015 and March 31, 2014 are shown in the table below (dollars in thousands):

	March 31, 2015	March 31, 2014
Gourmet Food Products	$2,717	$963
Home Décor	$9,340	$15,021
Nutritionals and Wellness	$6,777	$10,202
Publishing & Printing	$231	$294
Other	$154	$190

(14) Related party transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the quarters ended March 31, 2015 and 2014, we recorded $504,000 and $480,000, respectively in Expense Reimbursement Fees that were included in selling, general and administrative expense in the consolidated statements of operations.

On February 26, 2015 we received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. This amount is included in related-party payables within current liabilities.

(15) Subsequent Events

On April 28, 2015, CVSL Inc. received notice from Tamala Longaberger that she was resigning from her position as Chief Executive Officer of The Longaberger Company, effective thirty days from the date of the notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We operate a multi-brand direct selling/micro-enterprise company that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business. We are engaged in a long-term strategy to develop a large, global, diverse, company that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprise with the infrastructure and operational excellence of a large scale public company.

We seek to acquire companies primarily in the direct selling (micro-enterprise) business and companies potentially engaging in a business related to micro-enterprise and to build within this sector an interconnected “network of networks,” in which social connections aided by the power of social media will be combined with relationship-based commerce (that is commerce conducted between friends, neighbors, relatives and colleagues). Our goal is to form a virtual, online economy with the sellers and customers, from the businesses we acquire, which will offer its members a myriad of benefits and advantages. Our acquisitions form the platform for this growing online economy.

We have grown at a rapid pace as a result of our acquisitions through March 31, 2015. With each acquisition we have expanded our product base and our base of independent sales representatives and potential customers. In this respect, we believe we have something valuable that social media companies wish they had. Social media companies help people stay connected, but have been unable to fully translate these connections directly into commerce. In contrast, our companies’ virtual communities of sellers and customers are already conducting commerce, much of it using our online business tools, such as personalized web sites. This convergence of personal relationships, social media and relationship-based commerce is what gives us our unique blend of attributes for growth. As we scale up through additional acquisitions and organic growth, we expect these attributes will be magnified.

We expect that our revenue will increase as we continue to acquire companies, including our recently closed acquisition of Kleeneze, and we expect to continue to integrate them with our existing companies. We believe that our visibility in the direct selling industry continues to increase, as news circulates through the industry and increasing numbers of people in the industry became more familiar with our strategy and progress. We also believe that this visibility has made us more attractive to potential acquisition targets. At the same time, however, the costs of growth through acquisition, such as legal costs and other due diligence-related costs, the costs associated with our recent up-listing to the NYSE MKT, systems implementation and other transitional operating costs have been significant and have affected our profitability. In addition, conditions affecting each individual company have posed challenges to our company as a whole. We anticipate that our operating losses and net losses will decrease over time as we are able to implement certain operating and administrative efficiencies for the acquired companies as a whole.

However, our results are impacted by economic, political, demographic and business trends and conditions in the United States as well as globally. A rise or fall in economic conditions, including such factors as inflation, economic confidence, recession and disposable income can affect the direct selling industry, as the independent sales representatives who comprise the sales forces of our various companies make decisions based, at times, on those economic factors. A weak economy historically has been favorable to micro-enterprise/direct selling companies, because in times of economic distress, increasing numbers of individuals look for ways to supplement or replace their income and becoming an independent sales representative can provide supplemental income. Similarly, when jobs are lost, many are forced to seek independent means of earning a living or supplementing family income. However, economic distress can reduce customers' disposable income, making it more difficult to convince a customer to buy a non-essential product or service from a direct seller and therefore negatively impacting our revenue.

Acquisitions

Our disciplined acquisition strategy is derived from the industry knowledge and operating expertise of our management team, which we believe allows us to identify, evaluate and integrate premium micro-enterprise companies that can benefit from our company’s resources, while contributing to our overall growth strategy. We have grown at a rapid pace as a result of our recent acquisitions and intend to continue to aggressively pursue additional acquisitions in the micro-enterprise space. As of the date of this filing, our micro-enterprise portfolio is comprised of the following eight businesses:

Business	Date of Acquisition	Number of Countries with Sales Presence	Product Categories

The Longaberger Company	March 18, 2013	2	Home Décor
Your Inspiration at Home	August 22, 2013	3	Gourmet Foods and Spices
Project Home	October 1, 2013	1	Home Improvement, Home Security
Agel	October 22, 2013	40	Nutritional Supplements, Skin Care
My Secret Kitchen	December 20, 2013	1	Gourmet Foods and Spices
Paperly	December 31, 2013	1	Stationery
Uppercase Living	March 13, 2014	2	Home Décor
Kleeneze	March 24, 2015	2	Home Décor and Cleaning

Through a series of eight acquisitions of direct selling companies offering a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. We completed the acquisition of the assets or stock of the following seven companies in 2013 and 2014: The Longaberger Company (“TLC”), (a direct seller of premium hand-crafted baskets and a line of products for the home) Your Inspiration at Home, Ltd., an Australian company (“YIAH”) (a direct seller of hand-crafted spices from around the world), Tomboy Tools, Inc., a Colorado company (:Project Home”) (a direct seller of a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC (“Agel”) (a direct seller of nutritional supplements and skin care products), My Secret Kitchen Limited (“MSK”), (a direct seller of a unique line of gourmet food products), Paperly, LLC (“Paperly”), (a direct seller of custom stationery and paper products), and Uppercase Living, LLC (“Uppercase”) (a direct seller of customizable vinyl expressions for display on walls).

During the first quarter of 2015, we completed the acquisition of our eighth direct selling company, Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. With this acquisition, we have gained a large presence in an already strong United Kingdom market. Kleeneze is one of the United Kingdom’s longest-operating, largest and best-known direct-to-consumer businesses. Founded in 1923, Kleeneze has grown into a community of more than 7,000 independent distributorships, offering a wide variety of several thousand cleaning, health, beauty, home, outdoor and other products to customers across the U.K. and Ireland. Last, since Kleeneze currently operates in the United Kingdom and Ireland, opportunities to leverage our platform to enter into other markets exists. With the addition of Kleeneze our portfolio expands to eight companies. Each company we acquire maintains its own unique product line, independent sales representatives and culture. Our objective with each acquisition is to maintain these unique elements, while reducing the cost of operations and goods for each acquired company through economies of scale, operating efficiencies.

Overview of Companies

Happenings Communications Group

On September 25, 2012, we acquired 100% of HCG as part of the Share Exchange Agreement. HCG publishes a monthly magazine, Happenings Magazine that highlights events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct selling businesses. Services HCG provides may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG is available to serve as an"in-house" resource for providing marketing and creative services to the direct selling companies that we have acquired and hope to acquire in the future.

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

Along with its well-respected brand, its hand-crafted products and its loyal sales force, one of the many aspects of TLC's operation that was attractive to us was its abundance of assets. We have also worked with TLC to reduce its excess inventory. Another challenge we have faced with TLC is bringing its costs and selling, general and administrative expenses under control. We believe the sale of excess inventory will help us to generate cash, which will help us to reduce our liabilities and fund our operations.

Another characteristic of TLC which we found attractive was the variety of fixed assets and real estate that were being underutilized in TLC's operations. We intend to make use of these assets at our other companies (including those we own now and those we will acquire in the future). For example, YIAH has begun operations in North America, operating out of TLC's Ohio distribution center and Project Home has shifted inventory and distribution to TLC's Ohio facilities, as well. While we intend to find new uses for certain under-utilized assets, other assets owned by TLC are non-core assets which can be sold to further reduce our liabilities and generate positive cash.

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

Kleeneze

In March 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Pursuant to the terms of a Share Purchase Agreement (the “SPA”) with Findel plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which debt has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of 1.1% at the time of the purchase). The remainder was funded by a net cash contribution by the Company of approximately $785,000 after deducting $1.3 million that remained on the books of Kleeneze at closing.

Our Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Revenue	$19,219	$26,671
Program costs and discounts	(2,161)	(4,976)

Net revenue	17,058	21,695
Costs of sales	5,411	8,016

Gross profit	11,647	13,679
Commissions and incentives	5,866	6,973
Gain on sale of assets	(43)	(266)
Selling, general and administrative	9,428	9,441
Depreciation and amortization	629	269

Operating loss	(4,233)	(2,737)

Revenue

Total revenue for the quarter ended March 31, 2015, decreased $7.4 million, or approximately 28%, primarily due to the short-term impact of turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, taking steps to close the company’s discount outlet stores and reducing overall program discounts. We expected these changes to have a short-term negative effect on revenue but believe that it is in the long-term best interest of TLC to focus on its core direct selling party-plan business. In addition to the changes at TLC, we acquired our eighth direct selling company, Kleeneze, at the end of this reporting period and only had the benefit of a few days of its revenue for the full quarter. Therefore, we believe that our pro forma revenue is a better indication of our current revenue run-rate. We also believe that some of our subsidiaries, primarily those that relay in part on product sourced from international markets that arrive into the U.S. through West Coast ports could have been affected by delays in product shipments as a result of the labor strikes in the first quarter of 2015. This may have had a negative impact on our ability to meet customer demand in the quarter and, in turn, affected revenue.

For the three months ended March 31, 2015 and March 31, 2014, respectively, approximately $9.3 million or 49.3% and $10.8 million or 40.4% of our revenues were generated in international markets. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the three months ended March 31, 2015 and March 31, 2014, approximately $2.7 million or 14.1% and $1.0 million or 3.7% of our revenues, respectively, were derived from the sales of gourmet food products, $6.8 million or 35.3% and $10.2 million or 38.3% of our revenues, respectively, were derived from the sale of nutritional and wellness products, $9.3 million or 48.6% and $15.0 million or 56.3% of our revenues, respectively, were derived from the sale of home décor products, $0.2 million or 1.2% and $0.3 million or 1.1% or our revenues, respectively, were derived from the sale of our publishing and printing services and products and for the three months ended March 31, 2015 and March 31, 2014 $0.2 million or 0.8% and $0.2 million or 0.7% of our revenues, respectively, were derived from the sale of our other products.

Operating Losses

Operating losses increased by $1.5 million in the period ended March 31, 2015 compared to the same period in 2014. These results are in line with our expectations at this stage in the execution of our strategy. We are focusing on the turnaround aspect of our business now. In the last two years we have purchased eight direct-to-consumer companies, up-listed to the NYSE MKT and executed a $20.0 million equity raise. We are now poised for the next stage of our growth having built our current platform. We believe our strategy will continue to have benefits from scale and will continue to aggressively pursue accretive acquisition targets to improve our operating results.

Operating Expenses

Commissions and Incentives

Total commissions and incentives decreased $1.1 million, but increased as a percentage of revenue to 26.1% from 30.5% for the period ended March 31, 2015 and 2014, respectively. However, as a result of less discounting, primarily at TLC, commissions and incentives as a percentage of net revenue, after subtracting discounts and program costs, was 34.4% compared to 32.1% for the period ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses incurred during the three months ended March 31, 2015, remained relatively flat as compared with the selling, general and administrative expenses for the three months ended March 31, 2014.

Gain/Loss on Marketable Securities

Our marketable securities as of March 31, 2015 include fixed income and equity investments classified as available for sale. At March 31, 2015, the fair value of the equity securities totaled $-0- and the fair value of the fixed income securities totaled $9.7 million. At December 31, 2014, the fair value of the equity securities totaled $-0- and the fair value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the three months ended March 31, 2015 and 2014 totaled $17.3 million and $3.4 million, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $18,049 and $468,937 for the quarters ended March 31, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $6,566 and $493,796 for the quarters ended March 31, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

Non-controlling Interest

Non-controlling interest had losses of approximately $166,000 and $640,000 for the three months ended March 31, 2015 and 2014, respectively, primarily due to the short-term impact of turnaround actions taken at TLC.

Additional Performance Indicators - EBITDA

We believe that having a reliable measure of our company's financial health is invaluable both to us and to potential business partners and we believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA can be useful performance indicators over time.

We have also included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key metric used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain one-time and non-cash expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted EBITDA is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance of financial position, as Adjusted EBITDA is not defined by GAAP. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability.

The following table presents a reconciliation of Net Loss to EBITDA and Adjusted EBITDA for each of the periods presented:

Net Loss to Adjusted EBITDA Reconciliation (in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net Loss	$(4,865)	$(3,776)
Interest, net	597	266
Income tax expense	195	279
Depreciation and amortization	618	562
EBITDA	(3,455)	(2,669)
One-Time Capital Market Expense	374	-
One-Time M&A Expense	115	32
Adjusted EBITDA	(2,966)	(2,637)

One-Time Capital Market Expense

One-time Capital Market Expense includes non-recurring expenses related to initial NYSE MKT listing fees, road show and other expenses related to out recent offering, and fees associated with our S-3 filing that were expensed in the current quarter.

One-Time M&A Expense

Specific expenses related to certain legal and due diligence costs for potential acquisition targets.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities for the quarter ended March 31, 2015 was $1.6 million, as compared to net cash used in operating activities of $1.0 million for the quarter ended March 31, 2014. Our principal uses of cash have included legal and professional fees associated with the acquisitions, legal, due diligence and other fees related to other potential acquisitions, the cost of buying inventory, labor and benefits costs and commissions and incentives.

Net cash used in investing activities for the quarter ended March 31, 2015 was $13.8 million, as compared to a net cash provided by investing activities of $4.4 million for the quarter ended March 31, 2014. The Company used $18.9 million to buy marketable securities and had proceeds of $8.9 million from the sale of marketable securities. $0.3 million was used to upgrade the IT infrastructure.

Net cash provided by financing activities was $18.1 million for the quarter ended March 31, 2015 compared to net cash used of $2.0 million for the quarter ended March 31, 2014. Through the issuance of common stock and warrants, we raised net proceeds of $18.4 million. The cash inflows were offset by $3 million held in collateral.

Outstanding Warrants

On March 4, 2015 we raised proceeds of approximately $20.0 million through the sale of 6,667,000 shares of our common stock and warrants to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 in an underwritten public offering. The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. We granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments, if any. On March 4, 2015, the underwriters exercised a portion of their over-allotment option with respect to 113,200 warrants. In addition, 166,675 warrants were issued to the underwriters. The over-allotment option has expired as of the date of this filing.

The gross proceeds to us, including the underwriters' partial exercise of their over-allotment option, were approximately $20.0 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming we maintain the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to CVSL would be $25 million. However, there can be no assurance that any warrants will be exercised.

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

Contractual Obligations

See Footnote (6) “Long-term debt and other financing arrangements” of our accompanying unaudited consolidated financial statements for a full description of the Company’s contractual obligations.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which was filed with the SEC on March 23, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,799 at March 31, 2015. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

Revenue from customers outside of the United States represented approximately 49.3% and 40.4% of our total net revenues for the three months ended March 31, 2015 and 2014, respectively. We expect that revenue from foreign customers will continue to represent a large percentage of our revenue.

Interest rate risk

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates.

We entered into a Credit Facility with HSBC Bank as of March 24, 2015 for the approximated amount of $3.0 million.  The Credit Facility bears a variable interest rate based on the Bank of England base rate plus 0.5%, and on March 31, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.91%. The Credit Facility matures on August 15, 2019, unless earlier repurchased. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $8.8 million.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated an communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

As stated in our Form 10K/A for the year ended December 31, 2014, management identified the following material weaknesses: we determined that we needed to employ a greater number of staff in our finance and accounting department to perform the increased tasks being handled at the headquarters and maintain an optimal segregation of duties and provide optimal levels of oversight. In addition, the accounting system at one of our largest subsidiaries was outdated which impacted our responsiveness.

Management’s Remediation Initiatives

We have taken the following actions to address the ineffectiveness of our disclosure controls and procedures.

•	A Disclosure Committee was formed and a Committee Charter was adopted with Disclosure Controls and Procedures that were implemented this quarter.

•	Representatives from all business areas are represented on the committee and the SEC reporting manager presides over the meetings and minutes are kept to evidence the Committee’s effectiveness.

We have taken the following actions to address the ineffectiveness of our internal controls over financial reporting:

•	We continue to take strides to identify, attract and retain quality staff members to provide improved segregation of duties and to assist in the identification and implementation of mitigating controls when optimal segregation is not be feasible for our newly formed entity.

•	We have centralized accounting at our headquarters for five of our companies.

•	We developed and executed a new IT project management methodology which includes documented change management and ultimate user acceptance testing.

•	We have migrated our largest subsidiary (prior to Kleeneze) to our new enterprise resource planning system which includes sophisticated accounting systems and we are aggressively migrating our other companies.

•	We have aggressively streamlined our financial close process and the related financial reporting process in order to provide management with more timely accurate information and to comply with the filing deadlines for accelerated filers.

There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

There have been no significant changes to our legal proceedings from those included in Part I Item 3. Legal Proceedings in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which was filed with the SEC on March 23, 2015.

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

We had an accumulated deficit of ($37.0 million) as of March 31, 2015 and ($32.2 million) as of December 31, 2014 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

Because we have recently acquired a large number of businesses, it is difficult to predict if we will continue to generate our current level of revenue.

Prior to March 2013, our primary business was publishing a monthly magazine, Happenings Magazine, and prior to September 2012, we were engaged in the development and commercialization of medical devices. Between March of 2013 and the end of the first quarter of 2015, we completed eight business acquisitions, changing our business focus away from that of the publishing business and medical devices business towards the direct selling business. It is too early to predict whether consumers will accept, and continue to use, on a regular basis, the products generated by the companies we acquired in these recent acquisitions or the direct selling companies we hope to acquire in the future. We have had a very limited operating history as a combined entity and the impact of our recent acquisitions is difficult to assess. Therefore, our ability to sustain our current revenue is uncertain and there can be no assurance that we will continue to be able to generate significant revenue or be profitable.

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

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on February 14, 2023 and October 22, 2018 that have principal balances of $3.28 million and $1.26 million, respectively as of March 31, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. The debt owed to HSBC had a balance of $2.98 million as of March 31, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. In addition, we are obligated to repay the aggregate principal amount of $1.0 million owed under three notes together with accrued interest in July 2015 and miscellaneous debt of $0.5 million due in 2016. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of March 31, 2015 and December 31, 2014, we had approximately $9.7 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither March 31, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the three months ended March 31, 2015, we realized a loss on marketable securities of approximately $7,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

We may be unsuccessful in integrating the business operations of our recently acquired subsidiary Kleeneze with ours, which, if it were to occur, would negatively impact our growth strategy.

There can be no assurance that we will be able to successfully complete the integration of Kleeneze’s business operations following our recent acquisition acquisition, the failure of which could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. The integration of the Kleeneze transaction may include the following challenges:

•	assimilating Kleeneze’s business operations, products and personnel with our existing operations, products and personnel;

•	estimating the capital, personnel and equipment required for Kleeneze’s business based on the historical experience of management;

•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	successfully developing and marketing Kleeneze’s products and services;

•	entering a market in which we have limited prior experience; and

•	coordinating our efforts throughout various distant localities and time zones, such as the United Kingdom where Kleeneze is based.

Our growth strategy, as well as the business of Kleeneze, will be subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

Our business is difficult to evaluate because we have recently expanded, and intend to continue to expand, our product offerings and customer base.

Although our business has grown rapidly, we are still in the early stages of the implementation of our primary growth strategy, which is to increase our acquisitions of, and our number of strategic transactions with, other direct selling companies, such as the recent Kleeneze acquisition and potentially companies engaged in other direct selling related businesses. As such, it may be difficult for investors to analyze our results of operations, to identify historical trends or even to make quarter-to-quarter comparisons because we have operated many of these newly-acquired businesses for a relatively limited time and intend to continue to expand our product offerings. Our growth strategy, as well as each business we acquire, is subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

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

Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. The larger the business we acquire, the larger we believe our integration challenge will be. Integration challenges may include the following:

•	assimilating the acquired business’ operations products and personnel with our existing operations, products and personnel;

•	estimating the capital, personnel and equipment required for the acquired businesses based on the historical experience of management with the businesses they are familiar with;

•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	successfully developing and marketing the new products and services;

•	entering markets in which we have limited or no prior experience; and

•	coordinating our efforts throughout various distant localities and time zones, such as Italy, the United Kingdom and Australia, currently.

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

In completing prior acquisitions and any future acquisitions, including our recently acquired subsidiary Kleeneze, we have and will rely upon the representations and warranties and indemnities made by the sellers with respect to each such acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay the debt obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

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

Assuming the issuance of the Second Tranche Stock occurs, the number of outstanding shares of our common stock would increase to in excess of 60,000,000, with approximately 190,000,000 shares of our common stock available for issuance and John P. Rochon, together with John Rochon, Jr., would beneficially own approximately 75.9% of our outstanding shares of common stock. In the event the Second Tranche Stock becomes issuable, 25,240,676 additional shares of common stock will be issued. The perception that such further dilution could occur may cause the market price of our common stock to decline.

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

Our principal business is conducted worldwide in one channel, the direct selling channel. Products and services of direct selling companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices, labor strikes and consumer confidence, all of which are beyond our control. Our subsidiaries may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We could face continued economic challenges in the current fiscal year if customers continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit or sharply falling home prices, among other things.

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

We depend on outside suppliers for raw materials and finished goods. We also may use outside manufacturers to make all or part of our products. Our profit margins and timely product delivery may be dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. We do not believe we are materially dependent on any single supplier for raw materials or finished goods, with the exception of Innovative FlexPak, LLC, which produces a substantial portion of Agel’s finished goods. We believe that there are other suppliers who could produce these products for Agel, if necessary; however, transitioning to other suppliers could result in delays or additional expense. In order to mitigate this risk, Agel has developed relationships with two additional suppliers and has begun diversifying the source of its finished goods. In the event we were to lose any significant suppliers and experience delays in identifying or transitioning to alternative suppliers, we could experience product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials or finished goods in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. Our ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of our outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

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

During the quarter ended March 31, 2015, 49.3% of our revenues were derived from markets outside of the United States. In 2014, 41.8% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

We have taken the following actions to address the ineffectiveness of our disclosure controls and procedures.

•	A Disclosure Committee was formed and a Committee Charter was adopted with Disclosure Controls and Procedures that were implemented this quarter.

•	Representatives from all business areas are represented on the committee and the SEC reporting manager presides over the meetings and minutes are kept to evidence the Committee’s effectiveness.

We have taken the following actions to address the ineffectiveness of our internal controls over financial reporting:

•	We continue to take strides to identify, attract and retain quality staff members to provide improved segregation of duties and to assist in the identification and implementation of mitigating controls when optimal segregation is not be feasible for our newly formed entity.

•	We have centralized accounting at our headquarters for five of our companies.

•	We developed and executed a new IT project management methodology which includes documented change management and ultimate user acceptance testing.

•	We have migrated our largest subsidiary (prior to Kleeneze) to our new enterprise resource planning system which includes sophisticated accounting systems and we are aggressively migrating our other companies.

•	We have aggressively streamlined our financial close process and the related financial reporting process in order to provide management with more timely accurate information and to comply with the filing deadlines for accelerated filers.

There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Several of our directors and officers have other business interests.

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

Item 2.    Unregistered Sales of Unregistered Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

4.1	Form of Warrant Issued to Investors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

4.2	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)
10.1

Share Purchase Agreement, dated February 6, 2015, between Trillium Pond AG and Findel plc. 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.2

Service Level Agreement to be executed at closing between Kleeneze and Express Gifts, Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.3	Transition Services Agreement to be executed at closing between Kleeneze and Findel plc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K/A (File No. 001-36755) filed with the Commission on March 17, 2015)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CVSL Inc.

By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
Date: May 11, 2015

By:	/s/ John Rochon, Jr.

John Rochon , Jr .
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: May 11, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant Issued to Investors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

4.2	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)
10.1

Share Purchase Agreement, dated February 6, 2015, between Trillium Pond AG and Findel plc. 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.2

Service Level Agreement to be executed at closing between Kleeneze and Express Gifts, Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.3	Transition Services Agreement to be executed at closing between Kleeneze and Findel plc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K/A (File No. 001-36755) filed with the Commission on March 17, 2015)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Filed herewith

