Form 10-Q
period 2015-06-30
CVSL INC.
filed 2015-08-13
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 13, 2015, 34,367,095 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I.    Financial Information
Item 1.    Financial Statements

CVSL Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,436	$2,606
Marketable securities, at fair value	5,967	991
Accounts receivable, net	3,966	450
Inventory, net	20,289	14,759
Other current assets	3,373	2,482
Total current assets	40,031	21,288
Restricted cash	3,027	—
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	8,429	8,191
Leased property, net	14,834	15,361
Goodwill	5,246	4,095
Intangibles, net	3,458	3,558
Other assets	353	400
Total assets	$79,792	$57,307

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,515	$8,436
Related party payables, net	635	127
Lines of credit	99	105
Accrued commissions	4,056	3,319
Accrued liabilities	8,316	4,612
Deferred revenue	2,490	2,982
Current portion of long-term debt	949	974
Accrued taxes payable	3,842	2,693
Other current liabilities	3,027	1,404
Total current liabilities	35,929	24,652
Long-term debt, net of current portion	7,015	4,316
Lease liability, net of current portion	15,765	15,774
Other long-term liabilities	2,353	3,582
Total liabilities	61,062	48,324

Commitments & contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	55,468	37,097
Accumulated other comprehensive income	174	321
Accumulated deficit	(38,730)	(32,159)
Total stockholders' equity attributable to CVSL Inc.	16,916	5,262
Stockholders' equity attributable to non-controlling interest	1,814	3,721
Total stockholders' equity	18,730	8,983
Total liabilities and stockholders' equity	$79,792	$57,307

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$35,742	$24,586	$54,961	$51,257
Program costs and discounts	(2,998)	(5,220)	(5,160)	(10,196)
Net revenue	32,744	19,366	49,801	41,061
Costs of sales	10,955	5,863	16,365	13,879
Gross profit	21,789	13,503	33,436	27,182
Commissions and incentives	12,612	6,005	18,480	12,978
Gain on sale of assets	(40)	(141)	(83)	(407)
Selling, general and administrative	10,829	11,301	20,269	20,389
Depreciation and amortization	678	445	1,308	1,066
Impairment of goodwill	192	—	192	—
Operating loss	(2,482)	(4,107)	(6,730)	(6,844)
Loss on marketable securities	—	58	7	552
Interest expense, net	745	213	1,341	479
Loss from operations before income tax provision	(3,227)	(4,378)	(8,078)	(7,875)
Income tax provision	192	213	386	492
Net loss	(3,419)	(4,591)	(8,464)	(8,367)
Net loss attributable to non-controlling interest	1,726	1,046	1,892	1,686
Net loss attributable to CVSL Inc.	$(1,693)	$(3,545)	$(6,572)	$(6,681)
Basic and diluted loss per share:
Weighted average common shares outstanding	34,367,095	24,400,893	32,017,582	24,403,486
Loss per common share attributable to common stockholders, basic and diluted	$(0.05)	$(0.15)	$(0.21)	$(0.27)

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,419)	$(4,591)	$(8,464)	$(8,367)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	—	184	7	653
Foreign currency translation adjustment gain (loss)	(463)	44	(153)	34
Other comprehensive gain (loss)	(463)	228	(146)	687
Comprehensive loss	$(3,882)	$(4,363)	$(8,610)	$(7,680)
Comprehensive loss attributable to non-controlling interests	1,726	1,046	1,892	1,686
Comprehensive loss attributable to CVSL Inc.	(2,156)	(3,317)	(6,718)	(5,994)

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(8,464)	$(8,367)
Adjustments to reconcile net loss to net cash used in operating activities net of effect of acquisitions
Depreciation and amortization	1,308	1,224
(Gain) Loss on marketable securities	7	552
Interest expense	—	400
Share-based compensation	(1,197)	398
Provision for doubtful accounts	220	140
Provision for obsolete inventory	—	41
Gain on sales of assets	(83)	(407)
Deferred income tax	73	89
Goodwill impairment	192	—
Changes in certain assets and liabilities:
Accounts receivable	(748)	(136)
Inventory	754	1,182
Other current assets	5	(161)
Accounts payable	522	(168)
Related party payables, net	507	(277)
Accrued commissions	737	666
Accrued liabilities	3,704	(100)
Deferred revenue	(491)	1,289
Taxes payable	1,077	811
Other liabilities	(3,798)	(2,187)
Net cash used in operating activities	(5,675)	(5,011)
Investing activities:
Capital expenditures	(407)	(645)
Proceeds from the sale of property, plant and equipment	187	1,831
Purchase of investments available for sale	(18,876)	—
Sale of marketable securities	13,900	6,238
Proceeds from note receivable	1	—
Acquisitions, net of cash purchased	(3,137)	2
Net cash (used in) provided by investing activities	(8,332)	7,426
Financing activities:
Borrowings on long-term debt and revolving credit facility	3,137	42
Payments on debt	(477)	(2,662)
Stock issuances	18,357	—
Cash held as collateral	(3,027)	—
Net cash (used in) provided by financing activities	17,990	(2,620)
Effect of exchange rate changes on cash	(153)	505
Increase in cash	3,830	300
Cash and cash equivalents at beginning of period	2,606	3,877
Cash and cash equivalents at end of period	$6,436	$4,177
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	130
Income taxes	—	517
See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) General

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements of CVSL Inc. reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a consistent basis with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or that of a full year. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed by CVSL Inc. ("CVSL" or "the Company," and together with the Company's consolidated subsidiaries, "we", "us" and "our"), for the year ended December 31, 2014, filed with the SEC on March 23, 2015 ("Form 10-K/A").

All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2014.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Actual results could differ significantly from those estimates.

Significant Adjustments

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.
The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. Collectively the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plans are referred herein as The Stock Appreciation Rights Program (“SARs Program”), vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our condensed consolidated balance sheets.

In accordance with ASC 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value remeasured at each reporting date until the date of settlement. Therefore, to reflect the change in the award's fair value, management adjusted the liability of the SARs Program from approximately $1.1 million at March 31, 2015 to $26,684 at June 30, 2015. However, Management identified that approximately $1.1 million of the adjustment should have been recorded in the three months ended March 31, 2015, but was ultimately recorded with the overall fair value adjustment in the three months ended June 30, 2015. Had the adjustment been recorded in the three months ended March 31, 2015 it would have been a reduction in both long term liabilities and net loss, due to an increase in selling, general and administrative expense on the condensed consolidated statement of operations, by approximately $1.1 million.

The table below breaks down the correct balance of the liability at each reporting period (in thousands):

	June 30, 2015	December 31, 2014
Share based liability	$25	$1,222

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Change in fair value of liability	$(37)	$(1,197)

In addition, as a result of our IT system conversion at The Longaberger Company ("TLC") we discovered certain accounting errors impacting the three months ended March 31, 2015. The most significant of these accounting errors was that certain cash payments were not appropriately applied to accounts payable resulting in an overstatement of cash and accounts payable of approximately $1.4 million. Deferred revenues and cash were understated by approximately $1.3 million. Additionally, a commissions application did not appropriately calculate the commission resulting in an understatement of both commissions payable and net loss by approximately $1.1 million.

Management has evaluated these errors for the three months ended March 31,2015 and has concluded these adjustments are immaterial to the March 31, 2015 financial statements, as well as to the results for the period ended June 30, 2015.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $220,000 and $170,000 at June 30, 2015 and December 31, 2014, respectively.

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

Translation of Foreign Currencies

The functional currency of our foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the quarterly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

Management has determined the functional currency of each primary operating subsidiary by evaluating indicators such as cash flows, sales prices, sales markets, expenses, financing, and intra-entity transactions and arrangements. We have listed below our primary operating subsidiaries for each of our companies and their functional and reporting currencies.

Subsidiary	Functional Currency	Reporting Currency
The Longaberger Company	USD	USD
Uppercase Acquisition, Inc.	USD	USD
CVSL TBT LLC	USD	USD
My Secret Kitchen, Ltd.	GBP	USD
Your Inspiration At Home Pty Ltd.	AUD	USD
Paperly, Inc.	USD	USD
Happenings Communications Group, Inc.	USD	USD
Agel Enterprises Inc.	USD	USD
Kleeneze Ltd.	GBP	USD

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At June 30, 2015 and 2014, our allowance for sales returns totaled $309,000 and $227,000, respectively.

Recent Accounting Pronouncements

In January 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-01 (ASU 2015-01), Income Statement - Extraordinary Items and Unusual Items. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-01 eliminates the concept of extraordinary items from GAAP. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In February 2015 the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard changes the criteria a reporting enterprise uses to evaluate if certain legal entities, such as limited partnerships and similar entities, should be consolidated. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We do not expect ASU 2015-03 to materially affect our financial position until we issue new debt.

In July 2015, the FASB issued Accounting Standards Update 2015-11 (ASU 2015-11) to simplify the subsequent measurement of inventory. The new standard requires that inventory be measured at the lower of cost or net realizable value. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period.

(2) Acquisitions, Dispositions and Other Transactions

Kleeneze

On March 24, 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Kleeneze offers a wide variety of cleaning, health, beauty, home, outdoor and other products to customers across the United Kingdom and Ireland.

Pursuant to the terms of a Share Purchase Agreement with Findel Plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash remained with the Company at closing.

The following summary represents the preliminary estimate of fair value of Kleeneze as of the acquisition date, March 24, 2015, and is subject to change following management’s final evaluation of the purchase price allocation and fair value assumptions.

(in thousands)
Consideration	$5,100
Amounts recognized for assets acquired and liabilities assumed:
Current assets	12,164
Other long-term assets	624
Current liabilities	9,030
Net assets acquired	$3,758

Goodwill and intangible assets	$1,342

Pro-forma Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's consolidated financial results for the three and six months ended June 30, 2015 and 2014 as if the acquisition had occurred as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operations
Revenues	$35,742	$40,092	$67,773	$83,238
Net loss	(3,419)	(4,049)	(8,643)	(7,366)
Net loss attributable to CVSL Inc.	(1,693)	(3,003)	(6,751)	(5,680)
Loss per common share attributable to CVSL Inc., basic and diluted	$(0.05)	$(0.12)	$(0.21)	$(0.23)

Notes to Pro-forma Unaudited Condensed Consolidated Financial Statement

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effective at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•
Losses were incurred as a result of the write down of intercompany receivables in the amount of $33.1 million that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, we have excluded these items from the pro-forma financials above;

•	The pro-forma results above exclude $113,000 in transaction costs.

The revenues and earnings of Kleeneze since the acquisition date that have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$13,116	$13,485

Net income (loss), net of intercompany items	$22	$(258)

Kleeneze net income (loss) in the table above is presented net of intercompany expenses of $404,000 for the three and six months ended June 30, 2015.

Uppercase Living

On March 14, 2014, Uppercase Acquisition Inc. (“UAI”), a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct-to-consumer company that sells an extensive line of customizable vinyl expressions for display on walls. UAI assumed certain liabilities and agreed to issue 254,490 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $96,706 on the acquisition date. The Company also agreed to deliver 323,897 shares of its common stock at a fair value of $123,081 to an escrow account for up to 24 months that will be issued to the seller upon remediation of certain close conditions. Since the Company did not deliver the shares of our Common Stock until April 2014, we recorded a payable at March 31, 2014 of $219,787. The payable was relieved in April 2014 once the stock was issued to the seller. The Company also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. There have been no payments related to this contingency, to date, and no liability is recorded on our balance sheet related to a contingent payment for UAI due to the Company's belief that it is not probable that UAI will achieve positive EBITDA during the period of the contingent payment. Goodwill arising from the transaction totaled $469,065.

Dispositions

On July 31, 2014, CVSL and our subsidiary TLC and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million. A gain on sale of approximately $2.5 million was recorded associated with the sale. Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Sale Leaseback Agreement.

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

The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. The exercise price of the warrant is subject to anti-dilutive adjustments (such as stock splits, stock dividends, recapitalizations or other similar events). There are no cash settlement alternatives associated with the warrant agreements that would require the Company to pay a holder of such warrant cash at exercise or at any other event. The fair value of the warrants is approximately $9.0 million as calculated using the Black Scholes model. In accordance with US GAAP, the Company has accounted for the warrants as equity instruments.

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

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Under a certain Share Exchange Agreement with Rochon Capital, which was amended during the fourth quarter of 2014 (the "Amended Share Exchange Agreement") Rochon Capital has rights to be issued the 25,240,676 shares of our common stock (the "Second Tranche Parent Stock") upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

(3) Marketable Securities

Our marketable securities as of June 30, 2015 include fixed income and equity investments classified as available for sale. At June 30, 2015, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $6.0 million. At December 31, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled approximately $1.0 million. The cost of marketable securities purchases, net of proceeds from sales, during the six months ended June 30, 2015 totaled $5.0 million. The proceeds from the sales of our marketable securities total $6.2 million for the six months ended June 30, 2014. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $0 and $184,000 for the three months ended June 30, 2015 and 2014, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $7,000 and $653,000 for the six months ended June 30, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $0 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $7,000 and $552,000 for the six months ended June 30, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

The Company elected fair value option to value the available for sale securities. These securities are Level 1 securities estimated based on quoted prices in active markets. In measuring the securities at an alternative adjusted cost basis, the adjusted cost equals the fair value reported as there were no unrealized gains or losses on the available for sale securities for the three months ended June 30, 2015 and the three months ended June 30, 2014.

As of June 30, 2015 our marketable securities investments had an effective maturity of 1.24 years and an average effective duration of 0.22 years. The majority of our marketable securities are invested in investment-grade corporate bonds.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw material and supplies	$3,083	$3,052
Work in process	479	931
Finished goods	21,078	14,852
	24,640	18,835
Inventory reserve	(4,351)	(4,076)

Inventory, net	$20,289	$14,759

(5) Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$499	$699
Buildings and improvements	6,423	6,351
Equipment	3,939	2,978
Construction in progress	—	10
	10,861	10,038
Less accumulated depreciation	(2,432)	(1,847)
Property, plant and equipment, net	$8,429	$8,191

Depreciation and amortization expense related solely to property plant, and equipment depreciation was approximately $678,000 and $1.3 million for the three and six months ended June 30, 2015, respectively. The depreciation and amortization expense was approximately $554,000 and $1.2 million for the three and six months ended June 30, 2014, which includes approximately $109,000 and $158,000 related to cost of goods sold, respectively. Following the execution of our Sale Leaseback Agreement in July 2014, we no longer record any depreciation expense in cost of good sold and the entire depreciation amount for the three and six months ended June 30, 2015, respectively, was recorded in selling, general and administrative expense.

In addition to owned property, the Company also has $14.8 million in leased property due to the Sale Leaseback Agreement, which is net of accumulated depreciation of approximately $1.0 million as of June 30, 2015.

(6) Long-term debt and other financing arrangements

The Company's long-term borrowing consisted of the following (in thousands, except for interest rates):

Description	Interest rate	June 30, 2015	December 31, 2014
Senior secured debt – HSBC Bank PLC	1.10%	$3,143	$—
Promissory note—Payable to Former Shareholder of TLC	2.63%	3,189	3,373
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,180	1,375
Other miscellaneous notes	4.00%	417	516
Capital lease obligation	14.00%	15,800	15,800
Total debt		23,729	21,064
Less current maturities		(949)	(974)
Long-term debt and other financing arrangements, net of current maturities		$22,780	$20,090

Senior Secured debt – HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt from HSBC Bank PLC, with a term of two years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pound sterling (GBP) and secured by approximately $3.0 million in cash shown as "restricted cash" on our unaudited combined consolidated balance sheets and there are no other covenants related to the debt. The cash collateral is held in a GBP denominated account.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, we issued a $4.0 million promissory note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million promissory note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018.

Promissory Note – Other Miscellaneous

On December 4, 2014, we issued a $0.5 million promissory note in connection with a settlement agreement. The promissory note bears interest at 4% per annum, and is payable in equal monthly installments of outstanding principal and interest.

Capital Lease

On July 31, 2014, TLC entered into the Sale Leaseback Agreement with CFI NNN Raiders. The lease was deemed to qualify as a capital lease and the transaction is being accounted for as a sale leaseback arrangement. The gain arising from the sale of the three buildings and related property was deferred and is being recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset will be recorded and depreciated over 15 years using the straight-line method.

The payment under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. The interest expense associated with the lease payments was $552,000 and $0 for the three months ended June 30, 2015 and 2014 respectively. Interest expense recognized for the six months ended June 30, 2015 and 2014 was $1,104,000 and $0 respectively. Amortization expense of $263,334 and $0 was recorded in the three months ended June 30, 2015 and 2014 respectively. $526,667 and $0 was recorded as amortization expense for the six months ended June 30, 2015 and 2014, respectively. The gain on sales of real estate amortized over the life of the lease was $42,000 and $84,000 for the three and six months ended June 30, 2015, respectively. On June 30, 2015 the current portion of the lease totaled $35,000.

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

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20,000,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to CVSL would be $25,001,250. However, there can be no assurance that any warrants will be exercised or that the Company will maintain conditions necessary for a cash exercise.

On May 6, 2014, the Company issued warrants to purchase up to 12,500 and 6,250 shares of its Common Stock in connection with exclusivity agreements. The warrants were exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. The fair value of the warrants on the date of issuance approximated $116,000. The warrants expired in May 2015 and were not exercised.

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants was subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. On July 30, 2015 we executed an extension on the consulting agreement through July of 2017 in exchange for cancellation of the original warrant for 50,000 shares and the issuance of a new warrant exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The new warrant is also exercisable for a ten day period commencing 720 days after issuance.

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCI"), net of taxes, is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$192	$320
Other comprehensive income (loss) before reclassifications	(153)	7	(146)
Amount reclassified from AOCI	—	—	—
Net other comprehensive income (loss) at June 30, 2015	$(25)	$199	$174

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party, and line of credit payable are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity of these financial instruments. Our available for sale securities (Level 1) was $6.0 million and (Level 2) $0 at June 30, 2015. Our available for sale securities (Level 1) was $129,000 and (Level 2) $862,000 at December 31, 2014.

CVSL does not disclose the fair value of its debt instruments in accordance with the practicability exceptions laid out in ASC 820-10-15-3. Level 1 and 2 inputs are not available for the company’s notes, and Level 3 inputs are not reliable in relation to determining the fair market value of the company’s debt.
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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At June 30, 2015, the accrued liability was approximately $0.7 million compared to $1.0 million at December 31, 2014. There can be no assurance that actual results will not materially differ from the Company’s estimates.

(10) Income Taxes

As of June 30, 2015, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax asset is reflected as of June 30, 2015. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. A deferred tax liability is recorded within other current liabilities in the amount of $538,446 within our condensed consolidated balance sheets.

The deferred tax expense for the three and six months ended June 30, 2015 was approximately $40,000 and $73,000 respectively. Deferred tax expense for the three and six months ended June 30, 2014 was approximately $44,700 and $89,000, respectively. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense for the three and six months ended June 30, 2015 was $152,000 and $313,000, respectively. Current tax expense for the three and six months ended June 30, 2014 was approximately $212,900 and $491,900, respectively. The current tax is based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-based compensation plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The SARs Program vests over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the three and six months ended June 30, 2015 was $(1.2) million and $(1.2) million, respectively, compared to $311,000 and $398,000 for the three and six months ended June 30, 2014, respectively. The share-based compensation expense is included in selling, general and administrative expenses on the Company’s consolidated income statements. As of June 30, 2015, total unrecognized compensation cost related to unvested share-based compensation was $25,000, which is expected to be recognized over a three-year period.

(12) Loss per share attributable to CVSL

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants of 6,996,875 were excluded from the fully diluted loss per share because inclusion of the warrants in the loss per share computation would be anti-dilutive.

(13) Segment Information

CVSL operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the six months ended June 30, 2015 and June 30, 2014, respectively approximately $34.9 million or 63.5% and $21.6 million or 42.1% of our revenues were generated in international markets. For the three months ended June 30, 2015 and June 30, 2014, respectively approximately $25.6 million or 71.6% and $10.8 million or 43.9% of our revenues were generated in international markets. We have grouped our products into the following five operating segments: gourmet foods, nutritional and wellness, home décor, publishing and printing, and other. Substantially all of our long-lived assets are located in the U.S. Of these 5 operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

We have identified three reportable segments as each segment engages in business activities, incurring expenses and producing revenues, the operating results of these segments are regularly reviewed by chief decision makers and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and intercompany, is 10% or more of the combined revenue of all of the operating segments. The Company's three reportable segments are: 1) Gourmet Food Products, 2) Home Décor and 3) Nutritionals and Wellness. In prior periods we had identified and presented one reportable segment, with revenue broken down into five categories within our segment discussion. However, with the addition of Kleeneze, the continued growth of Your Inspiration at Home and anticipated future growth, both organically and through acquisitions, we now view the Company as having five operating segments, three of which are reportable segments as discussed above. As revenues have concentrated within these three reportable segments, our chief operating decision makers ("CODM") now view these segments as appropriate for decision making purposes because they each represent a significant part of our business. The following is a brief description of our three reportable segments.

Gourmet Food Products - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The CVSL subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, home, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary CVSL subsidiaries involved in this line of business are Kleeneze, TLC and Uppercase Living.

Nutritionals and Wellness - Segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in many foreign markets and over 40 countries such as Italy, Russia, Spain, and Israel. The CVSL subsidiary primarily involved in this type of products is Agel.

We note that these three segments exceed 75% of The Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

Although they do not qualify as reportable segments, we have included our Publishing and Printing and Other operating segments within the tables below to provide easier reconciliation to our results found on the condensed consolidated statements of operations and further transparency. The Publishing and Printing Segment consists of HCG and Paperly. The Other Segment consists of Tomboy Tools ("TBT").

In the tables below we present revenues and gross profit by operating segment. Our CODM evaluates performance on a segment basis from the standpoint of gross profit because many of our operating expenses are part of our shared services group at the corporate level, providing services to all of our operating segments, which is consistent with our post-acquisition integration strategies. In addition, there are numerous intercompany allocations and expenses that are most appropriately viewed on a consolidated basis for the Company as a whole. We do not have intersegment revenues.

Segment information, which includes all operating segments, for the three and six months ended June 30, 2015 and June 30, 2014 are shown in the tables below (in thousands):

Three months ended
(in thousands)	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$4,990	$22,372	$7,981	$273	$126	$35,742
Gross profit	2,025	13,161	6,358	179	66	21,789
Operating expenses						24,271
Loss on marketable securities						—
Interest expense						745
Loss from operations before income tax provision						$(3,227)

2014
Revenue	$1,644	$12,437	$9,954	$319	$232	$24,586
Gross profit	889	3,730	8,530	206	148	13,503
Operating expenses						17,610
Loss on marketable securities						58
Interest expense						213
Loss from operations before income tax provision						$(4,378)

Six months ended
(in thousands)	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$7,708	$31,713	$14,757	$504	$280	$54,961
Gross profit	2,727	18,608	11,603	317	181	33,436
Operating expenses						40,166
Loss on marketable securities						7
Interest expense						1,341
Loss from operations before income tax provision						$(8,078)

2014
Revenue	$2,608	$27,458	$20,156	$613	$422	$51,257
Gross profit	1,367	8,587	16,595	393	239	27,182
Operating expenses						34,026
Loss on marketable securities						552
Interest expense						479
Loss from operations before income tax provision						$(7,875)

In accordance with ASC 280-10-50, we have disclosed below the total assets for which there has been a material change from the amount disclosed in the last annual report. The total assets related to the reportable segment, Home Décor, increased over $29 million from December 31, 2014 to June 30, 2015 primarily due to the acquisition of Kleeneze in March 2015, which at June 30, 2015, had approximately $21 million in total assets.

The below table shows the total assets for each reportable segment, which have been reconciled to the consolidated total assets (in thousands):

	June 30, 2015	December 31, 2014
Gourmet Food Products	$1,103	$1,142
Home Décor	57,215	28,184
Nutritionals and Wellness	10,663	11,693
All other segments	10,811	16,288
Consolidated total assets	$79,792	$57,307

(14) Related party transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended June 30, 2015 and 2014, we recorded $552,300 and $480,000, respectively in Reimbursement Fees that were included in selling, general and administrative expense in the consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we recorded $1.1 million and $960,000, respectively.

On February 26, 2015 we received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. This amount is included in related-party payables within current liabilities. The loan does not currently bear interest and has no set maturity date.

(15) Goodwill and Other Intangible Assets

Goodwill

CVSL management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting segment compared to its carrying value. The Company is aggregated into five operating segments presented herein (Note 13) based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our five operating segments consist of: 1) Gourmet Food Products, 2) Home Décor, 3) Nutritionals and Wellness, 4) Publishing and Printing and 5) Other.

We use a discounted cash flow model and a market approach to calculate the fair value of our operating segments. The models include a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions. Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

A significant decline in TBT revenue, the only subsidiary included in the Other Operating Segment, indicated that the carrying amount of this reporting unit may be impaired. The Company tested goodwill for impairment and determined that TBT's goodwill was impaired at June 30, 2015. Impairment charges totaled $192,000 for the three and six month June 30, 2015. Goodwill at June 30, 2015 was approximately $190,000, net of accumulated impairment, and accumulated impairment of goodwill for TBT since the acquisition in October 2013 is approximately $375,000.

Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. We determined that no impairment of indefinite-lived intangible assets should be made in the period.

The following table provides the components of and changes in the carrying amount of Goodwill (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions(a)	1,342	—	3	1,345
Impairment(b)	—	(192)	—	(192)
Other(c)	—	—	(2)	(2)
Balance June 30, 2015	$8,415	$(3,170)	$1	$5,246
(a) Related to our acquisition of Kleeneze (see note 2. Acquisitions, Dispositions and Other Transactions)
(b) Related to the impairment of Tomboy Tools
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets
The following table provides the components of Identifiable intangible assets (in thousands, except amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of June 30, 2015	Weighted Average Amortization period (in years)
Trade name and trademarks	$5,579	$(2,430)	$3,149	19
Other intellectual property	363	(54)	309	9
	$5,942	$(2,484)	$3,458	17

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted Average Amortization period (in years)
Trade name and trademarks	$5,579	$(2,348)	$3,231	19
Other intellectual property	363	(36)	327	9
	$5,942	$(2,384)	$3,558	17

Amortization
Amortization expense related to acquired intangible assets that contribute to our trade names, trademarks and other intellectual property is included in amortization of intangible assets. Amortization expense related to intangible assets is included in depreciation and amortization in the operating expenses. Total amortization expense for intangible assets was $51,000 for the second quarter of 2015 and $51,000 for the second quarter of 2014, and $103,000 for the first six months of 2015 and $103,000 for the first six months of 2014.

As of June 30, 2015, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

Amortization of Intangible Assets
2015 (remaining six months)	$103,000
2016	$206,000
2017	$206,000
2018	$206,000
2019	$206,000
Thereafter	$2,531,000

(16) Subsequent Events

On July 30, 2015, the Company entered into separate consulting agreements with two individuals pursuant to which each will provide certain business and financial advisory services to the Company. In connection with the consulting agreements, each consultant will be granted options exercisable for 500,000 shares of the Company’s common stock, par value $0.0001 per share under the Company’s 2015 Stock Incentive Plan (for an aggregate of 1,000,000 shares). The options have an exercise price $1.27 and are fully vested on the date of the grant and expire on July 30, 2020. The options and the shares of Common Stock issuable thereunder were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

On July 30, 2015, we executed an extension on the original consulting agreement we executed on July 2, 2014 with an individual who has extensive experience in the direct-to-consumer industry. The agreement now ends in July of 2017. The extension was in exchange for cancellation of the original warrant for 50,000 shares, issued on July 2, 2014, and the issuance of a new warrant exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The warrant is exercisable for a ten day period commencing 720 days after issuance. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 , as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors."

Business Overview

We operate a multi-brand platform in the direct-to-consumer sector that employs innovative operational, marketing, social networking and e-commerce strategies to drive a high-growth global business. We are engaged in a long-term strategy to develop a global, diverse company that combines the entrepreneurship, innovation and relationship-based commerce of micro-enterprise with the infrastructure and operational excellence of a highly scalable public company.

We follow a simple strategy: We have one “product,” which is opportunity for the independent sellers in our sales forces. They earn money for their families and have the freedom to decide for themselves how much time and effort to put into their business. Our platform of multiple brands supports that opportunity. We do not consider our strategy to be a “rollup.” Each of our companies keeps its own distinct brand identity, its own sales force, its own compensation plan and its own product line. Behind the scenes, in operational areas such as finance, accounting, technology and supply chain, we find synergies and achieve efficiencies by eliminating duplication of effort and cost.

We have grown at a rapid pace as a result of our acquisitions through June 30, 2015. With each acquisition we have expanded our product base and our base of independent sales representatives and potential customers. This convergence of personal relationships, social media and relationship-based commerce is what gives us our unique blend of attributes for growth. As we scale up through additional acquisitions and organic growth, we expect that these attributes will be amplified.

This sector has unique characteristics quite unlike the traditional retail sector, and it must be managed accordingly. Our team has a proven skill set in the direct-to-consumer sector. Our team has developed and honed its skills over decades of work within the direct-to-consumer category at multiple companies. We apply our knowledge and experience to the companies in our portfolio.

We remain continually open to pursue good acquisition opportunities that come along at any time. As interesting acquisition opportunities arise, we conduct a thorough evaluation of them. We intend to be opportunistic about acquisitions. We also will consider opportunities to extend our brands into additional markets wherever possible. That being said, our primary focus currently is to be as effective as possible in managing and improving our existing businesses.

We believe that our visibility in the direct-to-consumer industry continues to increase, as news circulates through the industry and increasing numbers of people in the industry became more familiar with our strategy and progress. We also believe that this growing visibility has made us more attractive to potential acquisition targets. At the same time the costs of growth through acquisition, such as legal costs and other due diligence-related costs, the costs associated with our up-listing to the NYSE MKT last December, systems implementation and other transitional operating costs have been significant and have affected our profitability. Conditions affecting each individual company have posed challenges to our company as a whole. However, we anticipate that our operating and net losses will continue to decrease over time as we implement certain operating and administrative efficiencies for the acquired companies as a whole. We are confident that our strategy is working and believe that second quarter results show good progress in executing our strategy.

Our results can be impacted by economic, political, demographic and business trends and conditions in the United States as well as globally. A rise or fall in economic conditions, including such factors as inflation, economic confidence, recession and disposable income can affect the direct selling industry, as the independent sales representatives who comprise the sales forces of our various companies make decisions based, at times, on those economic factors. A weak economy historically has been favorable to micro-enterprise/direct-to-consumer companies, because in times of economic distress, increasing numbers of individuals look for ways to supplement or replace their income and becoming an independent sales representative can provide this supplemental income. Similarly, when jobs are lost, many are forced to seek independent means of earning a living or supplementing family income. However, economic distress can reduce customers' disposable income, making it more difficult to convince a customer to buy a non-essential product or service from a direct-to-consumer company and therefore negatively impacting our revenue.

Current CVSL Portfolio

Our disciplined acquisition strategy is derived from the industry knowledge and operating expertise of our management team, which we believe allows us to identify, evaluate and integrate direct-to-consumer companies that can benefit from our company’s resources, while contributing to our overall growth strategy. We have grown at a rapid pace as a result of our recent acquisitions and intend to continue to opportunistically pursue additional acquisitions while improving the fundamental strength of our existing businesses. As of the date of this filing, our platform of direct-to-consumer brands is comprised of the following eight businesses:

Business	Date of Acquisition	Number of Countries with Sales Presence	Product Categories
The Longaberger Company	March 18, 2013	2	Home Décor
Your Inspiration at Home	August 22, 2013	3	Gourmet Foods and Spices
Project Home	October 1, 2013	1	Home Improvement and Home Security
Agel	October 22, 2013	40	Nutritional Supplements and Skin Care
My Secret Kitchen	December 20, 2013	1	Gourmet Foods and Spices
Paperly	December 31, 2013	1	Stationery
Uppercase Living	March 13, 2014	2	Home Décor
Kleeneze	March 24, 2015	2	Home Décor and Cleaning

Through a series of eight acquisitions of direct-to-consumer companies that offer a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. We completed the acquisition of the assets or stock of the following seven companies in 2013 and 2014: The Longaberger Company (“TLC”) (a direct-to-consumer brand selling premium hand-crafted baskets and a line of products for the home), Your Inspiration at Home, Ltd. (“YIAH”) (a direct-to-consumer brand selling hand-crafted spices from around the world), Tomboy Tools, Inc. ("Project Home”) (a direct-to-consumer brand selling a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC (“Agel”) (a direct-to-consumer brand selling nutritional supplements and skin care products), My Secret Kitchen Limited (“MSK”) (a direct-to-consumer brand selling a unique line of gourmet food products), Paperly, LLC (“Paperly”) (a direct-to-consumer brand selling custom stationery and paper products), and Uppercase Living, LLC (“Uppercase”) (a direct-to-consumer brand selling customizable vinyl expressions for display on walls).

During the first quarter of 2015, we completed the acquisition of our eighth direct-to-consumer company, Kleeneze Limited (“Kleeneze”), which is based in the United Kingdom. With this acquisition, we have gained a large presence in an already strong United Kingdom market. Kleeneze is one of the United Kingdom’s longest-operating, largest and best-known direct-to-consumer businesses. Founded in 1923, Kleeneze has grown into a community of more than 7,000 independent distributorships, offering a wide variety of several thousand cleaning, health, beauty, home, outdoor and other products to customers across the U.K. and Ireland. Lastly, since Kleeneze currently only operates in the United Kingdom and Ireland, opportunities to leverage our platform to enter into other markets exist.

Overview of Companies
(in alphabetical order)

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc., a Delaware corporation which acquired substantially all of the assets of Agel Enterprises, LLC. Agel is a direct-to-consumer business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. Agel's products are sold in over 40 countries. Agel acquired substantially all the assets of Agel Enterprises, LLC in exchange for total consideration of 372,330 shares of our common stock (of which 28,628 shares were issued in January 2014), the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million and the assumption of $9.1 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional $1.7 million purchase money note.

Nutrition and wellness is a significant part of the direct-to-consumer sector.  Agel brings to CVSL’s portfolio a unique and appealing line of nutritional products in gel form, which are more easily absorbed by the body than nutritionals in pill form.

Agel also includes a skin care line under the brand name Ageless, and its presence in that market gives CVSL opportunity to market additional skin care products in the future, which we intend to do.  Finally, Agel provides CVSL with a global footprint in more than 40 countries around the world.  We believe that this global presence can help other CVSL companies and brands over time and can reduce the costs of entry into international markets in which Agel already has a presence.

Happenings Communications Group

On September 25, 2012, we acquired 100% of HCG as part of the Share Exchange Agreement. HCG publishes a monthly magazine, Happenings Magazine, that highlights events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-to-consumer businesses. Services HCG provides may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers. As a result, HCG serves as an "in-house" resource for providing certain marketing and creative services.

Kleeneze

In March 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Pursuant to the terms of a Share Purchase Agreement (the “SPA”) with Findel plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which debt has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash remained with the Company at closing.

Kleeneze is the largest of our current companies in terms of revenue. We acquired it because we valued the established, 90-year-old brand, the loyal seller network, and the opportunity for expansion into other European markets. Kleeneze’s biggest challenge when we acquired it was the fact that its previous owner was not experienced in the direct-to-consumer sector and, thus, did not appreciate the uniqueness and the nuances of managing a direct-to-consumer company. In addition, Kleeneze had a sister company, under its previous ownership group, which directly competed with Kleeneze’s sales network at lower prices with similar products. This had a damaging effect on the morale of the sales field.

We have re-affirmed for Kleeneze’s sales network and employees our respect for their brand and given confidence that their company is in the hands of ownership which understands their channel.  Such confidence, in our view, will help Kleeneze realize its potential over the coming years as we seek operational efficiencies and growth opportunities.

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct-to-consumer business based in Newark, Ohio which sells premium hand-crafted baskets and a line of products for the home, including pottery and other home décor products, through a nationwide network of independent sales representatives. TLC also has a retail destination in Frazeysburg, OH, called The Longaberger Homestead. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting shares ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in the Company acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the "Convertible Note"), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 1,625,000 shares of our common stock. At the time of the acquisition, TLC had $22.9 million in liabilities, which after the transaction were reflected in our financial statements in addition to the additional debt incurred as a result of the issuance of the notes to the Trust and TLC.

Along with its well-respected brand, its hand-crafted products and its loyal sales force, one of the many aspects of TLC's operation that was attractive to us was its abundance of assets. TLC had a variety of fixed assets and real estate that were being underutilized in TLC's operations. We have sold assets such as land and buildings that were not core to TLC's business and we intend to continue to make use of the remaining assets at our other companies (including those we own now and those we will acquire in the future). For example, YIAH has begun operations in North America, operating out of TLC's Ohio distribution center and Project Home has shifted inventory and distribution to TLC's Ohio facilities, as well. While we intend to find new uses for certain under-utilized assets, other assets owned by TLC may be sold to further reduce our liabilities and generate free cash flow.

In the turnaround of TLC, we have faced a number of challenges that had to be overcome in order to put the company on sound footing for long-term success. One challenge was excessive discounting, which is counterproductive when dealing with a hand-crafted, premium product. We have corrected that problem by returning to a more predictable and appropriate pricing model, which not only helps our profitability, but benefits the Longaberger sales force by generating healthier commissions for them.

A second challenge was self-inflicted competition. Longaberger had opened a number of “factory stores” that competed with their own sales force. We recently announced and put an end to that unwise practice and the sales force has responded very positively.

A third challenge involved leadership and the need for effective leadership for Longaberger. In late May 2015, John Rochon Jr., our vice chairman and chief financial officer, stepped in to provide much-needed hands-on leadership as chairman, president and CEO of Longaberger. Mr. Rochon Jr. grew up in the direct-to-consumer sector and, therefore, understands the importance of effective and engaged leadership to the sales force. The response from the sales force to his leadership has been overwhelmingly positive. In July 2015, Mr. Rochon led the annual Longaberger sales convention, which was held for the first time in 30 years in the Ohio community of Dresden where The Longaberger Company was born. This well-received action reinforced our respect for Longaberger's heritage and the impact it can have on the business.

My Secret Kitchen

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of MSK, an award-winning United Kingdom-based direct-to-consumer company which sells a unique line of food products. We acquired substantially all of the stock of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn-out of 5% of MSK's EBITDA from 2014 to 2016. The shares of our common stock for this acquisition were issued in January 2014. At the time of the acquisition, MSK had $168,515 in liabilities, which after the transaction were reflected in our financial statements.

Paperly

In December 2013, we formed Paperly, Inc., a Delaware corporation, which acquired substantially all of the assets of Paperly, a direct-to-consumer company that allows its independent sales representatives to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 7,797 shares of our common stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The shares of our common stock for this acquisition were issued in 2014. We assumed liabilities of $110,022 in connection with the acquisition.

Tomboy Tools (Project Home)

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct-to-consumer company which sells a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition. For a period of time TBT used the name "Project Home," but we are returning to the use of the name "Tomboy Tools," as we believe it is a stronger brand name.

Uppercase Living

In March 2014, we formed Uppercase Acquisition, Inc., a Delaware corporation which acquired substantially all the assets of Uppercase Living, a direct-to-consumer company which sells customizable vinyl expressions for display on walls. Consideration consisted of 28,920 shares of our common stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that acquired the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or shares of our common stock at our discretion. The shares of common stock for this acquisition were issued in April and June 2014. We assumed liabilities of $471,445 in connection with the acquisition.

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Pty. Ltd., an Australian corporation which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct-to-consumer company which sells hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to the United States, Canada and New Zealand. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our common stock and the assumption of liabilities of $140,647 in connection with the acquisition.

Since CVSL acquired YIAH, it has grown significantly and is the primary driver of growth in our gourmet food segment. YIAH primarily needed operational support and financial management, which we provided. YIAH also utilizes existing CVSL resources, such as distribution space in Ohio, to launch and support its expansion into North America. We expect that YIAH will continue to look to open new geographies in the future, particularly in areas where other CVSL companies have existing infrastructure, resources, assets and registrations that could be leveraged.

Our Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$35,742	$24,586	$54,961	$51,257
Program costs and discounts	(2,998)	(5,220)	(5,160)	(10,196)
Net revenue	32,744	19,366	49,801	41,061
Costs of sales	10,955	5,863	16,365	13,879
Gross profit	21,789	13,503	33,436	27,182
Commissions and incentives	12,612	6,005	18,480	12,978
Gain on sale of assets	(40)	(141)	(83)	(407)
Selling, general and administrative	10,829	11,301	20,269	20,389
Depreciation and amortization	678	445	1,308	1,066
Impairment of goodwill	192	—	192	—
Operating loss	$(2,482)	$(4,107)	$(6,730)	$(6,844)

Revenue

Total revenue for the three months ended June 30, 2015 increased $11.2 million, or approximately 45.4% compared to the same period in 2014, primarily due to the impact of a full quarter of our recent acquisition of Kleeneze at the end of March of 2015. Revenue for the six months ended June 30, 2015 increased $3.7 million, or approximately 7.2% compared to the same period in 2014. Results for the six months ended June 30, 2015 were impacted by turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, closing the company’s discount outlet stores and reducing the emphasis on overall program discounts at the company. We anticipated a short-term negative revenue impact from these steps but believe that it will lead to growth and strength in the fundamental business over the long-term. The increase in revenues due to the inclusion of Kleeneze in our results, since our acquisition in March of 2015, was offset partially by the decline in revenue at TLC. For the three months ended June 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $10.2 million. For the six months ended June 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $4.5 million.

CVSL operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the six months ended June 30, 2015 and June 30, 2014, respectively approximately $34.9 million or 63.5% and $21.6 million or 42.1% of our revenues were generated in international markets. For the three months ended June 30, 2015 and June 30, 2014, respectively approximately $25.6 million or 71.6% and $10.8 million or 43.9% of our revenues were generated in international markets. We have grouped our products into the following five operating segments: gourmet foods, nutritional and wellness, home décor, publishing and printing, and other. Substantially all of our long-lived assets are located in the U.S. Of these 5 operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

For the three months ended June 30, 2015 and June 30, 2014, approximately $7.7 million or 14.0% and $2.6 million or 5.1% of our revenues, respectively, were derived from the sales of gourmet food products; $14.8 million or 26.9% and $20.2 million or 39.4% of our revenues, respectively, were derived from the sale of nutritional and wellness products; $31.7 million or 57.7% and $27.5 million or 53.7% of our revenues, respectively, were derived from the sale of home décor products; $0.5 million or 0.9% and $0.6 million or 1.2% or our revenues, respectively, were derived from the sale of our publishing and printing services and products; and for the three months ended June 30, 2015 and June 30, 2014, $0.3 million or 0.5% and $0.4 million or 0.8% of our revenues, respectively, were derived from the sale of our other products.

For the six months ended June 30, 2015 and June 30, 2014, approximately $7.7 million or 14.0% and $2.6 million or 5.1% of our revenues, respectively, were derived from the sales of gourmet food products; $14.8 million or 26.8% and $20.2 million or 39.3% of our revenues, respectively, were derived from the sale of nutritional and wellness products; $31.7 million or 57.7% and $27 million or 53.6% of our revenues, respectively, were derived from the sale of home décor products; $0.5 million or 0.9% and $0.6 million or 1.2% or our revenues, respectively, were derived from the sale of our publishing and printing services and products; and for the six months ended June 30, 2015 and June 30, 2014 $0.3 million or 0.5% and $0.4 million or 0.8% of our revenues, respectively, were derived from the sale of our other products.

Gross Profit

Gross profit increased by $8.3 million in the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 gross profit increased by $6.3 million compared with the same period in 2014. Gross profit margins increased to 61.0% from 54.9% for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, gross profit margins increased to 60.8% from 53.0% for the six months ended June 30, 2014. The expansion in gross profit margins was primarily a result of less discounting at TLC and the lack of discounting at Kleeneze that reduced program costs and discounts as a percentage of revenue and increased gross margins. The increase in gross margins as a result of less discounting was offset partially by an increase in cost of good sold as a percentage of revenue to 29.8% from 27.1% for the six months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to a cost of goods sold increase at Kleeneze due to higher distribution and warehousing costs related to the service agreement entered into with Express Gifts Limited (a subsidiary of Findel Plc) at the acquisition of Kleeneze in March 2015.

Operating Losses

Operating losses decreased by $1.6 million in the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 operating losses remained flat compared with the same period in 2014. These results are in line with our expectations at this stage in the execution of our strategy and represent a positive trend toward positive operating margins as we continue to improve the portfolio businesses and gain additional cost efficiencies from eliminating redundant overhead. In the last two years we have purchased eight direct-to-consumer companies, up-listed to the NYSE MKT and executed a $20.0 million equity raise. We believe we are poised for the next stage of our growth having built our current platform. We believe our strategy will continue to have benefits from scale and will continue to aggressively pursue accretive acquisition targets to improve our operating results.

Operating Expenses

Commissions and Incentives

Total commissions and incentives as a percentage of revenue increased to 35.3% from 24.4% for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 total commissions and incentives as a percentage of revenue increased to 33.6% from 25.3% for the same period in 2014. Included in the commission and incentives expense for the three months ended June 30, 2015 and six months ended June 30, 2015 was an adjustment recorded in the three months ended June 30, 2015 that increased commissions and incentives by $1.1 million to correct an error from the three months ended March, 2015 (see "Significant Adjustments" section of Note 1). Without this adjustment, commissions and incentives expense as a percentage of revenues for the three months ended June 30, 2015 would be 32.3%. However, program costs and discounts decreased to 9.4% from 19.9% for the six months ended June 30, 2015 and 2014, respectively, and decreased to 9.4% from 19.9% for the three months ended June 30, 2015 and 2014, respectively, primarily as a result of less discounting at TLC and the fact that Kleeneze has almost no discounting, but a higher commission and incentive expense as a percentage of revenue. We believe it is useful to compare both commissions and incentives along with program costs and discounts together as a percentage of revenue, as well. Together, these two items represented 43.0% and 45.2% of revenue for the six months ended June 30, 2015 and 2014, respectively, and 43.7% and 45.6% for the three months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") incurred during the three months ended June 30, 2015 decreased to $10.8 million compared to $11.3 million for the same period in 2014. However, selling, general and administrative expenses as a percentage of revenue decreased from 46.0% to 30.3% as a result of cost reductions at CVSL's subsidiaries, primarily TLC, as well as fewer legal and advisory fees associated with acquisitions due to increasing internal efficiencies in our deal process. For the six months ended June 30, 2015 and 2014, respectively, SG&A decreased to 36.9% from 39.8%. We expect that these costs will decrease as a percentage of revenue as we continue to find and implement cost efficiencies and as we continue to grow, as many of our SG&A expenses will not increase as we continue to scale up our business through organic and acquisition-based growth. Included in the SG&A expense for the three months ended June 30, 2015 and six months ended June 30, 2015 was an adjustment related to our SARs Program recorded in the three months ended June 30, 2015 that decreased SG&A by $1.1 million to correct an error from the three months ended March, 2015 (see "Significant Adjustments" section of Note 1). Without this adjustment,SG&A as a percentage of revenues for the three months ended June 30, 2015 would be 33.4%.

Gain/Loss on Marketable Securities

Our marketable securities as of June 30, 2015 include fixed income and equity investments classified as available for sale. At June 30, 2015, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $6.0 million. At December 31, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the six months ended June 30, 2015 totaled $5.0 million. The net proceeds from the sales of our marketable securities total $6.2 million for the six months ended June 30, 2014.

Unrealized gains on the investments included in consolidated statements of other comprehensive income were $0 and $184,000 for the three months ended June 30, 2015 and 2014, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $7,000 and $653,000 for the six months ended June 30, 2015 and 2014, respectively.

Our realized losses from the sale of our marketable securities totaled $0 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $7,000 and $552,000 for the six months ended June 30, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses. These securities are Level 1 securities estimated based on quoted prices in active markets.

Non-Controlling Interest

Non-controlling interest losses were approximately $1.89 million and $1.69 million for the six months ended June 30, 2015 and 2014, respectively. Non-controlling interest had losses of approximately $1.73 million and $1.05 million for the three months ended June 30, 2015 and 2014, respectively. The increase in the current period was primarily due to the re-classification of sale-leaseback expenses from CVSL corporate to TLC to more accurately represent TLC's primary use of the leased facilities for its operations.

Additional Performance Indicators - EBITDA Metrics

We believe that having a reliable measure of our company's financial health is invaluable both to us and to potential business partners. We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, and Adjusted Operating EBITDA can be useful performance indicators over time.

We have included Adjusted EBITDA and Adjusted Operating EBITDA in this Quarterly Report on Form 10-Q because they are key metrics used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain specific expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted Operating EBITDA excludes expenses related to our M&A and capital markets infrastructure and activities. We believe this metric is particularly useful for determining the performance of our subsidiary business and ongoing corporate expenses absent costs associated with the ongoing acquisition component of our strategy.

These measures are not defined by GAAP and the discussion of EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Neither Adjusted EBITDA nor Adjusted Operating EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance of financial position, as Adjusted EBITDA and Adjusted Operating EBITDA are not defined by GAAP.

The following table presents a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA for each of the periods presented:

Net Loss to Adjusted Operating EBITDA Reconciliation (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,419)	$(4,591)	$(8,464)	$(8,367)
Interest, net	745	213	1,341	479
Income tax expense	192	213	386	492
Depreciation and amortization	678	445	1,308	1,066
EBITDA	$(1,804)	$(3,720)	$(5,429)	$(6,330)
Specific capital market event expense	168	109	542	109
Specific M&A deal/diligence expense	97	252	212	284
Adjusted EBITDA	$(1,539)	$(3,359)	$(4,675)	$(5,937)
M&A infrastructure expense	791	581	$1,320	$1,764
Adjusted Operating EBITDA	$(748)	$(2,778)	$(3,355)	$(4,173)

Specific Capital Market Event Expense

Specific Capital Market Event Expense includes expenses related to certain activities such as listing or other exchange fees, road show and other expenses related to equity offerings, and fees associated with filings like our S-3 that were expensed in the period.

Specific M&A Deal/Diligence Expense

These are specific expenses related to certain legal and due diligence costs for potential acquisition targets.

M&A Infrastructure Expense

These are expenses related to our M&A infrastructure, such as our M&A team and costs associated with supporting their efforts, as well as expenses related to our Reimbursement of Services Agreement with Richmont Holdings. We expect these costs to continue as we look for opportunistic acquisition targets and participate in other deal-related activities.

Our use of Adjusted EBITDA and Adjusted Operating EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA and Adjusted Operating EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and Adjusted Operating EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and Adjusted Operating EBITDA do not consider the potentially dilutive impact of share-based compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted Operating EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA and Adjusted Operating EBITDA do not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA and Adjusted Operating

EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted Operating EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. We also have access to the capital markets through public offerings, such as the one we completed in March 2015. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $12.4 million as of June 30, 2015, an increase of $8.8 million from December 31, 2014, primarily due to our March 2015 public offering and cash acquired in our acquisition of Kleeneze, offset by cash used for the acquisition of Kleeneze, paying down accounts payable balances at TLC and other uses of cash for operations.

Currently we do not have a revolving credit facility or other working capital facility at CVSL. Although we believe we have sufficient cash and cash equivalents, as well as marketable securities, to fund our business currently, we recognize that there may be additional needs for working capital as we invest in our current businesses and as we look for accretive future acquisitions. We are constantly evaluating the most efficient capital for us to use for these purposes.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2015 was $(5.7) million, as compared to net cash used in operating activities of $(5.0) million for the six months ended June 30, 2014. Our principal uses of cash have included legal and professional fees associated with the acquisitions; legal, due diligence and other fees related to other potential acquisitions; the cost of buying inventory; labor and benefits costs; and commissions and incentives.

Net cash used in investing activities for the six months ended June 30, 2015 was $(8.3) million, as compared to a net cash provided by investing activities of $7.4 million for the six months ended June 30, 2014. The Company used $(18.9) million to buy marketable securities and had proceeds of $13.9 million from the sale of marketable securities, and $(0.4) million was used for capital expenditure, primarily to upgrade IT infrastructure, for the six months ended June 30, 2015.

Net cash provided by financing activities was $18.0 million for the six months ended June 30, 2015 compared to net cash used of $(2.6) million for the six months ended June 30, 2014. Through the issuance of common stock and warrants in a public offering consummated in March 2015, we raised net proceeds of $18.4 million. The cash inflows were offset by $3 million held in collateral as restricted cash on our combined consolidated balance sheet.

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

The gross proceeds to us, including the underwriters' partial exercise of their over-allotment option, were approximately $20.0 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming we maintain the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to CVSL would be approximately $25.0 million. However, there can be no assurance that any warrants will be exercised.

On May 6, 2014, we issued warrants to purchase up to 12,500 and 6,250 shares of our Common Stock in connection with exclusivity agreements. The warrants were exercisable commencing 75 days after their date of issuance, in whole or in part, until May 6, 2015 at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. The fair value of the warrants on the date of issuance approximated $116,000. The warrants for 12,500 and 6,250 shares, respectively, expired in May 2015 and were not exercised.

On July 2, 2014, we issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual who has extensive experience in the direct-to-consumer industry. The warrant was exercisable for a ten day period commencing 720 days after issuance. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants was subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. On July 22, 2015 we executed an extension on the consulting agreement through July of 2017 in exchange for cancellation of the original warrant for 50,000 shares and the issuance of a new warrant exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The new warrant is also exercisable for a ten day period commencing 720 days after issuance.

Contractual Obligations

See Footnote (6) “Long-term debt and other financing arrangements” of our accompanying condensed consolidated financial statements for a full description of the Company’s contractual debt obligations. The following table displays our future payments on contractual obligations:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal Payments on Debt	$453	$931	$3,858	$715	$412	$1,417	$7,786
Interest Payments on Debt	93	159	96	61	43	63	515
Capital Lease Obligations	1,137	2,307	2,377	2,448	2,521	28,282	39,072
Operating Lease Obligations	763	611	493	361	349	2,238	4,815
							$52,188

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which was filed with the SEC on March 23, 2015.

Recent Accounting Pronouncements

See footnote (1) of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

Foreign Currency Exchange Risk

Revenue from customers outside of the United States represented approximately 63.5% and 42.1% of our total net revenues for the six months ended June 30, 2015 and 2014, respectively. We expect that revenue from foreign customers will continue to represent a large percentage of our revenue.

Interest rate risk

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates.

We entered into a Credit Facility with HSBC Bank as of March 24, 2015 for the approximated amount of $3.0 million.  The Credit Facility bears a variable interest rate based on the Bank of England base rate plus 0.6%, and on June 30, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 1.1%. The Credit Facility matures on March 24, 2017, unless earlier repurchased. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $34,000.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated an communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting.

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

We have taken the following actions to address the ineffectiveness of our internal controls over financial reporting:

•
We continue to take strides to identify, attract and retain quality financial executives and staff members to provide improved segregation of duties and to assist in the identification and implementation of mitigating controls when optimal segregation is not be feasible for our newly formed entity.

•	We have centralized accounting at our headquarters for five of our companies.

•	We are developing and putting in place plans to critically evaluate our existing accounting processes and control environment to implement controls to enhance our overall control environment.

•	We developed and executed a new IT project management methodology which includes documented change management and ultimate user acceptance testing.

•	We have migrated TLC to our new enterprise resource planning ("ERP") system which includes sophisticated accounting systems and we are migrating our other companies.

•
We have aggressively streamlined our financial close process and the related financial reporting process in order to provide management with more timely accurate information and to comply with the filing deadlines for accelerated filers.

In February of 2015 we completed our conversion to a new ERP system at TLC. We believe that the system will have a positive impact on both our internal controls over financial reporting and, over a longer period once additional subsidiaries are migrated to this system, will allow for simplified consolidation procedures and increased efficiencies for our accounting team. We encountered certain challenges in the conversion, including the need for additional training for our staff on the new system, as well as some initial errors in how information was flowing between our front-end sales system and our ERP system (see "Significant Adjustments" section in Footnote 1). We believe we have discovered and corrected these errors since the implementation of the system and are confident that the new ERP system represents a significant upgrade to our prior system at TLC. Additionally, we discovered other accounting errors in the first quarter ended March 31, 2015 that were corrected in the second quarter ended June 30, 2015. We have also revised and added additional disclosures in our current quarterly report on Form 10-Q through our review process.

Other than the changes described above, we believe the remediation steps outlined above, which is some cases have been implemented, will improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes identified above.

As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we will likely determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above. Our management does not expect to conclude that our disclosure controls and procedures are effective until our efforts to remediate the material weaknesses in our internal control over financial reporting described above have been in effect for a period of time sufficient to provide reasonable assurance to our management of achieving the desired control objective.

There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $(38.7) million as of June 30, 2015 and $(32.2) million as of December 31, 2014 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.a

Because we have recently acquired a large number of businesses, it is difficult to predict if we will continue to generate our current level of revenue.

Prior to March 2013, our primary business was publishing a monthly magazine, Happenings Magazine, and prior to September 2012, we were engaged in the development and commercialization of medical devices. Between March of 2013 and the end of the first quarter of 2015, we completed eight business acquisitions, changing our business focus away from that of the publishing business and medical devices business towards the direct-to-consumer business. It is too early to predict whether consumers will accept, and continue to use, on a regular basis, the products generated by the companies we acquired in these recent acquisitions or the direct-to-consumer companies we hope to acquire in the future. We have had a very limited operating history as a combined entity and the impact of our recent acquisitions is difficult to assess. Therefore, our ability to sustain our current revenue is uncertain and there can be no assurance that we will continue to be able to generate significant revenue or be profitable.

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

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on February 14, 2023 and October 22, 2018 that have principal balances of $3.2 million and $1.2 million, respectively as of June 30, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. The debt owed to HSBC had a balance of $3.1 million as of June 30, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of June 30, 2015 and December 31, 2014, we had approximately $6.0 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither June 30, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the six months ended June 30, 2015, we realized a loss on marketable securities of $7,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

Although our business has grown rapidly, we are still in the early stages of the implementation of our primary growth strategy, which is to increase our acquisitions of, and our number of strategic transactions with, other direct-to-consumer companies, such as the recent Kleeneze acquisition and potentially companies engaged in other direct-to-consumer related businesses. As such, it may be difficult for investors to analyze our results of operations, to identify historical trends or even to make quarter-to-quarter comparisons because we have operated many of these newly-acquired businesses for a relatively limited time and intend to continue to expand our product offerings. Our growth strategy, as well as each business we acquire, is subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our growth strategy.

There can be no assurance that we will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. Our failure to successfully identify suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price as our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct-to-consumer related businesses. We are continually evaluating acquisition opportunities available to us that we believe will fit our acquisition strategy, namely companies that can increase the size and geographic scope of our operations or otherwise offer us growth and operating efficiency opportunities.

We may seek to finance acquisitions or develop strategic relationships which may dilute the interests of our shareholders.

The financing for future acquisitions could dilute the interests of our shareholders, result in an increase in our indebtedness, or both. The issuance of our common stock in the offering completed in March 2015 (the "Offering") resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriter’s over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons, including:

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

Since we commenced operations in the direct-to-consumer business, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon’s and John Rochon, Jr.’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company. On December 1, 2014, the Amended Share Exchange Agreement became effective, which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See “Certain Relationships and Related Transactions, and Director Independence” in the Company's Form 10-K/A. Upon the issuance of the shares sold in the Offering completed on March 4, 2015, John P. Rochon, together with John Rochon, Jr., control approximately 58.2% of the voting power of our outstanding securities. In the event that the Second Tranche Stock is issued, John P. Rochon, together with John Rochon, Jr., will control approximately 75.9% of the voting power of our outstanding securities.

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

We utilize the services of Richmont Holdings, Inc. (“Richmont Holdings”), a private investment and business management company owned 100% by John P. Rochon, under a reimbursement of services agreement pursuant to which Richmont Holdings provides transactions and administrative services to us. CVSL has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for certain expenses incurred by us in connection with our use of its office space, access to its office equipment, access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-to-consumer companies. We continue to rely upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

Certain of our subsidiaries are dependent on their key personnel.

The loss of the key executive officers of certain of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by CVSL’s senior management, certain subsidiaries are primarily dependent upon their founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. For instance, YIAH is particularly dependent upon its Colleen Walters, its Chief Executive Officer and founder, who represent the YIAH brand to her sales force. The loss of this individual could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of certain of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

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

In the direct-to-consumer industry, sales are made to the ultimate consumer principally through independent sales representatives. Generally, there can be a high rate of turnover among a direct-to-consumer company’s independent sales representatives. Our independent sales representatives may terminate their service at any time.

Our ability to remain competitive and maintain and expand our business depends, in significant part, on the success of our subsidiaries in recruiting, retaining, and incentivizing their independent sales representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct-to-consumer model. We cannot ensure that our strategies for soliciting and retaining the representatives of our subsidiaries or any direct-to-consumer company we acquire in the future will be successful, and if they are not, our prospects, business activities, cash flow, financial condition, results of operations and stock price could be harmed.

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

Our principal business is conducted worldwide in one channel, the direct-to-consumer channel. Products and services of direct-to-consumer companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices, labor strikes and consumer confidence, all of which are beyond our control. Our subsidiaries may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

Changes in consumer purchasing habits, including reducing purchases of a direct-to-consumer company’s products, or reducing purchases from representatives or buying products in channels other than direct-to-consumer, such as retail, could reduce our sales, impact our ability to execute our business strategy or have a material adverse effect on our prospects, business activities, cash flow, financial condition, and results of operations.

Direct-to-consumer companies are subject to numerous laws.

The direct-to-consumer industry is subject to a number of federal and state regulations administered by the Federal Trade Commission (the “FTC”) and various state agencies in the United States, as well as regulations regarding direct-to-consumer activities in foreign markets. Laws specifically applicable to direct-to-consumer companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as “pyramid” or “chain sales” scheme laws. These “anti-pyramid” laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct-to-consumer programs involve a high level of subjectivity and are subject to judicial interpretation. We and our subsidiaries are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct-to-consumer company that we own or we acquire in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our prospects, business activities, cash flow, financial condition, results of operations and stock price. We are aware of pending judicial actions and investigations against other companies in the direct-to-consumer industry. Adverse decisions in these cases could impact our business if direct-to-consumer laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling. The implementation of such regulations may be influenced by public attention directed toward a direct-to-consumer company, its products or its direct-to-consumer program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict our business model, our prospects, business activities, cash flows, financial condition and results of operations may be materially adversely affected.

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

Because the representatives that market and sell our products and services are independent contractors, and not employees, we and our subsidiaries have limited control over their actions. In the United States, the direct-to-consumer industry and regulatory authorities have generally relied on the implementation of a company’s rules and policies governing its direct-to-consumer sales field, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct-to-consumer plans and unlawful pyramid schemes, to compel compliance with applicable laws. We maintain formal compliance measures to identify specific complaints against our representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives our subsidiaries have, it is not feasible for our subsidiaries to monitor the representatives’ day-to-day business activities. We and our subsidiaries must maintain the “independent contractor” status of our representatives and, therefore, have limited control over their business activities. As a result, we cannot insure that our representatives will comply with all applicable rules and regulations, domestically or globally. Violations by our representatives of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our prospects, business activities, cash flow, financial condition and results of operations, including our business reputation, and could subject us to fines and penalties. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our representatives.

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

Our number of representatives and the results of our operations may be affected significantly by the public’s perception of our subsidiaries and of similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products, components and ingredients, as applicable;

•	the safety and quality of similar products, components and ingredients, as applicable, distributed by other companies’ representatives;

•	our marketing program; and

•	the business of direct-to-consumer companies generally.

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

Our continued success depends on our ability to anticipate, evaluate, and react in a timely and effective manner to changes in consumer spending patterns and preferences. We must continually work to discover and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. A critical component of our business is our ability to develop new products that create enthusiasm among our independent sales representatives and ultimate customers. If we are unable to introduce new products, our independent sales representatives’ productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

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

During the six months ended June 30, 2015, 63.5% of our revenues were derived from markets outside of the United States. In 2014, 42.1% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Challenges by private parties to the direct-to-consumer system could harm our business.

Direct-to-consumer companies have historically been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions, including lawsuits claiming the operation of illegal pyramid schemes that reward recruiting over sales. We can provide no assurance that we would not be harmed if any such actions were brought against any of our current subsidiaries or any other direct selling company we may acquire in the future.

As a direct-to-consumer company, we may face product liability claims and could incur damages and expenses, which could affect our prospects, business activities, cash flow, financial condition and results of operations.

As a direct-to-consumer company we may face financial liability from product liability claims if the use of our products results in significant loss or injury. A substantial product liability claim could exceed the amount of our insurance coverage or could be excluded under the terms of our existing insurance policy, which could adversely affect our prospects, business activities, cash flow, financial condition and results of operations.

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. For the year ended December 31, 2014, we have included an impairment charge of $0.5 million as a result of this testing. For the three months ended June 30, 2015 we recognized an impairment charge of $192,000. Although we believe these charges are non-cash in nature and do not affect our operations or cash flow, these charges reduce shareholders’ equity and reported results of operations in the period charged.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. The issuance of our common stock in the Offering resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriters’ over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. In addition, the issuance of shares of our common stock pursuant to the terms of the At-the-Market Issuance Sales Agreement, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 2,000 shares of common stock. Assuming the issuance of the Second Tranche Stock (which shares may only be issued under certain limited circumstances, as described above), the number of outstanding shares of our common stock would increase to in excess of 60,000,000 with approximately 190,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

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

Companies listed on the NYSE MKT, such as our company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain the listing on NYSE MKT. We file quarterly and annual reports containing our financial statements with the SEC. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to timely file our periodic reports with the SEC could harm our reputation, reduce the trading price of our common stock and cause sanctions or other actions to be taken by the SEC against us. A failure to timely file our periodic reports with the SEC could cause additional harm, such as a default under an indenture or loan covenant that we may enter into from time to time. In addition, our failure to timely file periodic or certain current reports with the SEC could result in our failure to meet the conditions that would require a cash exercise of the Warrants issued in the Offering and result in our inability to remain S-3 eligible. We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws.

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

In addition, the Amended Share Exchange Agreement provides for the issuance of the Second Tranche Stock to Rochon Capital solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. The Second Tranche Stock, which possess no rights other than voting rights, may serve as a further deterrent to third parties looking to acquire us. See the section entitled “Certain Relationships and Related Transactions, and Director Independence” in the Company's Form 10-K/A.

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

Item 2.    Unregistered Sales of Unregistered Securities and Use of Proceeds

On July 22, 2015 we issued a warrant exercisable for 50,000 shares of common stock in exchange for a previously-issued warrant exercisable for 50,000 shares of common stock. The new warrant has an extended exercise period. The new warrant was issued in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, as the exchange was with an existing security holder exclusively and no commissioner remuneration was paid or given in the exchange.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

4.1	Warrant Issued to Consultant**

4.2	Exchange Agreement for Warrant Issued to Consultant**

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CVSL Inc.

By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
Date: August 13, 2015

By:	/s/ John Rochon, Jr.

John Rochon , Jr .
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: August 13, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Warrant Issued to Consultant**

4.2	Exchange Agreement for Warrant Issued to Consultant**

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** Filed herewith