Form 10-Q/A
period 2015-06-30
CVSL INC.
filed 2015-08-14
CIK 1403085

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

As of August 14, 2015, 34,367,095 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

FORM 10-Q/A
EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Original Form 10-Q”), which was originally filed on August 13, 2015 solely to correct certain typographical errors in Exhibit 31.1 and Exhibit 32.1 in the Original Form 10-Q. Except as described in the preceding sentence, the Registrant has not modified or updated disclosures presented in the Original Form 10-Q in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as Exhibits to this Amendment under Item 6 of Part II hereof.

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
Date: August 14, 2015

By:	/s/ John Rochon, Jr.

John Rochon , Jr .
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: August 14, 2015

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