Form 10-Q
period 2015-09-30
CVSL INC.
filed 2015-11-09
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, 34,367,095 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

CVSL Inc.

PART I.    Financial Information
Item 1.    Financial Statements

CVSL Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,431	$2,606
Marketable securities, at fair value	3,538	991
Accounts receivable, net	4,034	450
Inventory, net	21,508	14,759
Other current assets	3,016	2,482
Total current assets	37,527	21,288
Restricted cash	2,923	—
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	8,417	8,191
Leased property, net	14,697	15,361
Goodwill	3,720	4,095
Intangibles, net	5,693	3,558
Other assets	331	400
Total assets	$77,722	$57,307

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,467	$8,541
Related party payables, net	574	127
Accrued commissions	4,465	3,319
Accrued liabilities	8,967	4,612
Deferred revenue	2,830	2,982
Current portion of long-term debt	1,121	974
Accrued taxes payable	3,144	2,693
Other current liabilities	246	1,404
Total current liabilities	34,814	24,652
Deferred tax liability	763	—
Long-term debt, net of current portion	6,688	4,316
Lease liability, net of current portion	15,751	15,774
Other long-term liabilities	2,328	3,582
Total liabilities	60,344	48,324

Commitments & contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	14	3
Additional paid-in capital	56,293	37,097
Accumulated other comprehensive income	105	321
Accumulated deficit	(39,806)	(32,159)
Total stockholders' equity attributable to CVSL Inc.	16,606	5,262
Stockholders' equity attributable to non-controlling interest	772	3,721
Total stockholders' equity	17,378	8,983
Total liabilities and stockholders' equity	$77,722	$57,307

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$36,954	$24,017	$91,915	$75,274
Program costs and discounts	(4,044)	(4,380)	(9,203)	(14,577)
Net revenue	32,910	19,637	82,712	60,697
Costs of sales	10,823	6,573	27,188	20,452
Gross profit	22,087	13,064	55,524	40,245
Commissions and incentives	11,999	5,801	30,479	18,779
Gain on sale of assets	(532)	(633)	(615)	(1,040)
Selling, general and administrative	13,014	12,556	34,479	32,751
Depreciation and amortization	920	555	2,228	1,419
Share based compensation expense	1,087	544	(109)	941
Impairment of goodwill	—	—	192	—
Operating loss	(4,401)	(5,759)	(11,130)	(12,605)
Loss (gain) on marketable securities	2	(108)	9	444
Gain on acquisition	—	—	(2,819)	—
Interest expense, net	564	713	1,906	1,192
Loss from operations before income tax provision	(4,967)	(6,364)	(10,226)	(14,241)
Income tax provision	(29)	298	356	789
Net loss	(4,938)	(6,662)	(10,582)	(15,030)
Net loss attributable to non-controlling interest	1,043	1,039	2,935	2,725
Net loss attributable to CVSL Inc.	$(3,895)	$(5,623)	$(7,647)	$(12,305)
Basic and diluted loss per share:
Weighted average common shares outstanding	34,367,095	49,628,683	32,842,579	49,638,935
Loss per common share attributable to common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.23)	$(0.25)
Pro-forma weighted average common shares outstanding (see Note 2)	34,367,095	24,398,241	32,842,579	24,387,950
Pro-forma loss per common share attributable to common stockholders, basic and diluted (see Note 2)	$(0.11)	$(0.23)	$(0.23)	$(0.50)

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,938)	$(6,662)	$(10,582)	$(15,030)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	(7)	(219)	(1)	434
Foreign currency translation adjustment gain (loss)	(62)	178	(215)	212
Other comprehensive gain (loss)	(69)	(41)	(216)	646
Comprehensive loss	(5,007)	(6,703)	(10,798)	(14,384)
Comprehensive loss attributable to non-controlling interests	1,043	1,039	2,935	2,725
Comprehensive loss attributable to CVSL Inc.	$(3,964)	$(5,664)	$(7,863)	$(11,659)

See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(10,582)	$(15,030)
Adjustments to reconcile net loss to net cash used in operating activities net of effect of acquisitions
Depreciation and amortization	2,228	1,998
Loss on marketable securities	9	444
Interest expense	—	1,040
Share-based compensation	(109)	941
Provision for doubtful accounts	420	186
Provision for obsolete inventory	261	154
Loss (gain) on sales of assets	(615)	1,192
Deferred income tax	109	224
Goodwill impairment	192	—
Gain on Acquisition	(2,819)	—
Changes in certain assets and liabilities:
Accounts receivable	(972)	(72)
Inventory	(1,469)	1,996
Other current assets	520	(571)
Accounts payable	(38)	(3,533)
Related party payables, net	446	94
Accrued commissions	1,216	1,022
Accrued liabilities	3,485	(1,182)
Deferred revenue	2,312	(1,072)
Taxes payable	(1,374)	1,402
Other liabilities	(2,217)	(601)
Net cash used in operating activities	(8,997)	(11,368)
Investing activities:
Capital expenditures	(1,403)	(645)
Deposit on leased asset	—	(4,414)
Proceeds from the sale of property, plant and equipment	1,171	17,263
Purchase of investments available for sale	(18,876)	(3,773)
Sale of marketable securities	16,319	10,518
Proceeds from note receivable	3	—
Acquisitions, net of cash purchased	(3,231)	2
Net cash (used in) provided by investing activities	(6,017)	18,951
Financing activities:
Net borrowings (payments) on long-term debt and revolving credit facility	3,077	(699)
Payments on debt	(704)	(8,996)
Stock issuances	18,357	—
Proceeds from short-term debt issuance	—	1,000
Cash held as collateral	(2,953)	—
Net cash (used in) provided by financing activities	17,777	(8,695)
Effect of exchange rate changes on cash	62	279

Increase in cash	2,825	(833)
Cash and cash equivalents at beginning of period	2,606	3,877
Cash and cash equivalents at end of period	$5,431	$3,044
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,787	$757
Income taxes	$1,781	$654
See notes to unaudited condensed consolidated financial statements.

CVSL Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) General

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All amounts have been presented in USD currency unless otherwise noted. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements of CVSL Inc. reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a consistent basis with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or that of a full year. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed by CVSL Inc. ("CVSL" or "the Company," and together with the Company's consolidated subsidiaries, "we", "us" and "our"), for the year ended December 31, 2014, filed with the SEC on March 23, 2015 ("Form 10-K/A").

All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $420,000 and $170,000 for the nine months ended September 30, 2015 and twelve months ended December 31, 2014, respectively.

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

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At September 30, 2015 and 2014, our allowance for sales returns totaled $637,000 and $227,000, respectively.

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

In August 2015, the FASB issued Accounting Standards Update 2015-15 (ASU 2015-15), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This new standard codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The ASU clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective immediately for both public business entities and non-public entities. Although this ASU is effective immediately, we do not expect it to materially affect our financial position until we enter into a line-of-credit arrangement.

(2) Acquisitions, Dispositions and Other Transactions

Kleeneze

On March 24, 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Kleeneze offers a wide variety of cleaning, health, beauty, home, outdoor and other products to customers across the United Kingdom and Ireland. We believe that with the experience our executive team has in the direct to consumer business, we could run the business in a profitable, efficient manner. Also, the acquisition gives us a significant footprint in the UK and provides the Company with access to the rest of the European market.

Pursuant to the terms of a Share Purchase Agreement with Findel Plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash was acquired by the Company as part of the transaction at closing.

The Kleeneze acquisition was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their fair value at the acquisition date. The Company incurred approximately, $113,000 of acquisition-related costs, all of which were expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following summary represents the second preliminary fair value of Kleeneze as of the acquisition date, March 24, 2015. This is significantly adjusted from the second quarter 2015 preliminary fair values estimated due to completion of the purchase price allocation, which remains open subject to finalization which is expected in the fourth quarter of 2015, that occurred in September 2015. As a result of the purchase price allocation, we have recognized a preliminary bargain purchase gain of approximately $2.8 million. Although this gain had not been reported in a Form 10-Q filed previously in 2015, this gain is recognized as of March 31, 2015. Therefore, this gain is reflected in the nine months ended September 30, 2015 Statement of Operations, but it is not reflected in the three months ended September 30, 2015 Statement of Operations.

(in thousands)
Consideration	$5,100
Amounts recognized for assets acquired and liabilities assumed:
Current assets	12,163
Other long-term assets	619
Identifiable intangible assets	2,239
Current liabilities	(6,353)
Other long-term liabilities (a)	(750)
Net assets acquired	7,918

Gain on acquisition of Kleeneze	$(2,819)
(a) The other long-term liabilities includes $750,000 of deferred tax liability generated as part of the acquisition. This deferred tax liability was directly offset against the gain on the acquisition.

As part of the purchase price allocation, the Company has determined that the identifiable intangible assets are trade name and distributor agreements. The Company valued these intangible assets using the Discounted Cash Flow Method. The Intangible assets are determined to have an indefinite useful life, and therefore, amortization of the intangible assets is not applicable. The trade name has an indefinite useful life and not subject to amortization. The distributor agreements are being amortized over 5 years in accordance with historical turnover of distributors at approximately 20% attrition per year.

As can be seen in the above table, the Company realized a $3.6 million gain on the acquisition of Kleeneze, which was recorded to "Gain on acquisition" in the Condensed Consolidated Statement of Operations. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition.

Pro-forma Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's consolidated financial results for the three and nine months ended September 30, 2015 and 2014 as if the acquisition had occurred as of January 1, 2014 (in thousands, except per share data):

	Nine Months Ended September 30,
	2015	2014
Operations
Revenues	$104,727	$121,874
Net loss	(13,581)	(14,926)
Net loss attributable to CVSL Inc.	(10,646)	(12,201)
Loss per common share attributable to CVSL Inc., basic and diluted	$(0.32)	$(0.25)

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

In 2015, CVSL disposed of various property at TLC. In the three months ended March 31, 2015, TLC sold land with a net carrying value of $29,110 for a sales price of $30,000. In the three months ended September 30, 2015, TLC sold land with a net carrying value of 246,081 for a sales price of 771,062, buildings with a net carrying value of $187,690 for a sales price of $161,397, and equipment with a net carrying value of zero for a sales price of $6,000. These 2015 property sales resulted in dispositions of property of $523,269 and a gain on sale of assets of $505,578.

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

A holder of Warrants will not have the right to exercise any portion of the Warrant if such exercise would result in the holder (together with its affiliates) beneficially owning in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, unless the holder provides at least 61 days' prior notice to the company. Inno event may the Warrant holder's ownership exceed 9.99%.

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

These shares were considered issued and outstanding until the amendment in the fourth quarter of 2014. The Company has presented pro forma earnings per share for the three and nine months ended September 30, 2014, which has the Second Tranche Parent Stock removed from the issued and outstanding shares. This pro forma earnings per share reflects comparable common shares issued and outstanding for the three and nine months ended September 30, 2015.

(3) Marketable Securities

Our marketable securities as of September 30, 2015 include fixed income and equity investments classified as available for sale. At September 30, 2015, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $3.5 million. At December 31, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled approximately $1.0 million. The marketable securities net purchases, during the nine months ended September 30, 2015, totaled $2.6 million. The proceeds from the sales of our marketable securities total $6.7 million for the nine months ended September 30, 2014. Unrealized (losses)/gains on the investments included in consolidated statements of other comprehensive income were $(7,000) and $(219,000) for the three months ended September 30, 2015 and 2014, respectively. Unrealized (losses)/gains on the investments included in consolidated statements of other comprehensive income were $(1,000) and $434,000 for the nine months ended September 30, 2015 and 2014, respectively. Our realized (losses)/gains from the sale of our marketable securities totaled $(2,000) and $108,000 for the three months ended September 30, 2015 and 2014, respectively. Our realized (losses)/gains from the sale of our marketable securities totaled $(9,000) and $(444,000) for the nine months ended September 30, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

As of September 30, 2015 our marketable securities investments had an effective maturity of 1.24 years and an average effective duration of 0.22 years. The majority of our marketable securities are invested in investment-grade corporate bonds.

(4) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw material and supplies	$2,850	$3,052
Work in process	416	931
Finished goods	22,054	14,852
	25,320	18,835
Inventory reserve	(3,812)	(4,076)

Inventory, net	$21,508	$14,759

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$252	$699
Buildings and improvements	6,186	6,351
Equipment	3,862	2,978
Construction in progress	946	10
	11,246	10,038
Less accumulated depreciation and amortization	(2,829)	(1,847)
Property, plant and equipment, net	$8,417	$8,191

Depreciation and amortization expense related solely to property plant, and equipment depreciation was approximately $920,000 and $2.2 million for the three and nine months ended September 30, 2015, respectively. The depreciation and amortization expense was approximately $646,000 and $1.7 million for the three and nine months ended September 30, 2014, which includes approximately $91,000 and $249,000 related to cost of goods sold, respectively. Following the execution of our Sale Leaseback Agreement in July 2014, we no longer record any depreciation expense in cost of good sold and the entire depreciation amount for the three and nine months ended September 30, 2015, respectively, was recorded in selling, general and administrative expense.

In addition to owned property, the Company also has $14.7 million in leased assets, which is net of accumulated depreciation of approximately $1.4 million as of September 30, 2015. At December 31, 2014 leased assets totaled $15.4 million which is net of accumulated depreciation of approximately $439,000.

(6) Long-term Debt and Other Financing Arrangements

The Company's long-term borrowing consisted of the following (in thousands, except for interest rates):

Description	Interest rate	September 30, 2015	December 31, 2014
Software Financing	11.25%	158	202
Senior secured debt – HSBC Bank PLC	1.10%	$3,050	$—
Promissory note—Payable to Former Shareholder of TLC	2.63%	3,096	3,373
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,098	1,375
Other miscellaneous notes	4.00%	367	516
Capital lease obligation	14.18%	15,791	15,800
Total debt		23,560	21,266
Less current maturities		(1,121)	(974)
Long-term debt and other financing arrangements, net of current maturities		$22,439	$20,292

Software Financing

The Company entered into two financing arrangements for licensing and installation support for Sage X3 Premium, the ERP System utilized at the Longaberger Company. These financing arrangements were entered into on different dates. The first arrangement was entered into on September 27, 2013 and calls for 36 monthly payments of approximately $5,000. The second arrangement was entered into on January 30, 2014 and calls for 36 monthly payments of approximately $4,400.

Senior Secured debt – HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt from HSBC Bank PLC, with a term of two years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pound sterling (GBP) and secured by approximately $2.9 million in cash shown as "restricted cash" on our unaudited condensed consolidated balance sheets and there are no other covenants related to the debt. The cash collateral is held in a GBP denominated account.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, we issued a $4.0 million promissory note in connection with the purchase of TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million promissory note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018. The note is secured by a lien on the assets of Agel.

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

The payment under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. The interest expense associated with the lease payments was $560,000 and $558,000 for the three months ended September 30, 2015 and 2014 respectively. Interest expense recognized for the nine months ended September 30, 2015 and 2014 was $1,663,000 and $558 respectively. Amortization expense of $263,334 and $176,000 was recorded in the three months ended September 30, 2015 and 2014 respectively. $790,000 and $176,000 was recorded as amortization expense for the nine months ended September 30, 2015 and 2014, respectively. The gain on sales of real estate amortized over the life of the lease was $42,000 and $126,000 for the three and nine months ended September 30, 2015, respectively. The three and nine months ended September 30, 2014 had an amortized gain on the sale of real estate totaling $28,000. On September 30, 2015 the current portion of the lease totaled $54,000.

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

(7) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCI"), net of taxes, is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$192	$320
Other comprehensive income (loss) before reclassifications	(215)	(1)	(216)
Amount reclassified from AOCI	—	—	—
Net other comprehensive income (loss) at September 30, 2015	$(87)	$191	$104

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party, and line of credit payable are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity of these financial instruments. Our available for sale securities (Level 1) was $3.5 million and (Level 2) $0 at September 30, 2015. Our available for sale securities (Level 1) was $129,000 and (Level 2) $862,000 at December 31, 2014.

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At September 30, 2015, the accrued liability was approximately $0.8 million compared to $1.0 million at December 31, 2014. There can be no assurance that actual results will not materially differ from the Company’s estimates.

(10) Income Taxes

As of September 30, 2015, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax asset is reflected as of September 30, 2015. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. A deferred tax liability is recorded within other current liabilities in the amount of $537,000 and non-current liabilities in the amount of 763,000 within our condensed consolidated balance sheets.

The deferred tax expense for the three and nine months ended September 30, 2015 was approximately $36,000 and $109,000 respectively. Deferred tax expense for the three and nine months ended September 30, 2014 was approximately $134,000 and $224,000, respectively. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense/(benefit) for the three and nine months ended September 30, 2015 was $(66,000) and $247,000, respectively. Current tax expense for the three and nine months ended September 30, 2014 was approximately $298,000 and $790,000, respectively. The current tax is based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(11) Share-Based Compensation Plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The SARs Program vests over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the three and nine months ended September 30, 2015 was $12,000 and $(1.2) million, respectively, compared to $544,000 and $941,000 for the three and nine months ended September 30, 2014, respectively. The share-based compensation expense is included in selling, general and administrative expenses on the Company’s consolidated income statements. As of September 30, 2015, total unrecognized compensation cost related to unvested share-based compensation was $201,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015.  The 2015 Stock Plan allows for the issuance of up to 1,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of September 30, 2015, there were approximately 1.1 million options issued and outstanding under the 2015 Stock Plan.

On July 30, 2015, the Company entered into separate consulting agreements with two individuals pursuant to which each will provide certain business and financial advisory services to the Company. In connection with the consulting agreements, each consultant was granted options exercisable for 500,000 shares of the Company’s common stock, par value $0.0001 per share under the Company’s 2015 Stock Incentive Plan (for an aggregate of 1,000,000 shares). The options have an exercise price $1.27 and are fully vested on the date of the grant and expire on July 30, 2020. These options are accounted for in equity and are recorded to additional paid in capital on our consolidated balance sheets. Share-based compensation expense for the three and nine months ended September 30, 2015 related to these options was $1.1 million and $1.1 million, respectively. The stock-based compensation expense is included in selling, general and administrative expenses on the Company’s consolidated income statements.

On June 23, 2015, 50,000 options were granted to each of two executive officers of the Company. These options were issued at an exercise price of $1.23, and they vest in equal quarterly installments over the next three years beginning July 1, 2015. In accordance with ASC 718, these options are recognized as equity and expensed over the vesting period of three years. The fair value of the options is approximately $87,000, and Share-based compensation expense for the three and nine months ended September 30, 2015 was $5,000. The stock-based compensation expense is included in selling, general and administrative expenses on the Company’s consolidated income statements. As of September 30, 2015, total unrecognized compensation expense related to unvested share-based compensation was $83,000, which is expected to be recognized over a three-year period.

(12) Loss Per Share Attributable to CVSL

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants of approximately 7.0 million and outstanding options of 1.1 million were excluded from the fully diluted loss per share because inclusion of the warrants in the loss per share computation would be anti-dilutive.

(13) Segment Information

CVSL operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the nine months ended September 30, 2015 and September 30, 2014, respectively approximately $62.4 million or 67.9% and $32.5 million or 43.1% of our revenues were generated in international markets. For the three months ended September 30, 2015 and September 30, 2014, respectively approximately $27.5 million or 74.5% and $10.8 million or 45.1% of our revenues were generated in international markets. We have grouped our products into the following five operating segments: Gourmet Food Products, Nutritional and Wellness, Home Décor, Publishing and Printing, and Other. Substantially all of our long-lived assets are located in the U.S. Of these five operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

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
Segment information, which includes all operating segments, for the three and nine months ended September 30, 2015 and September 30, 2014 are shown in the tables below (in thousands):

Three months ended
	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$6,543	$22,433	$7,667	$226	$85	$36,954
Gross profit	2,366	13,297	6,193	149	82	22,087
Operating expenses						(26,488)
Loss on marketable securities						(2)
Gain on Acquisition						—
Interest expense						(564)
Loss from operations before income tax provision						$(4,967)

2014
Revenue	$2,381	$12,165	$8,950	$323	$198	$24,017
Gross profit	1,318	3,794	7,614	204	134	13,064
Operating expenses						(18,823)
Loss on marketable securities						108
Gain on Acquisition						—
Interest expense						(713)
Loss from operations before income tax provision						$(6,364)

Nine months ended
	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$14,250	$54,147	$22,425	$729	$364	$91,915
Gross profit	5,092	31,908	17,796	465	263	55,524
Operating expenses						(66,654)
Loss on marketable securities						(9)
Gain on Acquisition						2,819
Interest expense						(1,906)
Loss from operations before income tax provision						$(10,226)

2014
Revenue	$4,989	$39,623	$29,106	$936	$620	$75,274
Gross profit	2,685	12,380	24,210	597	373	40,245
Operating expenses						(52,850)
Loss on marketable securities						(444)
Gain on Acquisition						—
Interest expense						(1,192)
Loss from operations before income tax provision						$(14,241)
In accordance with ASC 280-10-50, we have disclosed below the total assets for which there has been a material change from the amount disclosed in the last annual report. The total assets related to the reportable segment, Home Décor, increased over $27.7 million from December 31, 2014 to September 30, 2015 primarily due to the acquisition of Kleeneze in March 2015, which at September 30, 2015, had approximately $21 million in total assets.

The below table shows the total assets for each reportable segment, which have been reconciled to the consolidated total assets (in thousands):

	September 30, 2015	December 31, 2014
Gourmet Food Products	$552	$1,142
Home Décor	55,926	28,184
Nutritionals and Wellness	9,675	11,693
All other segments	11,569	16,288
Consolidated total assets	$77,722	$57,307

(14) Related Party Transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. CVSL has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. CVSL has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended September 30, 2015 and 2014, we recorded $0.48 million and $0.48 million, respectively in Reimbursement Fees that were included in selling, general and administrative expense in the consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, we recorded $1.54 million and $1.44 million, respectively.

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

The Company has yet to service the loans related to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is CVSL’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by CVSL and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, CVSL filed a motion to compel arbitration and dismiss claims in the State Court Action.

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

Impairment charges totaled $0 and $192,000 for the three and nine month ending September 30, 2015, respectfully. Goodwill for TBT at September 30, 2015 was approximately $190,000, net of accumulated impairment. Accumulated impairment of goodwill since the acquisition in October 2013 is approximately $375,000.

The following table provides the components of and changes in the carrying amount of Goodwill (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (c)	—	—	—	—
Impairment(a)	—	(192)	—	(192)
Other(b)	—	—	(183)	(183)
Balance September 30, 2015	$7,073	$(3,170)	$(183)	$3,720
(a) Related to the impairment of Tomboy Tools
(b) Primarily reflects the impact of foreign exchange.
(c) This is inconsistent with the second quarter 2015 filing. Previously, we had estimated an addition of goodwill as a result of the Kleeneze acquisition. However, after completion of our preliminary purchase price allocation, we have determined no goodwill was acquired.

Identifiable Intangible Assets
The following table provides the components of Identifiable intangible assets (in thousands, except amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2015	Weighted Average Amortization period (in years)
Indefinite-lived intangible assets:
Trade name and trademarks (d)	$2,288	$—	$2,288	—
Finite-lived intangible assets:
Trade name and trademarks	5,579	(2,479)	3,100	18
Other intellectual property	363	(63)	300	8
	$8,230	$(2,542)	$5,688	17
(d) This amount differs from the Intangible asset amount of $2.24 million shown in Note 2 regarding the Kleeneze acquisition due to foreign exchange rate effects of $49,000

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted Average Amortization period (in years)
Indefinite-lived intangible assets:
Trade name and trademarks (d)	$—	$—	$—	—
Finite-lived intangible assets:
Trade name and trademarks	5,579	(2,348)	3,231	19
Other intellectual property	363	(36)	327	9
	$5,942	$(2,384)	$3,558	17

Amortization
Amortization expense related to acquired intangible assets that contribute to our trade names, trademarks and other intellectual property is included in amortization of intangible assets. Amortization expense related to intangible assets is included in depreciation and amortization in the operating expenses. Total amortization expense for intangible assets was $52,000 for the third quarter of 2015 and $52,000 for the third quarter of 2014, and $155,000 for the first nine months of 2015 and $134,000 for the first nine months of 2014.

As of September 30, 2015, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

Amortization of Intangible Assets
2015 (remaining three months)	$52
2016	$206
2017	$206
2018	$206
2019	$206
Thereafter	$2,525

Impairment
Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. We determined that no impairment of indefinite-lived intangible assets should be made in the period.

(16) Subsequent Events

Acquisition of Betterware

On October 15, 2015, Trillium Pond AG, a corporation organized in Switzerland (“Trillium Pond”), wholly owned by a Swiss subsidiary (CVSL AG) of the Company, entered into and consummated a Share Purchase Agreement (the “SPA”) with Robert Way and Andrew Lynton Cohen (“Sellers”) pursuant to which Trillium Pond purchased from the Sellers all of the issued and outstanding share capital of Stanley House Distribution Limited (“Stanley House”), a company incorporated in England. Stanley House has one wholly owned subsidiary, Betterware Limited (“Betterware”).

Betterware was founded in 1928, and sells a variety of household products in the United Kingdom and Ireland through a team of approximately 5,000 distributors.

Pursuant to the SPA, Trillium Pond purchased and acquired all 99,980 issued and outstanding shares of Stanley House common stock in exchange for payment to the Sellers of: (i) an aggregate cash payment of £1,000,000 ($1,535,000), of which £750,000 ($1,151,000) was paid to Mr. Way and £250,000 ($384,000) was paid to Mr. Cohen, the cash payments being funded from a portion of the cash acquired in the acquisition; (ii) Convertible Notes (the “Notes”) in the aggregate principal amount of £3,748,000 ($5,753,000)(a note in the principal amount of £2,811,404 ($4,315,000) issued to Mr. Way and a note in the principal amount of £936,635 ($1,438,000) issued to Mr. Cohen); and (iii) 976,184 shares of the Company’s common stock (the “Common Stock”) having a value on the date of issuance of $1,111,000 (732,236 shares were issued to Mr. Way and 243,948 shares were issued to Mr. Cohen). The shares of Common Stock issued to Mr. Way and Mr. Cohen under the SPA and issuable upon conversion of the Notes are subject to certain leak-out provisions, as set forth in a Lock-Up Agreement, that restrict sales of stock under certain circumstances based upon the number of shares being sold and the trading volume of the Company’s Common Stock.

The Notes mature after three (3) years and bear interest at a rate of two percent (2%) per annum, compounded annually and payable monthly. The Notes provide for aggregate cash payments of approximately (i) £10,222 ($16,000) on the 14th day of each of months 1-6 after issuance; and (ii) £20,444 ($32,000) on the 14th day on each of months 7-36 after issuance; provided, however that if certain milestones are not met part or all of the payment may be made at the option of the Company by the issuance of shares of the Company’s Common Stock instead of cash. In addition, the Notes provide for the payments in the aggregate amount of £1,024,000 ($1,572,000) at the Company’s election, in cash or shares of the Company’s Common Stock on each of the twelve, twenty four and thirty six month anniversary of the issuance date of the Notes. The Seller has the right upon a stock payment to cancel the portion of the Note subject to the stock issuance and forfeit such payment. The Notes may be prepaid in cash at any time.

In connection with the acquisition, Betterware and Trillium Pond entered into a service agreement with Mr. Way (the “Service Agreement”) pursuant to which Mr. Way was retained as the managing director of Betterware and has also agreed to serve as a board member of Betterware and Trillium Pond.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors."

Business Overview

Our strategy is to be a platform of multiple consumer brands, where independent sales representatives can pursue earning opportunities at their own pace, using company-provided IT systems, including back office tools and "business in a box," with e-commerce tools to enhance their ability to serve customers. Our team has many years of experience in the direct-to-consumer sector and use our expertise to strengthen the companies we acquire and to identify targets for potential acquisition.

We have one “product,” which is opportunity for the independent sellers in our sales forces. They earn money for their families and have the freedom to decide for themselves how much time and effort to put into their business. Our platform of multiple brands supports that opportunity. We do not consider our strategy to be a “rollup.” Each of our companies keeps its own distinct brand identity, its own sales force, its own compensation plan and its own product line. Behind the scenes, in operational areas such as finance, accounting, treasury, technology and supply chain, we find synergies and achieve efficiencies by eliminating duplication of effort and cost.

We place particular emphasis on serving and supporting the independent sales forces of our companies. We are keenly aware that our ultimate success is to a large extent based upon the energy and activity of our companies’ sales forces. Therefore, we focus on giving them the leadership, motivation, support, tools, incentives and encouragement that they need to grow their own businesses and benefit their families. We work to enhance the performance of the companies we acquire and to help each of them achieve positive free cash flow.

In the third quarter, our management team continued our concentration on strengthening the companies within our existing portfolio. One of the most important aspects of this continued to be cost control, finding and eliminating duplicative and excessive SG&A costs in all areas of our portfolio companies.

Our strategy is to be increasingly diversified, thereby reducing risk. We believe that CVSL may already be the most diversified direct-to-consumer company in the sector. Our diversification takes many forms, including multiple product lines, both male and female sales forces, multiple geographic markets, different types of companies including both new and established companies, varying compensation plans, and so on.

We have grown at a rapid pace as a result of our acquisitions. There are now ten companies in the CVSL portfolio, having completed our acquisition of Betterware Ltd. in the fourth quarter. With each acquisition, we have expanded our product base and our base of independent sales representatives and potential customers. This convergence of personal relationships, social media and relationship-based commerce is what gives us our unique blend of attributes for growth. As we scale up through additional acquisitions and organic growth, we expect that these attributes will be amplified. This sector has unique characteristics quite unlike the traditional retail sector, and it must be managed accordingly.
As interesting acquisition opportunities arise, we conduct a thorough evaluation of them. We intend to be opportunistic about acquisitions. We also will consider opportunities to extend our brands into additional markets wherever possible. That being said, our primary focus currently is to be as effective as possible in managing and improving our existing businesses and generating free cash flow.
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
As expected, conditions affecting each individual company have posed challenges to our company as a whole. However, we expect our operating and net losses to continue to decrease over time as we have implemented certain operating and administrative efficiencies.
We are confident that our strategy is working and we believe that third quarter results show progress in executing our strategy.

Current CVSL Portfolio

Our disciplined acquisition strategy is derived from the industry knowledge and operating expertise of our management team, which we believe allows us to identify, evaluate and integrate direct-to-consumer companies that can benefit from our company’s resources, while contributing to our overall growth strategy. We have grown at a rapid pace as a result of our recent acquisitions and intend to continue to opportunistically pursue additional acquisitions while improving the fundamental strength of our existing businesses. As of the date of this filing, our platform of direct-to-consumer brands is comprised of the following nine businesses:

Business	Date of Acquisition	Number of Countries with Sales Presence	Product Categories
The Longaberger Company	March 18, 2013	2	Home Décor
Your Inspiration at Home	August 22, 2013	3	Gourmet Foods and Spices
Tomboy Tools	October 1, 2013	1	Home Improvement and Home Security
Agel	October 22, 2013	40	Nutritional Supplements and Skin Care
My Secret Kitchen	December 20, 2013	1	Gourmet Foods and Spices
Paperly	December 31, 2013	1	Personalized Stationery
Uppercase Living	March 13, 2014	2	Home Décor
Kleeneze	March 24, 2015	2	Home Décor and Cleaning
Betterware	October 15, 2015	2	Home Décor and Cleaning

Through a series of nine acquisitions of direct-to-consumer companies that offer a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. We completed the acquisition of the assets or stock of the following seven companies in 2013 and 2014: The Longaberger Company (“TLC”) (a direct-to-consumer brand selling premium hand-crafted baskets and a line of products for the home), Your Inspiration at Home, Ltd. (“YIAH”) (a direct-to-consumer brand selling hand-crafted spices from around the world), Tomboy Tools, Inc. ("Project Home”) (a direct-to-consumer brand selling a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC (“Agel”) (a direct-to-consumer brand selling nutritional supplements and skin care products), My Secret Kitchen Limited (“MSK”) (a direct-to-consumer brand selling a unique line of gourmet food products), Paperly, LLC (“Paperly”) (a direct-to-consumer brand selling custom stationery and paper products), and Uppercase Living, LLC (“Uppercase”) (a direct-to-consumer brand selling customizable vinyl expressions for display on walls).

During the first quarter of 2015, we completed the acquisition of our eighth direct-to-consumer company, Kleeneze Limited (“Kleeneze”), which is based in the United Kingdom.

In October 2015, following the end of the third quarter, we acquired our ninth direct-to-consumer company by purchasing Stanley House Distribution Limited, which owns 100% of Betterware Ltd. With this acquisition, we have added to our already large presence in the United Kingdom market. Founded in 1928, Betterware has grown into a community of more than 5,000 independent distributorships, offering a wide variety of several thousand cleaning, health, beauty, home, outdoor and other products to customers across the U.K. and Ireland. We believe there are strong opportunities for synergies with other companies in our portfolio, especially others in the UK market like Kleeneze.

Overview of Operating Segments

Gourmet Food Products

The gourmet food products category remained our fastest growing segment in the third quarter. Globally, sales and recruiting continued their robust growth. In August, an innovation called Flavour Stacks™ was unveiled at YIAH’s annual sales convention. It is an auto-ship product that provides recipes and pre-measured spices for a different gourmet meal each month.

We believe that the robust growth will continue as more recently opened markets for products in this segment, such as New Zealand, Canada, the U.K. and the U.S., begin to gain traction and achieve increased scale in the segment in places like Australia. There are many new geographies that we believe are well-suited for the gourmet food products, or represent markets where we already have resources and sales infrastructure to support growth, and will look to continue to opportunistically expand this category globally.

The gourmet food products segment tends to have higher gross margins than companies in some of our other categories like home decor. We believe the consumable nature of these products also makes this a key category in our portfolio.

The following companies offer products in the gourmet food products segment:

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Pty. Ltd., an Australian corporation which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct-to-consumer company which sells hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to the United States, Canada and New Zealand. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our common stock.

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

Home Décor

The home décor segment remains our largest segment and will likely continue to be the largest group in our portfolio with the addition of another brand within this segment through the acquisition of Betterware in October of 2015. Given our large presence in the U.K. and Ireland within the home décor segment, we are focused on ways to reduce overlapping warehouse and other operational costs and believe that with the subsequent acquisition of Betterware Ltd., there will be important synergies and efficiencies to be gained as well as an enhanced position in the UK home shopping market.

We believe that improved product sourcing, progress in supply chain, product delivery times and efficiencies within distribution have the opportunity to make our gross margins within the home décor segment more attractive as those synergies continue to be implemented in the future.

The home décor segment within CVSL has in the past had higher discounts and promotional costs relative to some of our other segments. We have emphasized in recent months a reduction in discounting and indiscriminate free shipping to improve gross margins and escape the brand damage done by excessive discounting of these high quality products.

Within the home décor segment, The Longaberger Company emphasized hands-on leadership in the sales field. Longaberger’s senior management, most notably Longaberger's chairman and president John Rochon Jr., traveled extensively, meeting with Longaberger sales leaders and Home Consultants in their home communities, receiving their suggestions and re-connecting the company with those who sell its products. In July, Longaberger’s annual convention returned to the Ohio community where it had begun 20 years earlier, further reinforcing the essence of the Longaberger brand.

At Kleeneze, improvement was achieved during the quarter in sales, recruiting and retention. During the third quarter of 2015, Kleeneze took additional steps to enhance e-commerce activity within its sales network, by using social media groups and pages to post product information and to support it with payment and shipping tools including a distributor linked interactive catalogue, in order to stimulate new avenues for sales and recruiting.

We have re-affirmed for our sales network and employees our respect for their brand and given confidence that their company is in the hands of ownership which understands their channel.  Such confidence, in our view, will help our home décor, and all of our companies, realize its potential over the coming years as we seek operational efficiencies and growth opportunities.

The following companies offer products in the home décor segment:

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

Betterware

In October 2015, we acquired 100% of Stanley House Distribution Limited, which owns 100% of Betterware Limited, through one of our Swiss subsidiaries, Trillium Pond AG. Betterware was founded in 1928, and sells a variety of household products in the United Kingdom and Ireland through a team of approximately 5,000 distributors. Pursuant to the SPA, Trillium Pond purchased and acquired all 99,980 issued and outstanding shares of Stanley House common stock in exchange for payment to the Sellers of: (i) an aggregate cash payment of $1.5 million, the cash payments being funded from a portion of the cash acquired in the acquisition; (ii) Convertible Notes in the aggregate principal amount of $5.8 million; and (iii) 976,184 shares of CVSL common stock. The Notes mature after three years and bear interest at a rate of two percent (2%) per annum, compounded annually and payable monthly. In addition, the Notes provide for the payments in the aggregate amount approximately $1.6 at the our election, in cash or shares of the Company’s Common Stock on each of the twelve, twenty four and thirty six month anniversary of the issuance date of the Notes.

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

Nutritional and Wellness

Nutrition and wellness is a significant part of the direct-to-consumer marketplace.  Agel brings to CVSL’s portfolio a unique and appealing line of nutritional products in gel form, which are more easily absorbed by the body than nutritionals in pill form, as well as a newly-launched, revolutionary skin care line.  Our nutritional and wellness segment has the most global footprint of our five segments, selling into more than 40 countries around the world.  We believe that this global presence can help other of our segments and brands over time to reduce the costs of entry into international markets in which we already have a presence.

Agel introduced a new skin care product and a new probiotic product at the company’s annual convention in Lyon, France in September. Our Vice Chairman and Chief Financial Officer, John Rochon Jr., attended and addressed the convention.

The skin care product is called Caspi™ and we believe it is one of the most innovative breakthroughs the skin care category has seen in decades. Caspi was developed by a team of cosmetic chemists and it uses stem cell extract from fine Siberian Sturgeon caviar, combined with 24 karat gold, to give skin a healthier, more youthful appearance. We are very excited about Caspi's future within our portfolio and its prospects for growth within our nutritional and wellness segment. We anticipate that growth in this product will also contribute to potential gross margin expansion within the segment as a whole.

The probiotic product is called Agel BIO™ and delivers the benefits of a probiotic to the body in a suspension gel, which allows for better absorption in the intestine. When Agel introduced it in September, the reaction among the sales force was very enthusiastic and this much-anticipated product is expected to be a source of revenue growth in this segment.

One of our team's areas of emphasis within the nutritional and wellness segment is strengthening the link between sales and production, to improve the way we track sales demand in its various markets in which we sell nutritional products and then better anticipate inventory needs. The aim is to keep product flowing to customers wherever they are in the world and to keep them supplied with whatever nutritional or wellness product they want at any given time.

The following company offers products in the nutritional and wellness segment:

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc., a Delaware corporation which acquired substantially all of the assets of Agel Enterprises, LLC. Agel is a direct-to-consumer business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. Agel's products are sold in over 40 countries. Agel acquired substantially all the assets of Agel Enterprises, LLC in exchange for total consideration of 372,330 shares of our common stock (of which 28,628 shares were issued in January 2014), the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million.

Publishing and Printing

The following companies offer products in the publishing and printing segment:

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

Other

The following company offers products in other segments:

Tomboy Tools

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct-to-consumer company which sells a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition. For a period of time TBT used the name "Project Home," but have returned to the use of the name "Tomboy Tools," as we believe it is a stronger brand name.

Our Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$36,954	$24,017	$91,915	$75,274
Program costs and discounts	(4,044)	(4,380)	(9,203)	(14,577)
Net revenue	32,910	19,637	82,712	60,697
Costs of sales	10,823	6,573	27,188	20,452
Gross profit	22,087	13,064	55,524	40,245
Commissions and incentives	11,999	5,801	30,479	18,779
Gain on sale of assets	(532)	(633)	(615)	(1,040)
Selling, general and administrative	13,014	12,556	34,479	32,751
Depreciation and amortization	920	555	2,228	1,419
Share based compensation expense	1,087	544	(109)	941
Impairment of goodwill	—	—	192	—
Operating loss	$(4,401)	$(5,759)	$(11,130)	$(12,605)

Revenue (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet Food Products	$6,543	17.7%	$2,381	9.9%	$14,250	15.5%	$4,989	6.6%
Home Décor	22,433	60.7%	12,165	50.7%	54,146	58.9%	39,623	52.6%
Nutritionals and Wellness	7,667	20.7%	8,950	37.3%	22,425	24.4%	29,106	38.7%
Publishing & Printing	226	0.6%	323	1.3%	729	0.8%	936	1.2%
Other	85	0.2%	198	0.8%	364	0.4%	620	0.8%
Revenue	$36,954	100.0%	$24,017	100.0%	$91,914	100.0%	$75,274	100.0%

Gross profit (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Gross Profit	Percent of Total	Gross Profit	Percent of Total	Gross Profit	Percent of Total	Gross Profit	Percent of Total
Gourmet Food Products	$2,366	10.7%	$1,318	10.1%	$5,092	9.2%	$2,685	6.7%
Home Décor	13,297	60.2%	3,794	29.0%	31,908	57.5%	12,380	30.8%
Nutritionals and Wellness	6,193	28.0%	7,614	58.3%	17,796	32.1%	24,210	60.2%
Publishing & Printing	149	0.7%	204	1.6%	465	0.8%	597	1.5%
Other	82	0.4%	134	1.0%	263	0.5%	373	0.9%
Gross Profit	$22,087	100.0%	$13,064	100.0%	$55,524	100.0%	$40,245	100.0%

Revenue

Total revenue for the three months ended September 30, 2015 increased by $12.9 million, or approximately 53.9% compared to the same period in 2014, primarily due to the impact of a full quarter of our recent acquisition of Kleeneze at the end of March of 2015. Revenue for the nine months ended September 30, 2015 increased by $16.6 million, or approximately 22.1% compared to the same period in 2014. Results for the nine months ended September 30, 2015 were impacted by turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, closing the company’s discount outlet stores and reducing the emphasis on overall program discounts at the company. We anticipated a short-term negative revenue impact from these steps but believe that it will lead to growth and strength in the fundamental business over the long-term. The increase in revenues due to the inclusion of Kleeneze in our results, since our acquisition in March of 2015, was offset partially by the decline in revenue at TLC. For the three months ended September 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $10.2 million. For the nine months ended September 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $4.5 million.

CVSL operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the nine months ended September 30, 2015 and September 30, 2014, respectively approximately $62.4 million or 67.9% and $32.4 million or 43.0% of our revenues were generated in international markets. For the three months ended September 30, 2015 and September 30, 2014, respectively approximately $53.1 million or 143.7% and $21.6 million or 89.9% of our revenues were generated in international markets. We have grouped our products into the following five operating segments: gourmet foods, nutritional and wellness, home décor, publishing and printing, and other. Substantially all of our long-lived assets are located in the U.S. Of these 5 operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

Gross Profit

Gross profit increased by $9.0 million in the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015 gross profit increased by $15.3 million compared with the same period in 2014. Gross profit margins increased to 59.8% from 54.4% for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, gross profit margins increased to 60.4% from 53.5% for the nine months ended September 30, 2014. The expansion in gross profit margins was primarily a result of less discounting at TLC and the lack of discounting at Kleeneze that reduced program costs and discounts as a percentage of revenue and increased gross margins. The increase in gross margins as a result of less discounting was offset partially by an increase in cost of goods sold as a percentage of revenue to 29.6% from 27.2% for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to a cost of goods sold increase at Kleeneze due to higher distribution and warehousing costs related to the service agreement entered into with Express Gifts Limited (a subsidiary of Findel Plc) at the acquisition of Kleeneze in March 2015.

Operating Losses

Operating losses decreased by $1.4 million in the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015 operating losses decreased by $1.5 million compared with the same period in 2014. These results are in line with our expectations at this stage in the execution of our strategy and represent a positive trend toward positive operating margins as we continue to improve the portfolio businesses and gain additional cost efficiencies from eliminating redundant overhead. In the last two years we have purchased eight direct-to-consumer companies, up-listed to the NYSE MKT and executed a $20.0 million equity raise. We believe we are poised for the next stage of our growth having built our current platform. We believe our strategy will continue to have benefits from scale and will continue to aggressively pursue accretive acquisition targets to improve our operating results.

Operating Expenses

Commissions and Incentives

Total commissions and incentives as a percentage of revenue increased to 32.5% from 24.2% for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015 total commissions and incentives as a percentage of revenue increased to 33.2% from 24.9% for the same period in 2014. Included in the commission and incentives expense for the nine months ended September 30, 2015 was an adjustment recorded in the three months ended June 30, 2015 that increased commissions and incentives by $1.1 million to correct an error from the three months ended March, 2015 (see "Significant Adjustments" section of Note 1). Without this adjustment, commissions and incentives expense as a percentage of revenues for the three months ended June 30, 2015 would have been 29.6%. However, program costs and discounts as a percent of revenue decreased to 10.0% from 19.4% for the nine months ended September 30, 2015 and 2014, respectively, and decreased to 10.9% from 18.2% for the three months ended September 30, 2015 and 2014, respectively, primarily as a result of less discounting at TLC and the fact that Kleeneze has almost no discounting, but a higher commission and incentive expense as a percentage of revenue. We believe it is useful to compare both commissions and incentives along with program costs and discounts together as a percentage of revenue, as well. Together, these two items represented 43.2% and 44.3% of revenue for the nine months ended September 30, 2015 and 2014, respectively, and 43.4% and 42.4% for the three months ended September 30, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") incurred during the three months ended September 30, 2015 increased to $13.0 million compared to $12.6 million for the same period in 2014. However, selling, general and administrative expenses as a percentage of revenue decreased from 52.3% to 35.2% as a result of cost reductions at CVSL's subsidiaries, primarily TLC, as well as fewer legal and advisory fees associated with acquisitions due to increasing internal efficiencies in our deal process. For the nine months ended September 30, 2015 and 2014, respectively, SG&A decreased to 37.5% from 43.5%. We expect that these costs will decrease as a percentage of revenue as we continue to find and implement cost efficiencies and as we continue to grow, as many of our SG&A expenses will not increase as we continue to scale up our business through organic and acquisition-based growth. Included in the SG&A expense for the three months ended September 30, 2015 and nine months ended September 30, 2015 was an adjustment related to our SARs Program recorded in the three months ended June 30, 2015 that decreased SG&A by $1.1 million to correct an error from the three months ended March, 2015 (see "Significant Adjustments" section of Note 1). Without this adjustment, SG&A as a percentage of revenues for the three months ended June 30, 2015 would be 38.2%.

Gain/Loss on Marketable Securities

Our marketable securities as of September 30, 2015 include fixed income and equity investments classified as available for sale. At September 30, 2015, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled $3.5 million. At December 31, 2014, the fair value of the equity securities totaled $0 and the fair value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the nine months ended September 30, 2015 totaled $2.6 million. The net proceeds from the sales of our marketable securities total $6.7 million for the nine months ended September 30, 2014.

Unrealized gains on the investments included in consolidated statements of other comprehensive income were $(7,000) and $(219,000) for the three months ended September 30, 2015 and 2014, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $(1,000) and $434,000 for the nine months ended September 30, 2015 and 2014, respectively.

Our realized (losses)/gain from the sale of our marketable securities totaled $(2,000) and $108,000 for the three months ended September 30, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $(9,000) and $(444,000) for the nine months ended September 30, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses. These securities are Level 1 securities estimated based on quoted prices in active markets.

Non-Controlling Interest

Non-controlling interest losses were approximately $2.9 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. Non-controlling interest had losses of approximately $1.0 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The increase in the current period was primarily due to the re-classification of sale-leaseback expenses from CVSL corporate to TLC to more accurately represent TLC's primary use of the leased facilities for its operations.

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

The following table presents a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA for each of the periods presented:

Net Loss to Adjusted Operating EBITDA Reconciliation (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,938)	$(6,662)	$(10,582)	$(15,030)
Interest, net	564	713	1,906	1,192
Income tax expense	(29)	298	356	789
Depreciation and amortization	920	555	2,228	1,419
EBITDA	(3,483)	(5,096)	(6,092)	(11,630)
Specific capital market event expense	134	185	676	294
Specific M&A deal/diligence expense	65	233	277	517
One-time stock compensation expense	1,068	—	(109)	—
Inventory write-off	200	—	200	—
Adjusted EBITDA	(2,016)	(4,678)	(5,048)	(10,819)
M&A infrastructure expense	758	774	2,078	2,538
Adjusted Operating EBITDA	$(1,258)	$(3,904)	$(2,970)	$(8,281)

Specific Capital Market Event Expense

Specific Capital Market Event Expense would include expenses related to certain activities such as listing or other exchange fees, road show and other expenses related to equity offerings, and fees associated with filings like our S-3 expensed in a given period.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. We also have access to the capital markets through public offerings, such as the one we completed in March 2015. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $9.0 million as of September 30, 2015, an increase of $5.4 million from December 31, 2014, primarily due to our March 2015 public offering and cash acquired in our acquisition of Kleeneze, offset by cash used for the acquisition of Kleeneze, paying down accounts payable balances at TLC and other uses of cash for operations.

We also continued our disposal of buildings and land that are not used by our operating companies or core to our go-forward business strategy. Land and building sales of this kind in the third quarter totaled in excess of $700,000, which was a contribution of cash to ongoing working capital needs. While the majority of our excess buildings and land has been sold, we believe there is still an opportunity to generate incremental cash from future disposals of this kind.

Currently we do not have a revolving credit facility or other working capital facility at CVSL. Although we believe we have sufficient cash and cash equivalents, as well as marketable securities, to fund our business currently, we recognize that there may be additional needs for working capital as we invest in our current businesses and as we look for accretive future acquisitions. We are constantly evaluating the most efficient capital available for these purposes.

Cash Flows

Cash used in operating activities for the nine months ended September 30, 2015 was $(9.0) million, as compared to net cash used in operating activities of $(11.4) million for the nine months ended September 30, 2014. Our principal uses of cash have included legal and professional fees associated with the acquisitions; legal, due diligence and other fees related to other potential acquisitions; the cost of buying inventory; labor and benefits costs; and commissions and incentives.

Net cash used in investing activities for the nine months ended September 30, 2015 was $(6.0) million, as compared to a net cash provided by investing activities of $19.0 million for the nine months ended September 30, 2014. The Company used $(18.9) million to buy marketable securities and had proceeds of $16.3 million from the sale of marketable securities, and $(1.4) million was used for capital expenditure, primarily to upgrade IT infrastructure, for the nine months ended September 30, 2015.

Net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2015 compared to net cash used of $(8.7) million for the nine months ended September 30, 2014. Through the issuance of common stock and warrants in a public offering consummated in March 2015, we raised net proceeds of $18.4 million. The cash inflows were offset by $3.0 million held in collateral as restricted cash on our combined consolidated balance sheet.

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

Contractual Obligations

See Footnote (6) “Long-term debt and other financing arrangements” of our accompanying condensed consolidated financial statements for a full description of the Company’s contractual debt obligations. The following table displays our future payments on contractual obligations:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal Payments on Debt	$227	$931	$3,858	$715	$412	$1,417	$7,560
Interest Payments on Debt	45	159	91	61	43	63	462
Capital Lease Obligations	597	2,363	2,377	2,448	2,521	28,282	38,588
Operating Lease Obligations	294	589	489	361	349	2,212	4,294
							$50,904

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which was filed with the SEC on March 23, 2015, other than the purchase accounting performed on the acquisitions in 2015. This involves management's estimate of the fair value of the net assets of the company.

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

Foreign Currency Exchange Risk

Revenue from customers outside of the United States represented approximately 67.9% and 43.0% of our total net revenues for the nine months ended September 30, 2015 and 2014, respectively. We expect that revenue from foreign customers will continue to represent an increasingly large percentage of our revenue.

Interest rate risk

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates.

We entered into a Credit Facility with HSBC Bank as of March 24, 2015 for the approximated amount of $3.0 million.  The Credit Facility bears a variable interest rate based on the Bank of England base rate plus 0.6%, and on June 30, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 1.1%. The Credit Facility matures on March 24, 2017, unless earlier repurchased. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements, if interest rates were to increase or decrease by 1.0% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $34,000.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated an communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were not effective because of material weaknesses in our internal controls over financial reporting.

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

In February of 2015 we completed our conversion to a new ERP system at TLC. We believe that the system has had a positive impact on both our internal controls over financial reporting and, over a longer period once additional subsidiaries are migrated to this system, will allow for simplified consolidation procedures and increased efficiencies for our accounting team. We encountered certain challenges in the conversion, including the need for additional training for our staff on the new system, as well as some initial errors in how information was flowing between our front-end sales system and our ERP system (see "Significant Adjustments" section in Footnote 1). We believe we have discovered and corrected these errors since the implementation of the system and are confident that the new ERP system represents a significant upgrade to our prior system at TLC. We have also corrected certain errors and revised and added additional disclosures in our current quarterly report on Form 10-Q through our review process.

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $(39.8) million as of September 30, 2015 and $(32.2) million as of December 31, 2014 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.a

Because we have recently acquired a large number of businesses, it is difficult to predict if we will continue to generate our current level of revenue.

Prior to March 2013, our primary business was publishing a monthly magazine, Happenings Magazine, and prior to September 2012, we were engaged in the development and commercialization of medical devices. Between March of 2013 and the date of this filing, we completed nine business acquisitions, changing our business focus away from that of the publishing business and medical devices business towards the direct-to-consumer business. It is too early to predict whether consumers will accept, and continue to use, on a regular basis, the products generated by the companies we acquired in these recent acquisitions or the direct-to-consumer companies we hope to acquire in the future. We have had a very limited operating history as a combined entity and the impact of our recent acquisitions is difficult to assess. Therefore, our ability to sustain our current revenue is uncertain and there can be no assurance that we will continue to be able to generate significant revenue or be profitable.

We rely upon our existing cash balances and cash flow from operations to fund our business and if our cash flow from operations is inadequate, we will need to continue to raise capital through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing significantly scale back our operations, and/or discontinue many of our activities which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms. If we should lose, at any point, S-3 eligibility that could affect our ability to raise additional capital.

Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on October 22, 2018 and February 14, 2023 that have principal balances of $1.1 million and $3.1 million, respectively as of September 30, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. The debt owed to HSBC had a balance of $3.1 million as of September 30, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of September 30, 2015 and December 31, 2014, we had approximately $3.5 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither September 30, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the nine months ended September 30, 2015, we realized a loss on marketable securities of $9,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

We may be unsuccessful in integrating the business operations of our recently acquired subsidiaries Kleeneze and Betterware with ours, which, if it were to occur, would negatively impact our growth strategy.

There can be no assurance that we will be able to successfully complete the integration of Kleeneze and Betterware's business operations following our recent acquisition acquisitions, the failure of which could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. The integration of the Kleeneze and Betterware transactions may include the following challenges:

•	assimilating Kleeneze and Betterware's business operations, products and personnel with our existing operations, products and personnel;

•	estimating the capital, personnel and equipment required for Kleenezs and Betterware's business based on the historical experience of management;

•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	successfully developing and marketing Kleeneze and Betterware's products and services;

•	entering a market in which we have limited prior experience; and

•	coordinating our efforts throughout various distant localities and time zones, such as the United Kingdom where Kleeneze and Betterware are based.

Our growth strategy, as well as our recently acquired subsidiaries, will be subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

Our business is difficult to evaluate because we have recently expanded, and intend to continue to expand, our product offerings and customer base.

Although our business has grown rapidly, we are still in the early stages of the implementation of our primary growth strategy, which is to increase our acquisitions of, and our number of strategic transactions with, other direct-to-consumer companies, such as the recent Kleeneze and Betterware acquisitions, and potentially companies engaged in other direct-to-consumer related businesses. As such, it may be difficult for investors to analyze our results of operations, to identify historical trends or even to make quarter-to-quarter comparisons because we have operated many of these newly-acquired businesses for a relatively limited time and intend to continue to expand our product offerings. Our growth strategy, as well as each business we acquire, is subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. In light of the stage of our development, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, that our activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of our plans.

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

The financing for future acquisitions could dilute the interests of our shareholders, result in an increase in our indebtedness, or both. The issuance of our common stock in the offering completed in March 2015 (the "Offering") resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriter’s over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons. For example, the financing of the Betterware transaction allows for the payment of certain obligations under the convertible note with shares of common stock which may dilute existing stockholders. Other reasons may include:

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

During the nine months ended September 30, 2015, 67.9% of our revenues were derived from markets outside of the United States. In 2014, 43.0% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

We will test our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. For the year ended December 31, 2014, we have included an impairment charge of $0.5 million as a result of this testing. For the three months ended September 30, 2015 we recognized an impairment charge of $0. Although we believe these charges are non-cash in nature and do not affect our operations or cash flow, these charges reduce shareholders’ equity and reported results of operations in the period charged.

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
Date: November 9, 2015

By:	/s/ John Rochon, Jr.

John Rochon , Jr .
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: November 9, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32.1	Certification pursuant to 18 U.S.C. Section 1350.**

32.2	Certification pursuant to 18 U.S.C. Section 1350.**

101.INS	Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** Filed herewith