Form 10-K
period 2015-12-31
JRjr33, Inc.
filed 2016-06-28
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-36755

JRjr33, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0534701 (I.R.S Employer Identification No.)
2950 North Harwood Street, 22nd Floor, Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(469) 913-4115
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE MKT, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16,083,849, based on $1.20, the closing price of the Registrant's common stock reported by the NYSE MKT, LLC on that date.

The number of shares outstanding of common stock as of June 27, 2016 was 36,085,324 shares.

Documents incorporate by reference: None

Jrjr33, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statement are contained principally in Part I, Item 1. “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.” We do not undertake any obligation to update any forward-looking statements.

You should refer to Item 1A. “Risk Factors” of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracies may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” “JRJR,” and "JRJR Networks" refer to JRjr33, Inc. and its subsidiaries.

Item 1. Business

Business Overview

Our strategy is to be a growing, global platform of multiple direct-to-consumer brands, a place where independent sales representatives in markets around the world can pursue earning opportunities at their own pace, using company-provided IT systems, including back office tools and "business in a box," with e-commerce tools to enhance their ability to serve customers.

Our team has many years of experience in the direct-to-consumer sector and use our expertise to strengthen the companies we acquire and to identify targets for potential acquisition.

We have one “product,” which is opportunity for the independent sellers in our sales forces. They earn money for their families and have the freedom to decide for themselves how much time and effort to put into their business. Our platform of multiple brands supports that opportunity. We do not consider our strategy to be a “roll-up.” Each of our companies keeps its own distinct brand identity, its own sales force, its own compensation plan and its own product line. Behind the scenes, in operational areas such as finance, accounting, treasury, technology and supply chain, we find synergies and achieve efficiencies by eliminating duplication of efforts and costs.

We place particular emphasis on serving and supporting the independent sales forces of our companies. We are keenly aware that our ultimate success is based upon the energy and activity of our companies’ sales forces. Therefore, we focus on giving them the leadership, motivation, support, tools, incentives and encouragement that they need to grow their own businesses, benefit their families and achieve their dreams. We work to enhance the performance of the companies we acquire and to help each of them achieve positive free cash flow.

During the fourth quarter, and throughout 2015, our management team continued our concentration on strengthening the companies within our existing portfolio. One of the most important aspects of this continued to be cost control, finding and eliminating duplicative and excessive SG&A costs in all areas of our portfolio companies.

Our strategy is to be diversified, thereby reducing risk. We believe that JRJR is a diversified direct-to-consumer company in the sector. Our diversification takes many forms, including multiple product lines, both male and female sales forces, multiple geographic markets, different types of companies including both new and established companies, varying compensation plans, and so on.

We have grown at a rapid pace as a result of our acquisitions. Two of the largest companies in our portfolio, Kleeneze and Betterware Ltd., were acquired during 2015; these two acquisitions roughly doubled the revenue of JRJR, on a pro forma basis. Refer to Note (3), Acquisitions, Dispositions and Other Transactions to our consolidated financial statements included in this report for the pro forma impacts of the Kleeneze and Betterware acquisitions.

There are now ten companies in the JRJR portfolio, as we completed our acquisition of Betterware in the fourth quarter of 2015. With each acquisition, we have expanded our product base and our base of independent sales representatives and potential customers. This convergence of personal relationships, social media and relationship-based commerce is what we believe gives us our unique blend of attributes for growth. As we scale up through additional acquisitions and organic growth, we expect that these attributes will be amplified. This sector has unique characteristics which are quite unlike those of the traditional retail sector. Companies in this sector must be managed accordingly, by persons who understand this channel’s uniqueness.

As interesting acquisition opportunities arise, we conduct a thorough evaluation of them. We intend to continue to be opportunistic about acquisitions. We also will consider opportunities to extend our brands into additional markets wherever possible.

It should also be noted that, as JRJR assimilates the companies we have already acquired and grows increasingly more efficient, the corporate overhead required to make our initial acquisitions is expected to continue to decline, as a percentage of revenue.

That being said, our primary focus currently is to be as effective as possible in managing and improving our existing businesses and generating free cash flow.

On a consolidated basis, the operating companies within JRJR continue to improve performance, particularly when one considers that many of them were troubled or under-performing turnarounds when we acquired them. Taking an under-performing company, identifying unnecessary costs, integrating its operations, identifying weaknesses and effecting a turnaround obviously requires time to accomplish. We believe we have made very satisfactory progress in these turnaround tasks, recognizing that each JRJR company brings its own unique needs, strengths, weaknesses and opportunities. That is why the JRJR story is an ongoing story of finding efficiencies, reducing costs, spotting opportunities for top line growth, creating increasing predictability of revenue and reducing risk over time through portfolio diversification.

Having multiple direct-to-consumer companies, selling multiple brands and multiple product categories, in markets around the world, through multiple sales forces paid through multiple compensation plans creates what we believe is an ever-wider base and an ever-greater diversification of risk.

Our results can be impacted by economic, political, demographic and business trends and conditions in the United States as well as globally. A rise or fall in economic conditions, including such factors as inflation, economic confidence, recession and disposable income can affect the direct selling industry, as the independent sales representatives who comprise the sales forces of our various companies make decisions based, at times, on those economic factors. A weak or uncertain economy historically has been favorable to micro-enterprise/direct-to-consumer companies, because in times of economic distress, increasing numbers of individuals look for ways to supplement or replace their income and becoming an independent sales representative can provide this supplemental income. Similarly, when jobs are lost, many are forced to seek independent means of earning a living or supplementing family income. However, economic distress can reduce customers' disposable income, making it more difficult to convince a customer to buy a non-essential product or service from a direct-to-consumer company and therefore negatively impacting our revenue.

As expected, conditions affecting each individual company have posed challenges to our company as a whole. However, we expect our operating and net losses to continue to decrease over time as we have implemented certain operating and administrative efficiencies.

We are confident that our strategy is working and we believe that fourth quarter results, as well as results for the full year of 2015, show that we are making continuing progress in executing our strategy.

In particular, we believe that significantly increasing the size of the JRJR portfolio during the course of 2015 and building a broader base will have the result of reducing the volatility of our projections and financial results. We believe that our increasing diversification is already having the effect of reducing variance and providing more predictability of our results.

Current JRJR Portfolio

Our disciplined acquisition strategy is derived from the industry knowledge and operating expertise of our management team, which we believe allows us to identify, evaluate and integrate direct-to-consumer companies that can benefit from our company’s resources, while contributing to our overall growth strategy. We have grown at a rapid pace as a result of our recent acquisitions and intend to continue to opportunistically pursue additional acquisitions while improving the fundamental strength of our existing business. As of the date of this filing, our platform brands is comprised of the following businesses:

Business	Date of Acquisition	Number of Countries with Sales Presence	Products Categories
Happenings Communications	September 25, 2012	1	Publishing and Printing
The Longaberger Company	March 18, 2013	2	Home Décor
Your Inspiration at Home	August 22, 2013	4	Gourmet Foods and Spices
Tomboy Tools	October 1, 2013	2	Home Improvement and Home Security
Agel	October 22, 2013	51	Nutritional Supplements and Skin Care
My Secret Kitchen	December 20, 2013	2	Gourmet Foods and Spices
Paperly	December 31, 2013	1	Personalized Stationery
Uppercase Living	March 13, 2014	2	Home Décor
Kleeneze	March 24, 2015	2	Home Décor and Cleaning
Betterware	October 15, 2015	2	Home Décor and Cleaning

Through a series of ten acquisitions that offer a diverse product mix, we have expanded our product offerings as well as our base of sales representatives and customers. In 2012, we acquired Happenings Communications Group ("HCG"). We completed the acquisition of the assets or stock of the following seven companies in 2013 and 2014: The Longaberger Company (“TLC”) (a direct-to-consumer brand selling premium hand-crafted baskets and a line of products for the home), Your Inspiration at Home, Ltd. (“YIAH”) (a direct-to-consumer brand selling hand-crafted spices from around the world), Tomboy Tools, Inc. ("TBT") (a direct-to-consumer brand selling a line of tools designed for women as well as home security monitoring services), Agel Enterprises, LLC (“Agel”) (a direct-to-consumer brand selling nutritional supplements and skin care products), My Secret Kitchen Limited (“MSK”) (a direct-to-consumer brand selling a unique line of gourmet food products), Paperly, LLC (“Paperly”) (a direct-to-consumer brand selling custom stationery and paper products), and Uppercase Living, LLC (“UAI”) (a direct-to-consumer brand selling customizable vinyl expressions for display on walls).

During the first quarter of 2015, we completed the acquisition of our eighth direct-to-consumer company, Kleeneze Limited (“Kleeneze”), which is based in the United Kingdom. In October 2015, we acquired our ninth direct-to-consumer company by purchasing Stanley House Distribution Limited, which owns 100% of Betterware Ltd. ("Betterware"). With this acquisition, we have added to our already large presence in the United Kingdom market. Founded in 1928, Betterware has grown into a community of more than 7,000 independent distributors, offering a wide variety of several thousand cleaning, health, beauty, home, outdoor and other products to customers across the U.K. and Ireland. We believe there are strong opportunities for synergies with other companies in our portfolio, especially those in the U.K. market such as Kleeneze.

Overview of Operating Companies

Gourmet Food Segment

The gourmet food category remained our fastest growing segment during 2015. Globally, sales and recruiting continued their robust growth.

We believe that the robust growth will continue as more recently opened markets for products in this segment, such as New Zealand, Canada, the U.K. and the U.S., gain traction and achieve increased scale in the segment in places like Australia. There are many new geographies that we believe are well-suited for our gourmet food products, or represent markets where we already have resources and sales infrastructure to support growth, and will look to continue to opportunistically expand this category globally. The vigorous and imaginative leadership of YIAH’s founder and CEO has been a driving force in the growth thus far of this part of our portfolio.

The gourmet food segment tends to have higher gross margins than companies in some of our other categories like home décor. We believe the consumable nature of these products also makes this a key category for JRJR.

The following companies offer products in the gourmet food segment:

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

My Secret Kitchen

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of MSK, an award-winning United Kingdom-based direct-to-consumer company which sells a unique line of food products. We acquired substantially all of the stock of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn-out of 5% of MSK's EBITDA from 2014 to 2016. To-date no payments have been made on the earn out, and no accruals for such earn out have been recorded.

During 2015, we identified ways by which My Secret Kitchen could benefit from the leadership of Your Inspiration At Home in the U.K. market, and we found synergies between the two brands, including warehouse and distribution and marketing support. We believe these synergies between our two gourmet food companies in the U.K. market is highly beneficial to both companies.

Home Décor Segment

The home décor segment remains our largest segment and will likely continue to be so, with the acquisition of Kleeneze in March 2015 and Betterware in October 2015. Both of these companies give us a presence in the U.K. and Ireland within the home décor segment, and we are focused on ways to reduce overlapping warehouse and other operational costs and believe that with the acquisition of Betterware, there are important synergies and efficiencies to be gained.

We believe that improved product sourcing, progress in supply chain, product delivery times and efficiencies within distribution have the opportunity to make our gross margins within the home décor segment more attractive as those synergies continue to be implemented in the future.

At Kleeneze, improvement was achieved during 2015 in sales, recruiting and retention. During the second half of 2015, Kleeneze took additional steps to enhance e-commerce activity within its sales network, by using social media groups and pages to post product information and to support it with payment and shipping tools including a distributor linked interactive catalogue, in order to stimulate new avenues for sales and recruiting.

We have re-affirmed for our sales network and employees our respect for their brand and given confidence that their company is in the hands of ownership which understands their channel. Such confidence, in our view, will help our home décor, and all of our companies, realize their potential over the coming years as we seek operational efficiencies and growth opportunities. During the fourth quarter, JRJR’s vice chairman, John Rochon Jr., made an intense effort to reach out to Kleeneze sales network members to hear their views and strengthen the ties between sales network and company.

The home décor segment within JRJR has in the past had higher discounts and promotional costs relative to some of our other segments. We emphasized during 2015 a reduction in discounting and indiscriminate free shipping to improve gross margins and escape the brand damage done by excessive discounting of these high quality products.

Within the home décor segment, The Longaberger Company emphasizes hands-on leadership in the sales field. Longaberger’s senior management, most notably Longaberger's chairman and president, John Rochon Jr., who was named to that position at mid-year, traveled extensively during 2015, meeting with Longaberger sales leaders and home consultants in their home communities, receiving their suggestions and re-connecting the company with those who sell its products. In July, Longaberger’s annual convention returned to the Ohio community where it had begun 20 years earlier, further reinforcing the essence of the Longaberger brand.

The fourth quarter at Longaberger, which is historically the strongest quarter due to holiday purchases, showed encouraging strength, reinforcing our view that Longaberger has finally stabilized after so many years of significant annual revenue decline. During 2015, Longaberger started showing EBITDA more consistently. During the year, Longaberger had four periods of positive

EBITDA compared to only two periods the prior year. This positive trend in earnings is a result of improved discounting practices, along with significantly improved procurement and treasury controls.

The following companies offer products in the home décor segment:

Kleeneze

In March 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Pursuant to the terms of a Share Purchase Agreement (the “SPA”) with Findel PLC (“Findel”), we purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which debt has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash remained with Kleeneze at closing.

Betterware

In October 2015, we acquired 100% of Stanley House Distribution Limited, which owned 100% of Betterware Limited, through one of our Swiss subsidiaries, Trillium Pond AG. Betterware was founded in 1928, and sells a variety of household products in the United Kingdom and Ireland through a team of approximately 7,900 distributors at acquisition. Pursuant to the SPA, Trillium Pond purchased and acquired all 99,980 issued and outstanding shares of Stanley House common stock in exchange for payment to the sellers of: (i) an aggregate cash payment of $1.5 million, the cash payments being funded from a portion of the cash acquired in the acquisition; (ii) convertible notes in the aggregate principal amount of $5.8 million; and (iii) 976,184 shares of our common stock. The convertible notes mature after three years and bear interest at a rate of two percent (2%) per annum, compounded annually and payable monthly. In addition, the convertible notes provide for payments in the aggregate amount of approximately $1.6 million at the our election, in cash or shares of our common stock, on each of the twelve, twenty four and thirty six month anniversaries of the issuance date of the convertible notes.

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct-to-consumer business based in Newark, Ohio which sells premium hand-crafted baskets and a line of products for the home, including pottery and other home décor products, through a nationwide network of independent sales representatives. TLC also has a retail destination in Frazeysburg, OH, referred to as The Longaberger Homestead. As consideration for the acquisition, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the "TLC Convertible Note"), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the TLC Convertible Note was converted into 1,625,000 shares of our common stock.

Uppercase Living

In March 2014, we formed Uppercase Acquisition, Inc., a Delaware corporation which acquired substantially all the assets of Uppercase Living LLC, a direct-to-consumer company which sells customizable vinyl expressions for display on walls. Consideration consisted of 28,920 shares of our common stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that acquired the assets for the years ended December 31, 2014, 2015 and 2016, payable in cash or shares of our common stock at our discretion. The shares of common stock for this acquisition were issued in April and June 2014. To-date no payments have been made on the earn out, and no accruals for such earn out have been recorded.

Nutritional and Wellness Segment

The following company offers products in the nutritional and wellness segment:

Agel Enterprises

In October 2013, we formed Agel Enterprises, Inc., a Delaware corporation which acquired substantially all of the assets of Agel Enterprises, LLC. Agel is a direct-to-consumer business based in Utah that sells nutritional supplements and skin care products through a worldwide network of independent sales representatives. Agel's products are sold in over 50 countries. Agel acquired substantially all the assets of Agel Enterprises, LLC in exchange for total consideration of 372,330 shares of our common stock (of which 28,628 shares were issued in January 2014), and the delivery of a purchase money note, dated the closing date, in the original principal amount of $1.7 million.

Nutrition and wellness is a significant part of the direct-to-consumer marketplace.  Agel brings to our portfolio a unique and appealing line of nutritional products in gel form, which are more easily absorbed by the body than nutritionals in pill form, as well as a newly-launched, revolutionary skin care line.  Our nutritional and wellness segment has the most global footprint of our five segments, selling into more than 50 countries around the world.  We believe that this global presence can help other of our segments and brands over time to reduce the costs of entry into international markets in which we already have a presence.

Agel introduced a new skin care product, Caspi™, and a new probiotic product, Agel BIO™ , at the company’s annual convention in Lyon, France in September 2015. Our Vice Chairman, John Rochon Jr., attended and addressed the convention.

We believe that Caspi is one of the most innovative breakthroughs the skin care category has seen in decades. Caspi was developed by a team of cosmetic chemists and it uses stem cell extract from Siberian Sturgeon caviar, combined with 24 karat gold, and is designed to give skin a healthier, more youthful appearance. We are very excited about Caspi's future within our portfolio and its prospects for growth within our nutritional and wellness segment. We anticipate that growth of this product will also contribute to potential gross margin expansion within the segment as a whole.

Agel BIO™ is designed to deliver the benefits of a probiotic to the body in a suspension gel, to allow for better absorption in the intestine. When Agel introduced it in September 2015, the reaction among the sales force was very enthusiastic and this much-anticipated product is expected to be a source of revenue growth in this segment.

Publishing and Printing Segment

The following companies offer products in the publishing and printing segment:

Happenings Communications Group

On September 25, 2012, we acquired 100% of HCG as part of the Share Exchange Agreement ("Share Exchange Agreement".) HCG publishes a monthly magazine, Happenings Magazine, that highlights events and attractions, entertainment and recreation, and people and community in Northeast Pennsylvania. HCG also provides marketing and creative services to various companies, and can provide such services to direct-to-consumer businesses. Services HCG provides may include creating brochures, sales materials, websites and other communications for independent sales representatives and ultimate customers.

Paperly

In December 2013, we formed Paperly, Inc., a Delaware corporation, which acquired substantially all of the assets of Paperly, a direct-to-consumer company that allows its independent sales representatives to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 7,797 shares of our common stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The shares of our common stock for this acquisition were issued in 2014. We assumed liabilities of $110,022 in connection with the acquisition. To-date no payments have been made on the earn out, and no accruals for such earn out have been recorded.

Other Segments

The following company offers products in other segments:

Tomboy Tools

In October 2013, we formed CVSL TBT LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct-to-consumer company, which sells a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of $471,477 in connection with the acquisition. For a period of time TBT used the name "Project Home," but has returned to the use of the name "Tomboy Tools," as we believe it is a stronger brand name.

Our History

We were incorporated under the laws of Delaware in April 2007 under the name Cardio Vascular Medical Device Corporation. In June 2011, we converted to a Florida corporation and changed our name to Computer Vision Systems Laboratories, Corp. On May 27, 2013, we changed our name to CVSL Inc. ("CVSL"). On September 25, 2012, we completed an initial share exchange whereby we acquired 100% of the issued and outstanding capital stock of Happenings Communications Group, Inc. ("HCG"), a magazine publisher, in exchange for 21,904,302 shares of our common stock representing approximately 90.0% of our issued and outstanding capital stock at such time. At that time, we announced our strategy to create a platform for the acquisition of multiple companies within the direct-to-consumer sector. In December 2012, we decided to terminate our medical device line of business. On October 16, 2014, we effected a 1-for-20 reverse stock split of our authorized and our issued and outstanding common stock.

On March 7, 2016 we changed our name to JRjr33, Inc. and began doing business as JRJR Networks. We also changed our stock symbol to JRJR in January 2016 in connection with the name change.

Other Recent Financial Developments

Convertible Note Financing

On November 20, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which we issued to the Purchaser for an aggregate subscription amount of $4,000,000: (i) a Senior Secured Convertible Note (the “Senior Convertible Note”); and (ii) 375,000 shares of our common stock. In connection with our obligations under the Senior Convertible Note, we and our direct and indirect domestic subsidiaries (the “U.S. Subsidiaries”) entered into a Security and Pledge Agreement with the Purchaser, as collateral agent (the “Security Agreement”), pursuant to which we and the U.S. Subsidiaries granted a lien on all of our assets, subject to existing security interests (the “Collateral”), for the benefit of the Purchaser, to secure our obligations under the Senior Convertible Note. In connection with the delays in filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 we have issued 450,000 shares of our common stock in 2016 to the purchaser due to such failure to timely file and the purchaser has agreed that the failure to timely file would not constitute an event of default provided we issue the purchaser 50,000 shares of our common stock for each additional ten business days that the filing is late.

Underwritten Offering

On March 4, 2015, we closed a firm commitment underwritten public offering (the “Offering”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”) of 6,667,000 shares of our common stock and warrants (the “Warrants”) to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement that we entered into with Aegis, as the representative of the Underwriters, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The Underwriters partially exercised their over-allotment option to purchase additional Warrants to purchase 113,200 shares of common stock at a per Warrant price of $.0001. The gross proceeds from the Offering were $20.0 million and the net proceeds were approximately $17.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants. We used approximately $0.2 million ($2.1 million gross less $1.9 million of cash acquired) of the net proceeds from the Offering to acquire Kleeneze. The remaining net proceeds are being used for general working capital purposes, including ongoing operations, expansion of the business and further research and development

At-the-Market Issuance Sales Agreement

On December 3, 2014, we entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During 2015, we sold 101,083 shares under the agreement and received aggregate net proceeds of $684,000.

Strengths and Competitive Advantages

We believe that the following sets us apart from our competitors:

Our experienced management team and board of directors.   Our management team and the Board are comprised of highly experienced industry leaders, including John P. Rochon, our Chairman of the Board and Chief Executive Officer. Mr. Rochon has

40 years of experience in capital markets, finance, operations, mergers and acquisitions, business planning, technology, sales and brand building, including an ownership position and prior senior management experience as the Chairman and Chief Executive Officer of Mary Kay Inc., a company he led through global expansion to 37 countries, a major investment in technology and a successful management-led leveraged buyout. John Rochon Jr., our Vice Chairman, has spent most of his life in the direct-to-consumer industry and has a deep understanding of how to provide active, charismatic, hands-on leadership to the independent sales networks of our various operating companies.  He travels the world mobilizing and supporting the sales networks and providing the direct link between them and the company itself. Other members of the senior management team and the Board have also had significant experience in the direct selling industry and other industries, including Russell Mack (Mary Kay, American and United Airlines, the White House), William Randall (Mary Kay, BeautiControl) and Julie Rasmussen (Mary Kay, Hertz Russia, with clients including RJR Nabisco, Johnson and Johnson). In addition, our management team also includes other employees and consultants with significant experience in the direct selling industry such as Thomas Reynolds, Ph.D. (Wirthlin Reynolds, clients including Coca Cola, Federal Express, Procter and Gamble).

Our diverse product offerings and large distributor and customer base.   Each company that we acquire adds to our diverse product offerings portfolio as well as to our large representative and customer base. We currently offer products in the following categories: home décor, gourmet foods and spices, nutritional supplements, personalized stationery, skin care, home improvement and home security. We intend to grow our business into additional product and service categories. This diversification, in our view, leads to less risk and more predictability of financial performance, as JRJR is less and less dependent upon any one operating company or segment.

A differentiated shopping experience integrating social media and other state of the art technologies.   We provide a differentiated shopping experience for our customers through our energized sales force and our innovative use of social media and other technologies for the sale of products, which provides a multi-channel presence.

For example, each of our independent sales representatives may use their own personalized web page, which allows them to offer a convenient shopping experience and to establish a loyal customer base. In 2015 we continued our investment in improved IT resources, such as our own virtual server infrastructure, corporate network and software tailored to our distinct needs.

The internal side of the upgrade, the enterprise resource system, gives us improved ability to manage all aspects of its operations and finance, including financial planning, regular reporting of daily financial metrics to management, ordering of components for manufacturing and vendor-sourced products, accounting, and similar aspects of monitoring the business in order to make better-informed business decisions. The external side of the upgrade is the IT platform on which sales force members monitor their own businesses. It provides them with the information they need to track sales, their progress toward achievement and reward levels and their downline recruits. The IT platform also includes a customer-facing side of their IT platform, which includes the individual web sites on which customers can shop and place orders.

Our ability to benefit from the brand recognition and loyal customers of each company we acquire.   We strive to acquire target companies with well established brands and loyal customers. We believe this approach allows us to maximizes sales opportunities by increasing the chances that our customers will buy multiple products and services from our JRJR family of companies. We intend that each company that we bring into the JRJR community will maintain its own brand identity, independent sales representatives, key product lines and key leaders.

Our scalable business model. JRJR provides each company it acquires with a common corporate infrastructure that provides operating efficiencies in sourcing, manufacturing, IT, distribution and administration.

As an example, YIAH’s manufacturing facility in Australia has commenced production of certain products to be sold by My Secret Kitchen in the United Kingdom, allowing both companies to benefit from economies of scale and best practices in manufacturing. In addition, the distribution operations of Agel U.S. now takes place in the Ohio distribution facility with the other companies in the portfolio, thus achieving cost efficiencies and leveraging the expertise and experience of the internal leaders. We anticipate further integration over time of back-office functions by all our companies, resulting in what we expect to be additional cost synergies. “Shared services” continue to be developed in areas such as marketing support, travel, distribution, customer care and legal support.

JRJR also provides operational expertise and cross-pollination of business ideas across companies. Our role in managing our companies varies according to the needs and circumstances of each company. Our intention is that all of our companies will be able to operate in a relatively self-sufficient manner on a day-to-day basis, drawing upon our management as needed to set strategy, improve operations or solve problems, such as identifying suitable strategic business opportunities or other partnerships.

Our Strategy

Our goal is to combine the power of micro-enterprise with the power of personal networks, linking millions of interpersonal relationships in a virtual “community.” We are engaged in a long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. A core component is our ongoing acquisition strategy, which we expect will result in additional revenue being added as more companies are acquired. We intend to “build out” the JRJR family of companies across multiple dimensions by expanding in each of the following areas:

Product and Service Categories:   We seek to acquire micro-enterprise companies with diverse product and service offerings, which will allow us to gain a foothold in a fundamental category of products or services that has significant potential to grow over time. The size of a target company is not as important to us as gaining entry into a desirable new product or service category. We also believe that we will be able to grow each of our portfolio companies organically by leveraging our operational infrastructure, as well as shared best practices in operations, sales and sales field recruiting. As described under “Strengths and Competitive Advantages-Our Scalable Business Model,” we are already leveraging our operational infrastructure to support our current companies. For example, YIAH, Agel and Tomboy Tools use distribution space at our facilities in Ohio and the shared services events and marketing teams have helped multiple companies that previously used outside third parties with new catalogues and event planning. In addition to the shared operational resources currently being leveraged by the various companies, we have plans to continue to integrate the back office and leverage our operational resources.

Geography:   We seek to acquire companies in new geographic markets. During 2015, we significantly expanded our markets outside of the United States to the U.K. and Ireland. Our major markets outside the United States currently include the U.K., Ireland, Australia, Italy, Russia, Ukraine and Thailand. Each time we acquire a company in a new geographic market, we gain a foothold in that country which represents additional growth potential. Each new geographic market we are able to penetrate becomes an established platform in which our other portfolio companies may conduct commerce, saving the investment of time and expense that would otherwise be necessary for each company to open new markets individually.

Consumer Information:   Every micro-enterprise company we acquire brings with it names and contacts that represent personal relationships with current sellers, former sellers, current customers and former customers. We intend to use social media as one method to reach and connect all of these people. There are numerous connections already within the JRJR family of companies and we intend to continue to add many more connections through organic growth and acquisitions. The “consumer cloud” refers to a data base with a list of connections, including names of current and former sellers in our independent sales force, current and former customers, in some cases current and former hosts or hostesses (for party plan companies), and employees. The number of such connections varies according to the size of the company. The connections include such information as names, addresses, email addresses, phone numbers and past selling or purchasing history.

Every time any JRJR company adds another seller or customer, it obtains an additional connection from that person (organic growth), and each time JRJR acquires another company, it adds to its database the total number of connections which that acquired company has already accumulated. These connections represent personal relationships-between family members, friends, neighbors, co-workers, etc. When a consumer recommends a product to a friend, family member or neighbor, that recommendation carries more credibility than even the most effective advertising.

Gender Demographics:   The sales forces of our companies, as well as their customers, represent both gender demographics, although the gender breakdown varies from one company to another. We seek to acquire companies that will appeal to both gender demographics. In general, the micro-enterprise/direct selling sector globally tends to be more female than male. According to a study by the Direct Selling Association, 78% of direct selling entrepreneurs were female. However, both genders are represented in varying proportions, depending on the nature of the product or service.

The Direct Selling Industry

Direct selling is a well-established sales channel where products are marketed directly to customers, eliminating the need for middlemen, wholesalers, advertisers and retailers. The global direct selling market is a growing $183 billion industry. The U.S. portion of the industry alone exceeds $34 billion in annual sales. Worldwide, more than 100 million people are estimated to participate in direct selling. According to the World Federation of Direct Selling Associations, the four largest direct selling markets are the United States, Japan, China and Brazil, but the direct selling industry has a strong presence in every region of the world. Our management team believes that there are numerous companies in the micro-enterprise sector with annual revenues of $50 to $300 million.

Marketing, Manufacturing and Distribution

We presently have sales operations in over 50 countries and serve our customers through independent sales representatives. For the year ended December 31, 2015, approximately 71.0% of our revenue was derived from sales outside the United States and for the year ended December 31, 2014, approximately 41.4% of our revenue was derived from sales outside the United States. The independent sales representatives utilize marketing materials and websites to advertise products offered by our companies. Nearly all independent sales representatives have their own personalized website for customers to use for ordering products, which allows the sales representatives to run their business more efficiently and improves our order-processing accuracy. Representatives earn commissions by selling products to their customers, the ultimate consumer. We generally have no arrangements with end-users of our products beyond the representatives. No single representative accounts for more than 1% of our revenues.

Orders are placed using the Internet, mail, telephone, fax and directly with our representatives at events that they host, and payments are processed, often via credit card, when orders are taken. Once the order is processed, products are gathered at a distribution center and delivered to the customer through a combination of local and national delivery companies. We do not believe we are materially dependent on any single supplier for raw materials or finished goods. We purchase raw materials from numerous domestic and international suppliers. Sufficient raw materials were available during the year ended December 31, 2015, and we believe they will continue to be.

We believe alternative suppliers of raw materials are readily available if our current suppliers were to become unavailable. In some markets, we utilize retail locations to serve representatives and customers. We utilize third party manufacturers for some of our products and manufacture certain products ourselves, such as food products sold in Australia and baskets sold by TLC. We utilize the production capabilities of a 600,000 square foot manufacturing facility in Sherman, Texas, owned by Michael Bishop, a member of our Board of Directors, to produce products for YIAH that are being sold in the United States, as well as for their distribution.

In addition, we conducted production runs of certain Agel products, including of our new skin care line Caspi, in this facility in 2015 and expect to continue to utilize this facility to meet some of Agel’s production needs in the future. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal delivery companies for the delivery of our goods. We believe that there are several alternative delivery companies that could replace the current delivery companies, and there are several alternative manufacturers that could replace our current manufacturers.

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

For example, the FDA has in the past issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

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

Like companies that operate in our product categories, from time to time we receive inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Competition

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

Seasonality

Although we are not significantly affected by seasonality, certain of our companies, such as Longaberger, do experience increases in sales activity in the fourth quarter around Christmas.

Employees

As of December 31, 2015 and 2014, we had worldwide approximately 582 and 401 employees (including employees of our subsidiaries), respectively, as measured by full-time equivalency. These numbers do not include our independent sales representatives, who are independent contractors and are not considered employees. Our employees are not represented by a union or other collective bargaining group. We believe that we have a good relationship with our employees.

Independent Sales Representatives

As of December 31, 2015, we had approximately 63,000 independent sales representatives across our direct selling companies. Our independent sales representatives are not salaried and earn commissions by selling products to their customers, the ultimate consumer. They also earn revenue from the sales of products by representatives whom they recruit, train and motivate. One of the largest general and administrative expenses is commissions paid to our independent sales representatives. For the years ended

December 31, 2015 and 2014, we paid $34.1 million and $25.0 million, respectively, in commissions to our independent sales representatives.

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Investor Relations section of our Internet website, http://www.jrjrnetworks.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC, and is not intended to be an active link to our website. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. Our phone number is (469) 913-4115 and our facsimile number is (469) 913-4041.

Item 1A. Risk Factors

You should carefully consider the following risks in evaluating our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the market price of our common stock could decline.

Risks Relating To Our Business

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $(45.3) million as of December 31, 2015 and $(32.2) million as of December 31, 2014. Net losses attributable to JRjr33 totaled $(13.1) million for the the year ended December 31, 2015 and $(19.1) million for the year ended December 31, 2014. We expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing. Any such additional funding may not be available or may only be available on unfavorable terms. As a result, we may find it necessary to significantly scale back our operations and/or discontinue many of our activities, which could negatively affect our business and prospects. In addition, our failure to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the

quarter ended March 31, 2016, precludes us from being able to register our securities on a registration statement on Form S-3 for a one year period from the filing due date of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which will make it more difficult and expensive for us to register our common stock and attract additional capital. Therefore, without S-3 eligibility it will be unlikely that any warrant holders from our recent offering will pay cash if they effectuate their exercise within the next year.

Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on October 22, 2018 and February 14, 2023 that have principal balances of $1.0 million and $3.0 million , respectively as of December 31, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. We are also required to make monthly payments on our notes that mature May 19, 2017. The debt owed to HSBC had a balance of $3.0 million as of December 31, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our inability to file timely and accurate periodic reports may cause us to incur significant additional costs and may continue to affect our stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of the NYSE MKT stock exchange listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. We have not been able to, and may continue to be unable to, produce timely financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or in compliance with the NYSE MKT stock exchange listing requirements.

Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including:

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•
additional significant time and expense required to complete our remaining filings and the process of maintaining the listing of our common stock on NYSE MKT beyond the significant time and expense we have already incurred in connection with our accounting review to date;

•	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings;

•	limitations on our ability to raise capital and make acquisitions; and

•	general reputational harm as a result of the foregoing.

We have been notified by the NYSE MKT stock exchange that our common stock listing on the NYSE MKT stock exchange could be suspended or terminated on or after October 17, 2016 if we have not filed all of our outstanding periodic reports with SEC by that date. If our common stock listing on the NYSE MKT stock exchange is suspended or terminated, or if our stock is removed as a component of certain stock market indices, our stock price could materially suffer.  In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities.  Any or all of the foregoing could also result in the commencement of stockholder lawsuits against us.  Any such litigation, as well as any proceedings that could in the future arise as a result of our filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of our business, could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance.

The failure to comply with the terms of our outstanding senior secured convertible notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

We issued $4,000,000 of senior secured convertible notes to an accredited investor in November 2015 that is secured by substantially all of our assets and those of our subsidiaries.  We also issued convertible notes in the principal amount of £3,748,000 ($5,753,000 at the date of issuance) in connection with our October acquisition of Betterware. The $4,000,000 senior secured note matures on May 19, 2017 and the £3,748,000 in convertible notes issued mature in October 2018. The senior secured notes require us, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. If we fail to comply with the terms of the senior secured convertible note and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their note. In addition, in the event we fail to comply with the terms of the £3,748,000 in convertible notes, the note holders also could declare a note default and if the default were to remain uncured, as a creditor they would have the right to proceed against our assets subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

Our failure to file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is an event of default under our senior secured note. The lender has agreed to waive the event of default provided that we issue the lender 50,000 shares of our common stock for each ten business days that the filing is late. If we should fail to issue the common stock to the lender required beyond the date of filing of the Form 10-K and our Quarterly Report on Form 10-Q as the waiver requires, the loan would be in default and the lender could call the notes making them immediately payable. To date, we have issued 450,000 shares of common stock to the lender for such failure to timely file.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of December 31, 2015 and December 31, 2014, we had approximately $5.3 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither December 31, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the year ended December 31, 2015, we realized a gain on marketable securities of $0.2 million. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

We may be unsuccessful in integrating the business operations of our recently acquired subsidiaries Kleeneze and Betterware with ours, which, if it were to occur, would negatively impact our growth strategy.

There can be no assurance that we will be able to successfully complete the integration of Kleeneze and Betterware's business operations following our recent acquisitions; the failure of which could have an adverse affect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Our primary growth strategy is based on increasing our acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. The integration of the Kleeneze and Betterware transactions may include the following challenges:

•	assimilating Kleeneze and Betterware's business operations, products and personnel with our existing operations, products and personnel;

•	estimating the capital, personnel and equipment required for Kleeneze and Betterware's business based on the historical experience of management;

•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	successfully developing and marketing Kleeneze and Betterware's products and services;

•	entering a market in which we have limited prior experience; and

•	coordinating our efforts throughout various distant localities and time zones, such as the United Kingdom where Kleeneze and Betterware are based.

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

The financing for future acquisitions could dilute the interests of our shareholders, result in an increase in our indebtedness, or both. The issuance of our common stock in the offering completed in March 2015 (the "Offering") resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriter’s over-allotment option as well as the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, an acquisition, financing or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute shareholder interests, for a number of reasons. For example, the financing of the Betterware transaction and the senior secured convertible note that we issued in November 2015 each allow for the payment of certain obligations under such convertible note with shares of common stock which may dilute existing stockholders. Other reasons may include:

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

In completing prior acquisitions and any future acquisitions, including our recently acquired subsidiaries Kleeneze and Betterware, we have and will rely upon the representations and warranties and indemnities made by the sellers with respect to each such acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay the debt obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

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

We depend heavily on John P. Rochon and John Rochon, Jr., and we may be unable to find a suitable replacement for either of them if we were to lose their services.

We are heavily dependent upon John P. Rochon, our Chief Executive Officer and Chairman of our Board and John Rochon, Jr., our Vice Chairman of our Board. The loss or unavailability of either of them could have a material adverse effect on our prospects, business activities, cash flow, financial condition, results from operations and stock price.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services as we do not have the internal capabilities to provide such services, and many of our employees are also employees of such affiliated entities.

We utilize the services of Richmont Holdings, Inc. (“Richmont Holdings”), a private investment and business management company owned 100% by John P. Rochon, under a reimbursement of services agreement pursuant to which Richmont Holdings provides transactions and administrative services. JRJR has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for certain expenses incurred by us in connection with our access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-to-consumer companies. We continue to rely upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

Certain of our subsidiaries are dependent on their key personnel.

The loss of the key executive officers of certain of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by JRJR’s senior management, certain subsidiaries are primarily dependent upon their founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. For instance, YIAH is particularly dependent upon its Colleen Walters, its Chief Executive Officer and founder, who represents the YIAH brand to her sales force. The loss of this individual could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of certain of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

We experience a high level of competition for qualified representatives in the direct selling industry and the loss of key high-level independent sales representatives could negatively impact our growth and our revenue.

The independent sales leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent sales representative or a group of leading representatives could negatively impact our growth and our revenue.

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

Our foods, nutritional supplements and skin care products are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made about our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent sales representatives and attempt to monitor our sales representatives’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our independent sales representatives fail to comply with these restrictions, then we and our independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent sales representatives in such an instance would be dependent on a determination that we either controlled or condoned a non-

compliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent sales representatives.

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

We depend on outside suppliers for raw materials and finished goods. We also may use outside manufacturers to make all or part of our products. Our profit margins and timely product delivery may be dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. We do not believe we are materially dependent on any single supplier for raw materials or finished goods. However, in the event we were to lose multiple suppliers and experience delays in identifying or transitioning to alternative suppliers, we could experience product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials or finished goods in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. Our ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of our outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

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

In 2015, 71.0% of our revenues were derived from markets outside of the United States. In 2014, 41.4% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

The market for our products may depend significantly upon the value associated with product innovations and our brand equity. Many direct sellers own, obtain or license material patents and trademarks used in connection with the marketing and distribution of their products. Those companies must expend time and resources in developing their intellectual property and pursuing any infringement of that intellectual property. The laws of certain foreign countries may not protect a company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect a company’s patents and trademarks may be substantial.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stated growth strategy is to acquire companies, some of which may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has. However, in many cases, especially in the case of private companies we acquire, the financial systems that are in place may not be as robust as needed. We have identified many material weaknesses in our overall control environment. Our extensive material weaknesses identified caused us to miss our reporting requirements.

We will need to thoroughly reevaluate our control environment and implement the appropriate remediation actions to have an effective control environment:

•
We will need to evaluate our existing accounting personnel and evaluate their abilities so we can hire the appropriate accounting personnel with the experience commensurate with maintaining an effective control environment require for a publicly traded company with international operations.

•	We need to perform a risk assessment to identify all of our risks and address these risks with the appropriate processes and controls necessary to maintain an effective control environment.

•	We need to implement processes and controls over our consolidation process.

•	We need to implement reconciliation and review and approval processes over all material accounts in our financial statements.

•	We need to implement processes and controls to ensure all inventory received is appropriately accounted for in the financial statements.

•	We need to implement a reconciliation, review and approval process for all adjusting journal entries made to the Company’s financial statements.

•	We need to ensure we have the appropriate accounting personnel to identify and resolve complex accounting issues.

•	We need to ensure we develop processes and control activities that maintain the appropriate segregation of duties.

•	We need to develop controls to ensure our ERP system conversions are appropriately converted and all data is included in the new ERP system.

•	We need to develop the right processes, hire the right personnel, and implement the right control activities to ensure we are maintaining an effective control environment.

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

As a “smaller reporting company,” we qualify for certain exemptions to the NYSE MKT listing requirements, including the requirement that a majority of our directors be independent. Currently five of our ten directors are not “independent” under the NYSE MKT independence standards; however all members of our audit, compensation and nominating and corporate governance committee are independent directors. This lack of “independence” may interfere with our directors’ judgment in carrying out their responsibilities as directors

Several of our directors have other business interests, including Mr. Rochon, who controls Richmont Holdings. Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon and several of our other directors serve on the boards of directors of several other companies and, as a result of their business experience, may be asked to serve on the boards of other companies. We may compete with these other business interests for such directors’ time and efforts.

JRJR officers may also work for Richmont Holdings or its affiliated entities. These employees have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their other responsibilities.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our common stock.

We tested our goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and will do so in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of our goodwill and intangible assets include the price of our common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, we potentially could incur material impairment charges. For the year ended December 31, 2014, we have included an impairment charge of $489,000 as a result of this testing. For the year ended December 31, 2015, we recognized an impairment charge of $192,000. Although we believe these charges are non-cash in nature and do not affect our operations or cash flow, these charges reduce shareholders’ equity and reported results of operations in the period charged.

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

Our shares of common stock are currently listed on the NYSE MKT. If we fail to satisfy the continued listing requirements of the NYSE MKT, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the NYSE MKT may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NYSE MKT’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock. We have been notified by the NYSE MKT Stock Exchange that our common stock listing on the NYSE MKT Stock Exchange could be suspended or terminated if we have not filed all outstanding periodic reports with the SEC by October 17, 2016.

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

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. The issuance of our common stock in the public offering that was consummated in March 2015 resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriters’ over-allotment option as well as the exercise of any Warrants issued in the March 2015 offering will result in additional dilution to current shareholders. In addition, the conversion of the convertible notes issued in the Betterware transaction in October 2015 and our debt financing that was consummated in November 2015, will result in additional dilution to shareholders. The securities issued in the November 2015 debt financing have rights and preferences that are senior to rights of our common stock and we may in the future issue securities in connection with future financing activities or potential acquisitions that may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options, which we may grant in the future, may result in dilution to our shareholders. In addition, the issuance of shares of our common stock pursuant to the terms of the At-the-Market Issuance Sales Agreement, may result in dilution to our shareholders. Our articles of incorporation currently authorize us to issue 250,000,000 shares of common stock. Assuming the issuance of the Second Tranche Stock (which shares may only be issued under certain limited circumstances, as described above), the number of outstanding shares of our common stock would increase to in excess of 60,000,000 with approximately 190,000,000 shares of our common stock available for issuance. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

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

Companies listed on the NYSE MKT, such as our company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain the listing on NYSE MKT. The Exchange Act requires that reporting issuers, such as our company, file quarterly and annual reports containing our financial statements with the SEC. This Annual Report on Form 10-K was not timely filed and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 was not timely filed. We may, from time to time, again experience difficulties in meeting the SEC’s reporting requirements. Our recent failure and any future failure by us to timely file our periodic reports with the SEC could harm our reputation, negatively impact our financial condition, the trading price of our common stock and our ability to issue our shares in acquisitions. A failure to timely file our periodic reports with the SEC is a default under our senior secured convertible note issued to Dominion Capital LLC, from which we received a waiver related to this Form 10-K filing and our Quarterly Report on Form 10-Q provided that we continue to issue 50,000 shares of our common stock to the lender. For example, our failure to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 has resulted in our inability to remain S-3 eligible resulting, among other things, in our failure to meet the conditions that would require a cash exercise of the Warrants issued in our recent Offering. We will incur significant legal, accounting and other expenses related to compliance with applicable securities laws. Failure to comply with our responsibilities thereunder could cause sanctions or other actions to be taken by the SEC against us.

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

In addition, the Amended Share Exchange Agreement provides for the issuance of the Second Tranche Stock to Rochon Capital solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. The Second Tranche Stock, which possess no rights other than voting rights, may serve as a further deterrent to third parties looking to acquire us. See the section entitled “Certain Relationships and Related Transactions, and Director Independence”.

Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.

This issuance of shares of common stock in any offering, including the March 2015 offering, could result in resales of our common stock by our current stockholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

There is no public market for the Warrants to purchase shares of our common stock that were sold in the March 2015 offering.

There is no established public trading market for the Warrants that were sold in the March 2015 offering, and we do not expect a market to develop. In addition, we do not intend to apply to list the Warrants on any national securities exchange or other nationally recognized trading system, including the NYSE MKT. Without an active market, the liquidity of the Warrants will be limited.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the Warrants to exercise the Warrants.

The Warrants that were issued in the March 2015 offering do not confer any rights of share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire our common stock at a fixed price for a limited period of time. Holders of Warrants may exercise their right to acquire the common stock underlying the Warrants at any time after the date of issuance by paying an exercise price of $3.75 per share, prior to their expiration on the date that is five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. If an effective registration statement is not available at the time a Warrantholder exercises a Warrant, the Warrantholder will be entitled to exercise the Warrant on a cashless basis, depriving us of receipt of cash proceeds upon the exercise. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the Warrants, and, consequently, whether it will ever be profitable for investors to exercise their Warrants.

1B.   Unresolved Staff Comments

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Properties

The following table sets forth the location and approximate square footage of our major manufacturing, distribution and office facilities:

Entity	Location	Approximate Square Footage of Facilities	Land in Acres	Description of Property	Own/ Lease
JRJR	Dallas, Texas	9,446		JRJR corporate headquarters (effective November 2015)	Lease
JRJR	Luzern, Switzerland	350		European headquarters	Lease
TLC	Newark, Ohio	180,000	22	Longaberger headquarters	Own
TLC	Frazeysburg, Ohio	1,170,113	200	Manufacturing and distribution facilities	Lease
TLC	Frazeysburg, Ohio	121,300	32	Longaberger Homestead (retail, restaurants and historic structures)	Lease
Agel	Pleasant Grove, UT	10,656		Agel corporate headquarters	Lease
Agel	Moscow, Russia	4,166		Agel Moscow warehouse and distribution center	Lease
Agel	St Petersburg, Russia	487		Agel St. Petersburg warehouse and distribution center	Lease
Agel	Milan, Italy	1,399		Agel Italy warehouse and distribution center	Lease
Agel	Kazakhstan	1,086		Agel Kazakhstan warehouse and distribution center	Lease
Agel	Kiev, Ukraine	1,873		Agel Ukraine warehouse and distribution center	Lease
Agel	Kiev, Ukraine	1,737		Agel Ukraine office	Lease
Agel	Bangkok, Thailand	861		Agel Bangkok office	Lease
Agel	Bangkok, Thailand	560		Agel Bangkok warehouse	Lease
YIAH	Gold Coast, Australia	22,066		YIAH office and manufacturing	Lease
HCG	Clark's Summit, Pennsylvannia	2,080		Happenings Communications Group headquarters	Lease
Kleeneze	Accrington, United Kingdom	10,000		Kleeneze office	Lease
Betterware	Birmingham, United Kingdom	58,355		Betterware office, warehouse and distribution center	Lease

Effective November 23, 2015, our corporate headquarters are located in Dallas, Texas where we rent 9,446 square feet of office space for annual rent that will average $322,000 per year over the lease term. Prior to November 2015, our corporate headquarters were located in Plano, Texas where we rented 14,139 square feet of office space for annual rent of $351,492. TLC owns a 180,000 square foot facility that serves as its corporate headquarters, and leases a 1,170,113 square foot manufacturing and distribution facility and a 121,300 square foot facility that houses retail stores and restaurants, all located in Ohio, for aggregate annual lease payments of $2.9 million. Agel's corporate headquarters is located in Pleasant Grove, Utah where Agel rents 10,656 square feet of space for annual rent of approximately $189,000. In addition, Agel rents warehousing, distribution and office space in Russia, Ukraine, Thailand, Italy and Kazakhstan for annual rent of $181,000 in the aggregate. YIAH rents warehousing, distribution and office space in Australia for annual rent of approximately $150,000 and the HCG corporate headquarters in Pennsylvania are leased for an annual rent of approximately $21,000. JRJR leases 350 square feet for an annual rent of approximately $36,000 in Luzern, Switzerland which serves as our European Headquarters. Kleeneze rents 10,000 square feet of office space from Express Gifts, Ltd. under a right to occupancy agreement under which we recognize approximately $283,000 in rent expense per year. Betterware rents 58,355 square feet of office, warehouse and distribution space for an approximate annual rent expense of $460,000.

Item 3.    Legal Proceedings

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company has yet to service loans payable to Tamala L. Longaberger. As a result, in connection with these notes, Ms.

Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is JRJR’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by JRJR and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, JRJR filed a motion to compel arbitration and dismiss claims in the State Court Action. The trial is currently set for August 10, 2016, even though the motion to dismiss and compel is pending.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI’s acquisition of the assets of Agel Enterprises LLC, Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. We did not make any payments in the third or fourth quarters of 2014. Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of December 31, 2015 AEI maintained a liability of $0.5 million in accrued liabilities for this disputed amount, which is reflected in our 2015 consolidated financial statements.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since March 2016, our common stock has been quoted on the NYSE MKT under the symbol “JRJR.” From December 2014 to March of 2016, our common stock was quoted on the NYSE MKT under the symbol “CVSL.” From February 2014 to December 2014, our common stock was quoted on the OTC Markets OTCQX under the symbol “CVSL.” From February 2008 until February 2014, our common stock was quoted on the OTC Bulletin Board and the OTC Markets OTCQB under the symbol “CVSL.” The last reported sale price of our common stock on the NYSE MKT on June 27, 2016 was $1.08.

The following table sets forth, for the periods indicated, the high and low per share closing bid price quotations for our common stock. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarterly Periods for the Year 2016
Ended March 31	$1.90	$0.67

Quarterly Periods for the Year 2015
Ended March 31	$9.40	$2.22
Ended June 30	$2.33	$1.13
Ended September 30	$2.79	$1.03
Ended December 31	$1.83	$0.99

Quarterly Periods for the Year 2014
Ended March 31	$10.80	$7.06
Ended June 30	$14.00	$7.08
Ended September 30	$22.40	$15.00
Ended December 31	$18.90	$8.51

Holders

As of June 27, 2016, we had 36,085,324 shares of common stock outstanding held by approximately 1,946 shareholders, including approximately 115 holders of record. This amount excludes 25,240,676 shares issuable to Rochon Capital under certain limited circumstances, as described in Amended Share Exchange Agreement.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount of any dividends will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Equity Compensation Plan Information

We currently have two equity compensation plans for employees. See Item 12 under the heading "Equity Compensation Plan Information" of the Annual Report on Form 10-K for equity compensation plan information.

Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the year ended December 31, 2015 have been previously reported in our prior quarterly reports on Form 10-Q. See Item 12 under the heading "Equity Compensation Plan Information" of this Annual Report on Form 10-K for equity compensation plan information.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2015.

Item 6. Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements (“forward-looking statements”) that involve risks and uncertainties. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs, or intentions that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors and risks, including but not limited to those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. We undertake no obligation to comment on analyses, expectations or statements made by third-parties in respect of us or our operations and operating results.

Recent Financial Developments

Convertible Note Financing

On November 20, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which we issued to the Purchaser for an aggregate subscription amount of $4,000,000: (i) a Senior Secured Convertible Note (the “Senior Convertible Note”); and (ii) 375,000 shares of our common stock. In connection with our obligations under the Senior Convertible Note, we and our direct and indirect domestic subsidiaries (the “U.S. Subsidiaries”) entered into a Security and Pledge Agreement with the Purchaser, as collateral agent (the “Security Agreement”), pursuant to which we and the U.S. Subsidiaries granted a lien on all of our assets, subject to existing security interests (the “Collateral”), for the benefit of the Purchaser, to secure our obligations under the Senior Convertible Note. In connection with the delays in filing this Annual Report on Form 10-K and our Quarterly Report on form 10-Q for the quarter ended March 31, 2016 we have issued 450,000 shares of our common stock to the purchaser in 2016 due to such failure to timely file and the purchaser has agreed that the failure to timely file would not constitute an event of default provided we issue the purchaser 50,000 shares of our common stock for each additional ten business days that the filing is late.

Underwritten Offering

On March 4, 2015, we closed a firm commitment underwritten public offering (the “Offering”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”) of 6,667,000 shares of our common stock and warrants (the “Warrants”) to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 per share and Warrant. Pursuant to the Underwriting Agreement that we entered into with Aegis, as the representative of the Underwriters, we granted the Underwriters an option for a period of 45 days to purchase up to 1,000,050 additional shares of common stock and/or 1,000,050 additional Warrants, in each case, solely to cover over-allotments, if any. The Underwriters partially exercised their over-allotment option to purchase additional Warrants to purchase 113,200 shares of common stock at a per Warrant price of $.0001. The gross proceeds from the Offering were $20.0 million and the net proceeds were approximately $17.8 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock and/or Warrants. We used approximately $2.1 million of the net proceeds from the Offering to acquire Kleeneze. The remaining net proceeds are being used for general working capital purposes, including ongoing operations, expansion of the business and further research and development.

Overview of Operating Segments

JRJR has five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. We have grouped our products into the following five operating segments: Gourmet Food, Nutritional and Wellness, Home Décor, Publishing and Printing, and Other. Of these five operating segments, gourmet food, home décor, and nutritional and wellness qualify as reportable segments. Our long-lived assets are concentrated in the United States, even after the acquisitions of Kleeneze and Betterware.

Each of the three identified reportable segments engage in business activities - producing revenue and incurring expenses. The operating results of these segments are regularly reviewed by chief decision makers and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and intercompany, is 10% or more of the combined revenue of all of the operating segments. In prior periods we had identified and presented one reportable segment, with revenue broken down into five categories within our segment discussion. However, with the addition of Kleeneze and Betterware, the continued growth of Your Inspiration at Home and anticipated future growth, both organically and through acquisitions, we now view the Company as having five operating segments, three of which are reportable segments as discussed above. As revenues are concentrated within these three reportable segments, our chief operating decision makers ("CODM") now view these segments as appropriate for decision making purposes because they each represent a significant part of our business. The following is a brief description of our three reportable segments.

Gourmet Food - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The JRJR subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, home, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary JRJR subsidiaries involved in this line of business are Kleeneze, Betterware, TLC and Uppercase Living.

Nutritionals and Wellness - Segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in many foreign markets and over 50 countries such as Italy, Russia, Spain, and Israel. The JRJR subsidiary primarily involved in this type of products is Agel.

We note that these three segments exceed 75% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

Although they do not qualify as reportable segments, we have included our publishing and printing and other operating segments within the tables below to provide easier reconciliation to our results found on the consolidated statements of operations and further transparency. The publishing and printing segment consists of HCG and Paperly. The other segment consists of Tomboy Tools.

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

Results of Operations

Our consolidated results of operations for the years ended December 31, 2015 and 2014 were (in thousands):

	Year Ended December 31,
	2015	2014

Revenue	$138,352	$108,811
Program costs and discounts	(24,362)	(27,443)
Net revenue	113,990	81,368
Costs of sales	42,194	28,082
Gross profit	71,796	53,286
Commissions and incentives	34,130	24,981
Gain on sale of assets	(657)	(886)
Selling, general and administrative	52,460	46,263
Depreciation and amortization	2,214	1,781
Share based compensation expense (gain)	(116)	792
Impairment of assets held for sale	3,329	—
Impairment of goodwill	192	489
Operating loss	(19,756)	(20,134)
(Gain) loss on marketable securities	(189)	845
Gain on acquisition of business	(3,625)	—
Interest expense, net	2,588	1,857
Loss from operations before income tax	(18,530)	(22,836)
Income tax provision	349	829
Net loss	(18,879)	(23,665)
Net loss attributable to non-controlling interest	5,783	4,592
Net loss attributed to JRjr33, Inc.	$(13,096)	$(19,073)

For the years ended December 31, 2015 and December 31, 2014, respectively approximately $98.2 million or 71.0% and $45.1 million or 41.4% of our revenues were generated in international markets. Segment information, which includes all operating segments, for the years ended December 31, 2015 and December 31, 2014 are shown in the tables below (in thousands):

Revenue (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet food	$18,243	13.2%	$8,554	7.9%
Home décor	88,047	63.6%	59,810	55.0%
Nutritionals and wellness	30,629	22.1%	38,337	35.1%
Publishing and printing	977	0.7%	1,265	1.2%
Other	456	0.4%	845	0.8%
Revenue	$138,352	100.0%	$108,811	100.0%

Gross profit (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Gross Profit	Percent of Total	Gross Profit	Percent of Total
Gourmet food	$7,467	10.5%	$3,863	7.2%
Home décor	39,333	54.8%	16,382	30.7%
Nutritionals and wellness	24,086	33.4%	31,712	59.6%
Publishing and printing	634	0.9%	813	1.5%
Other	276	0.4%	516	1.0%
Gross profit	$71,796	100.0%	$53,286	100.0%

Revenue

Total revenue for 2015 increased by $29.5 million, or approximately 27.1% compared with 2014, primarily due to the impact of our acquisitions in the Home Décor segment of Betterware in October 2015 and Kleeneze in March 2015. Results for the year ended December 31, 2015 were also impacted in the Nutritionals and Wellness segment as well as by turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, closing the company’s discount outlet stores and reducing the emphasis on overall program discounts. We anticipated a short-term negative revenue impact from these steps but believe that it will lead to growth and strength in the fundamental business over the long-term. The increase in revenues due to the inclusion of Betterware and Kleeneze in our results, beginning with their acquisition dates, was offset partially by the decline in revenue at TLC. For the year December 31, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Betterware and Kleeneze was an increase in revenue of $25.7 million.

Gross Profit

For the year ended December 31, 2015, gross profit increased by $19 million compared with 2014. For the year ended December 31, 2015, gross profit margins increased to 51.9% from 49.0% for the year ended December 31, 2014. The expansion in gross profit margins was primarily a result of less discounting at TLC in the Home Décor segment that reduced program costs and discounts as a percentage of revenue and increased gross margins. The increase in gross margins as a result of less discounting was offset partially by an increase in cost of goods sold as a percentage of revenue to 30.5% from 25.8% for the years ended December 31, 2015 and 2014, respectively. This increase was primarily attributable to a cost of goods sold increase at Kleeneze in the Home Décor segment due to higher distribution and warehousing costs related to the service agreement entered into with Express Gifts Limited (a subsidiary of Findel Plc) at the acquisition of Kleeneze in March 2015.

Operating Losses

For the year ended December 31, 2015 operating losses decreased by $0.4 million compared with 2014. These results are in line with our expectations at this stage in the execution of our strategy and represent a positive trend toward positive operating margins as we continue to improve the portfolio businesses and gain additional cost efficiencies from eliminating redundant overhead. In the last two years we have purchased nine direct-to-consumer companies, up-listed to the NYSE MKT and executed a $20.0 million equity raise, which had $17.8 million of net proceeds. We believe we are poised for the next stage of our growth having built our current platform. We believe our strategy will continue to have benefits from scale and will continue to aggressively pursue accretive acquisition targets to improve our operating results.

Operating Expenses

Commissions and Incentives

Total commissions and incentives as a percentage of revenue increased to 24.7% from 23.0% for the year ended December 31, 2015 compared to 2014. However, program costs and discounts as a percent of revenue decreased to 17.6% from 25.2% for the year ended December 31, 2015 compared to 2014, primarily as a result of less discounting at TLC. To evaluate the distributor costs, we believe it is useful to compare both commissions and incentives along with program costs and discounts together as a percentage of revenue. Together, these two items represented 42.3% and 48.2% of revenue for the years ended December 31, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") incurred during the year ended December 31, 2015 increased 13.4% to $52.5 million compared to $46.3 million for 2014 . However, selling, general and administrative expenses as a percentage of revenue decreased from 42.5% in 2014 to 37.9% in 2015 as a result of cost reductions at JRJR's subsidiaries, as well as fewer legal and advisory fees associated with acquisitions due to increasing internal efficiencies in our deal process. We expect that these costs will decrease as a percentage of revenue as we continue to find and implement cost efficiencies and as we continue to grow, as many of our SG&A expenses will not increase as we continue to scale up our business through organic and acquisition-based growth.

Gain/Loss on Marketable Securities

At December 31, 2015 and December 31, 2014, the fair value of the fixed income securities totaled approximately $5.3 million and $1.0 million, respectively. The net cost of marketable securities purchases during the year ended December 31, 2015 totaled $25.2 million. The net proceeds from the sales of our marketable securities totaled $20.9 million for the year ended December 31, 2015.

Our realized gains (losses) from the sale of our marketable securities totaled $189,000 and $(845,000) for the years ended December 31, 2015 and 2014, respectively. These securities are Level 1 securities estimated based on quoted prices in active markets.

Gain on Acquisition

During the year ended December 31, 2015, we recognized a $3.6 million gain in connection with our acquisition of Kleeneze. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition.

Impairment of Assets Held for Sale

During the year ended December 31, 2015, we recognized a $3.3 million loss when several excess assets at Longaberger were marked to fair value. In accordance to ASC 360, the assets were marked to fair market value after being classified as held for sale.

Interest Expense, net

For the year ended December 31, 2015, interest expense increased by $731,000 compared with 2014, as the combined result of debt issued and assumed in connection with the Betterware and Kleeneze acquisitions, and the issuance of convertible debt during 2015. The interest accrued related to the RCP V convertible note was converted to common stock during the fourth quarter of 2014.

Income Tax Provision

For the year ended December 31, 2015 the income tax provision of $349,000 decreased by $480,000 compared with the 2014 income tax provision of $829,000. The decrease is a result of less current income tax in foreign jurisdictions in which the Company operates.

Non-Controlling Interest

Non-controlling interest losses were approximately $5.8 million and $4.6 million for the years ended December 31, 2015 and 2014, respectively. The decrease in the current year was primarily due to the improvement of TLC's earnings and the re-classification of sale-leaseback expenses from JRJR corporate to TLC during 2014 to more accurately represent TLC's primary use of the leased facilities for its operations.

Additional Performance Indicators - EBITDA Metrics

We believe that having a reliable measure of our financial health is invaluable both to us and to potential business partners. We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, and Adjusted Operating EBITDA can be useful performance indicators over time.

We have included EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA in this Annual Report on Form 10-K because they are key metrics used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain specific expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted Operating EBITDA excludes expenses related to our M&A and capital markets infrastructure and activities. We believe this metric is particularly useful for determining the performance of our subsidiary business and ongoing corporate expenses absent costs associated with the ongoing acquisition component of our strategy.

These measures are not defined by GAAP and the discussion of EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Neither EBITDA, Adjusted EBITDA nor Adjusted Operating EBITDA should be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance of financial position, as EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA are not defined by GAAP.

The following table presents a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA for each of the periods presented:

Net Loss to Adjusted Operating EBITDA Reconciliation (in thousands)

	Year Ended December 31,
	2015	2014
Net loss	$(18,879)	$(23,665)
Interest, net	2,588	1,857
Income tax expense	349	829
Depreciation and amortization	2,214	2,241
EBITDA	(13,728)	(18,738)
Specific capital market event expense	720	979
Specific M&A deal/diligence expense	290	948
Stock compensation expense (gain)	(116)	792
Inventory write-off	2,355	894
Adjusted EBITDA	(10,479)	(15,125)
M&A infrastructure expense	2,681	3,236
Adjusted Operating EBITDA	$(7,798)	$(11,889)

Specific Capital Market Event Expense

Specific Capital Market Event Expense would include expenses related to certain activities such as listing or other exchange fees, road show and other expenses related to equity offerings, and fees associated with filings like our S-3 expensed in a given period.

Specific M&A Deal/Diligence Expense

These are specific expenses related to certain legal and due diligence costs for potential and actual acquisition targets.

M&A Infrastructure Expense

These are expenses related to our M&A infrastructure, such as our M&A team and costs associated with supporting their efforts, as well as expenses related to our Reimbursement of Services Agreement with Richmont Holdings. We expect these costs to continue as we look for opportunistic acquisition targets and participate in other deal-related activities.

Our use of EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA do not consider the potentially dilutive impact of share-based compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA do not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA, Adjusted EBITDA and Adjusted Operating EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

Balance Sheet Changes

During the 2015 year, the Company had major changes to the balance sheet as a result of the acquisition of Kleeneze and Betterware. The 2015 acquisitions resulted in an increase in accounts receivable of £3.1 million ($4.6 million), inventory of £6.4 million ($9.5 million), property, plant and equipment of £1.1 million ($1.7 million), intangibles of £3.6 million ($5.4 million), accounts payable of £2.8 million ($4.3 million), accrued liabilities of £1.9 million ($2.9 million), taxes payable of £1.8 million ($2.6 million) and retained earnings of £8.3 million ($12.3 million)

Liquidity and Capital Resources
During 2015, our consolidated balance sheet was impacted most significantly by the acquisitions of Kleeneze and Betterware, a public stock offering, and the issuance of convertible debt.

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from sales, and debt and equity issuances. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $11.8 million  as of  December 31, 2015, an increase of  $8.2 million  from December 31, 2014, primarily due to our March 2015 public offering, an issuance of convertible debt in November 2015, and cash acquired in our acquisition of Kleeneze, offset by cash used for the acquisition of Kleeneze, paying down accounts payable balances at TLC and other uses of cash for operating expenses.

We also continued our disposal of buildings and land that are not used by our operating companies or core to our go-forward business strategy. Land and building sales of this kind in 2015 totaled in excess of $0.9 million, which was a contribution of cash to ongoing working capital needs. While the majority of our excess buildings and land has been sold, we believe there is still an opportunity to generate incremental cash from future disposals of this kind.

Currently we do not have a revolving credit facility or other working capital facility at JRJR. Although we believe we have sufficient cash and cash equivalents, as well as marketable securities, to fund our business currently, we recognize that there may be additional needs for working capital as we invest in our current businesses and as we look for accretive future acquisitions. We are constantly evaluating the most efficient capital available for these purposes.

Cash Flows

Cash used in operating activities for the year ended December 31, 2015 was $(8.4) million, as compared to net cash used in operating activities of $(15.2) million for the year ended December 31, 2014. Our principal uses of cash have included the cost of buying inventory; commissions and incentives; labor and benefits costs; and the cost of due diligence and acquisitions.

Net cash used in investing activities for the year ended December 31, 2015 was $(10.9) million, as compared to a net cash provided by investing activities of $22.9 million for the year ended December 31, 2014 . The Company used $(25.2) million to buy marketable securities and had proceeds of $20.9 million from the sale of marketable securities, and $(2.1) million was used for capital expenditure, primarily to upgrade IT infrastructure and corporate facilities, for the year ended December 31, 2015. We also used $2.5 million, net of cash acquired, for the acquisitions of Kleeneze and Betterware.

Net cash provided by financing activities was $23.8 million for the year ended December 31, 2015 compared to net cash used of $(9.8) million for the year ended December 31, 2014. Through the issuance of common stock and warrants in a public offering consummated in March 2015, we raised net proceeds of approximately $17.8 million. An additional $3.4 million was provided by the issuance of convertible debt (net of issuance costs) and another $3.1 million raised from bank financing. The cash inflows were offset by $2.9 million held in collateral as restricted cash on our combined consolidated balance sheet for new bank debt and payment of debt of $1.1 million.

Public Offerings

See Note (15), Stockholder's Equity and Noncontrolling Interest to our consolidated financial statements included in this report, for the details on the March 4, 2015 equity raise and warrant issuances.

Contractual Obligations

Because we are a smaller reporting company, we are not required to provide information on contractual obligations.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), we make assumptions, judgments and estimates that can have a significant impact on our net income (loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, income taxes, and long-lived assets, have the greatest impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Deferred Revenue

We receive payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is based on historical experience.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting as of the acquisition date, which is the date on which control of the acquired company is transferred to JRJR. Control is assessed by considering the legal transfer of voting rights that are currently exercisable and managerial control of the entity. Goodwill is measured at the acquisition date as the fair value of the consideration transferred less the net fair value of identifiable assets acquired and liabilities assumed. Any contingent consideration is measured at fair value at the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, related to a business combination are expensed as incurred.

Income Taxes

We and our U.S. subsidiaries excluding TLC file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between accrual basis and tax bases of asset and liabilities. The principal differences are described in Note (10), Income Taxes, to our consolidated financial statements included in this report. Benefits from tax credits are reflected currently in earnings. We record income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. Our international operations are generally taxed based on local pretax profits for the individual subsidiaries, without offset for pretax losses of other subsidiaries. We permanently reinvest earnings in our foreign subsidiaries.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale, when present, are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Goodwill and Other Intangibles

We perform our goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment analysis was preformed as of November 30, 2015. Our reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model or a market approach to calculate the fair value of reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

Recent Accounting Pronouncements

See Note (2), Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Commitments and Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. However, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of JRjr33, Inc.:

We have audited the accompanying consolidated balance sheet of JRjr33, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRjr33, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP
BDO USA LLP

Dallas, Texas
June 27,2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of JRjr33, Inc.:

We have audited the accompanying consolidated balance sheets of JRjr33, Inc. (formerly CVSL Inc.) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVSL Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2013 expressed an opinion that CVSL Inc. had not maintained effective internal control over financial reporting as of December 31, 2014., based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ PMB Helin Donovan LLP
PMB Helin Donovan, LLP

Dallas, Texas
March 16, 2015

JRjr33, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,482	$2,606
Marketable securities	5,306	991
Accounts receivable, net	4,828	450
Inventory, net	20,799	14,759
Other current assets	2,303	2,482
Total current assets	39,718	21,288
Assets held for sale	1,111	—
Restricted cash	2,857	—
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	5,387	8,191
Property under capital leases, net	14,654	15,361
Goodwill	5,427	4,095
Intangibles, net	8,801	3,558
Other assets	135	400
Total assets	$82,504	$57,307
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,937	$8,541
Related party payables	1,605	152
Accrued commissions	3,033	3,319
Accrued liabilities	7,303	4,612
Deferred revenue	2,307	2,982
Current portion of long-term debt	3,048	941
Accrued taxes payable	4,830	2,693
Other current liabilities	777	1,412
Total current liabilities	38,840	24,652
Deferred tax liability	744	167
Long-term debt, less current portion	12,784	4,316
Capital lease obligation, less current portion	16,332	15,774
Other long-term liabilities	2,864	3,415
Total liabilities	71,564	48,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 35,718,279 and 27,599,012 shares issued and outstanding, at December 31, 2015 and at December 31, 2014 respectively	4	3
Additional paid-in capital	58,837	37,097
Accumulated other comprehensive income (loss)	(586)	321
Accumulated deficit	(45,255)	(32,159)
Total stockholders’ equity attributable to JRjr33, Inc.	13,000	5,262
Stockholders’ equity attributable to noncontrolling interest	(2,060)	3,721
Total stockholders’ equity	10,940	8,983
Total liabilities and stockholders’ equity	$82,504	$57,307

See notes to consolidated financial statements.

JRjr33, Inc.
 Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Revenue	$138,352	$108,811
Program costs and discounts	(24,362)	(27,443)
Net revenues	113,990	81,368
Costs of sales	42,194	28,082
Gross profit	71,796	53,286
Commissions and incentives	34,130	24,981
Gain on sale of assets, net	(657)	(886)
Selling, general and administrative	52,460	46,263
Depreciation and amortization	2,214	1,781
Share based compensation expense	(116)	792
Impairment of assets held for sale	3,329	—
Impairment of goodwill	192	489
Operating loss	(19,756)	(20,134)
(Gain) loss on marketable securities	(189)	845
Gain on acquisition of a business	(3,625)	—
Interest expense, net	2,588	1,857
Loss before income tax provision	(18,530)	(22,836)
Income tax provision	349	829
Net loss	(18,879)	(23,665)
Net loss attributable to non-controlling interest	5,783	4,592
Net loss attributable to JRjr33, Inc.	$(13,096)	$(19,073)
Basic and diluted loss per share:
Weighted average common shares outstanding	33,478,601	47,688,157
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.39)	$(0.40)
Unaudited Pro-forma weighted average common shares outstanding (see Note (2))		24,550,871
Unaudited Pro-forma loss per common share attributable to common stockholders, basic and diluted (see Note (2))		$(0.78)

See notes to consolidated financial statements.

JRjr33, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2015	2014
Net loss before allocation to noncontrolling interests	$(18,879)	$(23,665)
Other comprehensive loss (gain):
Foreign currency translation adjustment loss (gain)	(706)	275
Unrealized loss (gain) on marketable securities
Unrealized holding loss (gain) arising during the period	—	(15)
Reclassification of loss (gain) included in net income	(199)	844
Other comprehensive income (loss), before tax	(905)	1,104
Tax provision (benefit) on other comprehensive loss (income)	—	—
Other comprehensive income (loss) before allocation to noncontrolling interests	(905)	1,104

Comprehensive loss before allocation to noncontrolling interests	$(19,784)	$(22,561)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5,783	4,592
Comprehensive loss attributable to JRjr33, Inc.	$(14,001)	$(17,969)

See notes to the consolidated financial statements.

JRjr33, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(18,879)	$(23,665)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of business acquisitions:
Depreciation and amortization	2,778	2,476
(Gain)/loss on marketable securities	(189)	845
Convertible interest	—	744
Share-based compensation	(116)	1,241
Non-cash compensation	410	—
Provision for doubtful accounts	1,001	457
Provision for obsolete inventory	2,355	893
Gain on sale of assets, net	(657)	(886)
Deferred income tax	468	224
Goodwill impairment	192	489
Gain on acquisition	(3,625)	—
Impairment of assets held for sale	3,329	—
Amortization of debt discount	77	—
Deferred rent amortization	135	—
Changes in certain assets and liabilities:
Accounts receivable	(324)	(126)
Inventory	960	3,189
Other current assets	1,670	339
Accounts payable	1,761	(605)
Related party payables	1,453	(1,100)
Accrued commissions	(282)	(422)
Accrued liabilities	(659)	(843)
Deferred revenue	2	1,362
Taxes payable	(308)	1,439
Other liabilities	91	(1,278)
Net cash used in operating activities	(8,357)	(15,227)
Investing activities:
Capital expenditures	(2,147)	(683)
Proceeds from the sale of property, plant and equipment	936	16,911
Deposit on leased asset	—	(4,414)
Purchase of marketable securities	(25,236)	(5,769)
Sales of marketable securities	20,913	16,876
Proceeds from note receivable	68	—
Restricted cash	(2,951)	—
Acquisitions, net of cash purchased	(2,494)	2
Net cash (used in) provided by investing activities	(10,911)	22,923
Financing activities:
Borrowings on long-term debt	7,065	—
Payments on debt including net revolving credit facility in 2014	(1,109)	(10,778)
Stock issuances	18,360	—
Proceeds from short-term debt issuance	—	1,000
Debt issuance costs	(515)	—
Net cash (used in) provided by financing activities	23,801	(9,778)

Effect of exchange rate changes on cash	(657)	811

Increase (decrease) in cash	3,876	(1,271)
Cash and cash equivalents at beginning of year	2,606	3,877
Cash and cash equivalents at end of year	$6,482	$2,606

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,499	$1,094
Income taxes	72	493
Non-cash transactions:
Convertible notes plus accrued interest converted to stock	—	21,626
Convertible note issued related to acquisition	5,547	—
Stock issued related to acquisition	1,719	696
Stock issued related to debt acquisition	578	—
Assets acquired in sale leaseback	—	15,800

See notes to the consolidated financial statements.

JRjr33, Inc.
 Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance at December 31, 2013	24,357	2	14,409	(767)	(13,086)	8,297	8,855
Net loss		—	—	—	(19,073)	(4,592)	(23,665)
Comprehensive income (loss)		—	—	1,088	—	16	1,104
Issuance of warrants for consulting services		—	116	—	—	—	116
Issuance of stock for convertible note	3,200	1	21,626	—	—	—	21,627
Issuance of stock to Directors	13	—	250	—	—	—	250
Issuance of stock for acquisition of subsidiaries	81	—	696	—	—	—	696
Contribution of stock with no consideration, net of shares issued for no consideration due to reverse split rounding	(52)	—	—	—	—	—	—
Balance at December 31, 2014	27,599	3	37,097	321	(32,159)	3,721	8,983
Net loss		—	—		(13,096)	(5,783)	(18,879)
Other comprehensive income (loss)		—	—	(907)	—	2	(905)
Issuance of warrants for consulting services		—	1,068	—	—	—	1,068
Stock compensation expense	—	—	15	—	—	—	15
Issuance of stock and warrants in public offering, net of issuance costs	6,768	1	18,360		—	—	18,361
Issuance of stock for debt raise	375	—	578	—	—	—	578
Issuance of stock for acquisition of subsidiaries	976	—	1,719	—			1,719
Balance at December 31, 2015	35,718	4	58,837	(586)	(45,255)	(2,060)	10,940

See notes to consolidated financial statements.

JRjr33, Inc.

Notes to Consolidated Financial Statements

(1) General

JRjr33, Inc. ("JRJR" or "the Company", and together with the Company's consolidated subsidiaries, "we", "us" and "our") was incorporated under the laws of Delaware in April 2007 under the name Cardio Vascular Medical Device Corporation. In June 2011, we converted to a Florida corporation and changed our name to Computer Vision Systems Laboratories, Corp. On May 27, 2013, we changed our name to CVSL Inc. On September 25, 2012, we completed an initial share exchange whereby we acquired 100% of the issued and outstanding capital stock of HCG, a magazine publisher, in exchange for 21,904,302 shares of our common stock representing approximately 90% of our issued and outstanding capital stock at such time. In December 2012, we decided to terminate our medical device line of business. On October 16, 2014, we effected a 1-for-20 reverse stock split of our authorized and our issued and outstanding common stock. As discussed in Note (18), we changed our name to JRjr33, Inc. in January 2016.

Current JRJR Direct-to-Consumer Portfolio

We have grown as a result of acquisitions and intend to continue to pursue additional acquisitions that improve our fundamental strength of our existing business. Our platform of direct-to-consumer brands is currently comprised of the following nine businesses in order of acquisition: The Longaberger Company, Your Inspiration at Home, Tomboy Tools, Agel, My Secret Kitchen, Paperly, Uppercase Living, Kleeneze and Betterware. In addition, Happenings Communications Group provides involvement in magazine publishing provides our portfolio further diversification.

Fourth Quarter Adjustments

During the fourth quarter of 2015, several adjustments were recorded that relate primarily to revenue recognition, inventory reserves, commissions recognition, the loss on marking held for sale assets to fair market value and the gain recognized earlier in the year on the Kleeneze acquisition. The net impact of these adjustments was a decrease of approximately $7.7 million in net income for the year.

(2) Summary of Significant Accounting Policies

Consolidation

JRJR consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where we have determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of December 31, 2015, the non-controlling interest consisted of minority shareholder interests in TLC, certain international subsidiaries of AEI and MSK. All inter-company balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On October 16, 2014 we effected a 1-for-20 reverse stock split of our authorized, issued and outstanding common stock. All share amounts shown herein have been stated to retroactively reflect the reverse stock split.

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

During 2015, we identified three reportable segments, and have revised the 2014 segment disclosures to a consistent basis of reporting. In the statement of operations, multiple items previously classified as selling, general and administrative expenses have been separately broken out. The expansion of operating expenses include share based compensation and depreciation and amortization. The sale leaseback security deposit was previously included in other assets on the consolidated balance sheet. Additionally, accrued taxes payable and accrued liabilities have been separated in current liabilities; both were previously classified as other current liabilities. A related party loan that has been reclassified from current liabilities to related party payables in addition the current portion of the capital leases have been reclassified from current portion of long-term debt to other current liabilities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, the allowance for doubtful accounts, inventory valuation and obsolescence, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, allocation of purchase price to the fair value of net assets acquired, useful lives for depreciation and amortization, revenue recognition, income taxes and deferred tax valuation allowances, lease classification and contingencies. These estimates are based on information available as of the date of the consolidated financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of 90 days or less. We maintain our cash primarily with multinational banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. The amounts held in banks that are FDIC insured total $340,000 and $823,000 at the end of December 31, 2015 and December 31, 2014, respectively. Of the total, as of December 31, 2015 and December 31, 2014 $0 and $400,000, respectively exceeded the insured limit of $250,000. We have not incurred any losses related to these deposits.

Marketable Securities

Investments in marketable securities may include equity securities, debt instruments and mutual funds. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Management determines the appropriate classification at the time of purchase and re-evaluates such designation as of each balance sheet date. The investments are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income and realized gains and losses reported separately on the statement of operations.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed not collectible are written off against the allowance. We have recorded an allowance for doubtful accounts of approximately $1,028,000 and $170,000 at December 31, 2015 and 2014, respectively.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company records provisions for obsolete, excess and unmarketable inventory in cost of goods sold.

Assets Held for Sale

The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. See additional discussion regarding the Company’s assets held for sale in Note (6).

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

At December 31, 2015, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years

Leases

Leases are contractual agreements between lessees and lessors in which lessees get the right to use leased assets for a specified period in exchange for regular payments. Capital leases resemble asset purchases because there is an implied transfer of the benefits and risks of ownership from lessor to lessee, and the lessee is responsible for repairs and maintenance. We treat asset leases as capital leases if the life of the lease exceeds 75 percent of the asset's useful life, there is an ownership transfer to the lessee at the end of the lease, there is a "bargain" purchase option at the end of the lease or the discounted present value of the lease payments exceeds 90 percent of the fair-market value of the asset at the beginning of the lease term. Capital lease obligations, and the related assets, are recorded at the commencement of the lease based on the present value of the minimum lease payments. Property under capital leases is amortized on a straight-line basis over the useful life.

Impairment of Long-Lived Assets

JRJR management reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives for impairment in accordance with accounting guidance. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale, when present, are valued at the lower of carrying amount or fair value, less costs to sell. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting as of the acquisition date, which is the date on which control of the acquired company is transferred to JRJR. Control is assessed by considering the legal transfer of voting rights that are currently exercisable and managerial control of the entity. Goodwill is measured at the acquisition date as the fair value of the consideration transferred less the net fair value of identifiable assets acquired and liabilities assumed. Any contingent consideration is measured at fair value at the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, related to a business combination are expensed as incurred.

Goodwill and Other Intangibles

Goodwill, if any, arising from business combinations, represents the excess of the purchase prices over the value assigned to the net acquired assets and other specifically identified intangibles. Specifically identified intangibles generally include trade names, trademarks, and other intellectual property.

JRJR management performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment analysis was preformed as of November 30, 2015. Our reporting units represent an operating segment or a reporting level below an operating segment.

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

Income Taxes

The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges.

Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. We maintain a full valuation allowance for domestic and foreign deferred tax assets, including net operating loss carryforwards and tax credits. We record income tax positions, including those that are uncertain, based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

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

Subsidiary	Functional Currency	Reporting Currency
The Longaberger Company	USD	USD
Uppercase Acquisition, Inc.	USD	USD
CVSL TBT LLC	USD	USD
My Secret Kitchen, Ltd.	GBP	USD
Your Inspiration At Home Pty Ltd.	AUD	USD
Paperly, Inc.	USD	USD
Happenings Communications Group, Inc.	USD	USD
Agel Enterprises Inc.	USD	USD
Kleeneze Ltd.	GBP	USD
Betterware Ltd.	GBP	USD

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in our consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities.

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At December 31, 2015 and 2014, our allowance for sales returns totaled approximately $808,000 and $257,000, respectively.

Program costs and discounts

Program costs and discounts represent the various methods of promoting our products. We offer benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which vary depending on the value of the orders placed, and general discounts on our products.

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

Share-based Compensation

The Company's share-based compensation plans include cash-settled plans, stock options, and stock warrants. Cash settled plans are treated as liability awards, with payments determined based on changes in the trading prices of the Company's common stock. Stock options and warrants are generally evaluated using a Black-Scholes model, with expense recorded on a straight-line basis over the required period of service.

Basic and Diluted Loss Per Share

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

Outstanding stock options and warrants, and convertible notes, are not included in the computation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. The Second Tranche shares potentially issuable to Rochon Capital if certain conditions have been met are included in the December 31, 2014 weighted average shares outstanding number used in the basic and diluted share calculation up to December 1, 2014, when the Amended Share Exchange Agreement took effect, which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock. See Note (15) for further detail.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company in the first quarter of 2018. Early application is permitted, but is not permitted earlier than the original effective date. The Company is currently evaluating the impact of ASU No. 2014-09.

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

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs . The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We adopted ASU 2015-03 during 2015, and the only significant impact related to the convertible note we issued during 2015 (see Note (11)).

In July 2015, the FASB issued Accounting Standards Update 2015-11 (ASU 2015-11) to simplify the subsequent measurement of inventory. The new standard requires that inventory be measured at the lower of cost or net realizable value. This amendment applies to inventory that is measured using any method other than last-in, first-out ("LIFO") or the retail inventory method. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17), Income Taxes. This new standard is intended to reduce complexity in accounting standards, and requires that all deferred income tax assets and liabilities be classified noncurrent in a classified statement of financial position. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. We do not expect this ASU to materially affect our financial position.

In January 2016, the FASB issued Accounting Standards Update 2016-01 (ASU 2016-01), Financial Instruments - Overall. This new standard is intended to enhance the reporting model for financial instruments, and (1) requires that equity investments be measured at fair value, with changes in fair value recognized in net income, and (2) simplifies the impairment assessment for certain equity investments, and (3) revises a number of disclosures. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted as of the beginning of an interim or annual reporting period. We do not expect this ASU to materially affect our financial position unless we make any equity investments.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases. This new standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. Early application is permitted as of the beginning of an interim or annual reporting period. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

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

Betterware was founded in 1928, and sells a variety of household products in the United Kingdom and Ireland through a team of independent distributors.

Pursuant to the SPA, Trillium Pond purchased and acquired all 99,980 issued and outstanding shares of Stanley House common stock in exchange for payment to the Sellers of: (i) an aggregate cash payment of £1.0 million ($1.5 million), the cash payments being funded from a portion of the cash acquired in the acquisition; (ii) Convertible Notes (the “Notes”) in the aggregate principal amount of £3.7 million ($5.8 million); and (iii) 976,184 shares of the Company’s common stock (the “Common Stock”) having a value on the date of issuance of $1.7 million. The shares of Common Stock issued to Mr. Way and Mr. Cohen under the SPA and issuable upon conversion of the Notes are subject to certain leak-out provisions, as set forth in a Lock-Up Agreement, that restrict sales of stock under certain circumstances based upon the number of shares being sold and the trading volume of the Company’s Common Stock.

The Notes mature after three (3) years and bear interest at a rate of two percent (2%) per annum, compounded annually and payable monthly. The Notes provide for aggregate cash payments of approximately (i) £10,222 ($16,000) on the 14th day of each of months 1-6 after issuance; and (ii) £20,444 ($32,000) on the 14th day on each of months 7-36 after issuance; provided, however that if certain milestones are not met part or all of the payment may be made at the option of the Company by the issuance of shares of the Company’s Common Stock instead of cash. In addition, the Notes provide for the payments in the aggregate amount of £1.0 million ($1.6 million) at the Company’s election, in cash or shares of the Company’s Common Stock on each of the twelve, twenty four and thirty six month anniversary of the issuance date of the Notes. The Seller has the right upon a stock payment to cancel the portion of the Note subject to the stock issuance and forfeit such payment. The Notes may be prepaid in cash at any time.

The Betterware acquisition was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their fair value at the acquisition date. The Company incurred approximately $90,000, of acquisition-related costs, all of which were expensed and included in general and administrative expenses on the consolidated statements of operations.

The following summary represents the fair value of Betterware as of the acquisition date, October 15, 2015.

(in thousands)
Consideration	$9,066
Amounts recognized for assets acquired and liabilities assumed:
Cash	640
Other current assets, including $1,624 of accounts receivable and $3,415 of inventory	6,933
Other long-term assets	1,129
Identifiable intangible assets	3,251
Current liabilities	(3,704)
Other long-term liabilities	(618)
Net assets acquired	7,631
Goodwill	$1,435

The goodwill arising from the Betterware acquisition is included in the Home Décor segment and is nondeductible for tax purposes. It includes the value of the assembled workforce and synergies that are expected to be realized through integration with Kleeneze and the rest of our portfolio.

As part of the purchase price allocation, the Company has determined that the identifiable intangible assets are the trade name and distributor agreements. The Company valued these intangible assets using the Discounted Cash Flow Method. The trade name has an indefinite useful life and is not subject to amortization. The distributor agreements are being amortized over four (4) years in accordance with historical turnover of distributors at approximately 25% attrition per year.

Kleeneze

On March 24, 2015, the Company completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Kleeneze offers a wide variety of cleaning, health, beauty, home, outdoor and other products to customers across the United Kingdom and Ireland.

Pursuant to the terms of a Share Purchase Agreement with Findel Plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of 2.0 years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash was acquired by the Company as part of the transaction at closing.

The fair value of the identifiable assets acquired and liabilities assumed of approximately $8.7 million exceeded the fair value of the purchase price of the business of approximately $5.1 million. As a result, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $3.6 million associated with the acquisition. The gain is included in the line item gain on acquisition of a business in the consolidated statement of operations for the period ended December 31, 2015.

The Kleeneze acquisition was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their fair value at the acquisition date. The Company incurred approximately, $113,000 of acquisition-related costs, all of which were expensed and included in general and administrative expenses on the consolidated statements of operations.

The following summary represents the fair value of Kleeneze as of the acquisition date, March 24, 2015. As a result of the purchase price allocation, we have recognized a bargain purchase gain of approximately $3.6 million.

(in thousands)
Consideration	$5,100
Amounts recognized for assets acquired and liabilities assumed:
Cash	1,965
Other current assets, including $2,986 of accounts receivable and $6,282 of inventory	10,243
Other long-term assets	764
Identifiable intangible assets	2,239
Current liabilities	(6,495)
Other long-term liabilities	—
Net assets acquired	8,716
Gain on acquisition of Kleeneze	$(3,616)

As part of the purchase price allocation, the Company has determined that the identifiable intangible assets are trade name and distributor agreements. The Company valued these intangible assets using the Discounted Cash Flow Method. The trade name has an indefinite useful life and not subject to amortization. The distributor agreements are being amortized over five (5) years in accordance with historical turnover of distributors at approximately 20% attrition per year.

As can be seen in the above table, the Company realized a $3.6 million gain on the acquisition of Kleeneze, which was recorded to "Gain on acquisition of a business" in the Consolidated Statement of Operations. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition.

Commencing with their acquisition dates, Kleeneze and Betterware contributed the following amounts to operations for 2015 (in thousands, except per share data):

Revenues	$51,043
Net loss	2,939
Net loss attributable to JRjr33, Inc.	2,939
Loss per common share attributable to JRjr33, Inc., basic and diluted	$0.09

Pro-forma Results (Unaudited)

The following unaudited pro-forma financial information presents the Company's consolidated financial results for the years ended December 31, 2015 and 2014 as if the Betterware and Kleeneze acquisitions had occurred as of January 1, 2014 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Operations
Revenues	$184,303	$221,839
Net loss	(19,047)	(16,899)
Net loss attributable to JRjr33, Inc.	(13,264)	(12,307)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.40)	$(0.26)

Notes to Pro-forma Results:

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been effective at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•
Losses were incurred by Kleeneze as a result of the write down of intercompany receivables in the amount of $33.1 million that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, we have excluded these items from the pro-forma results above;

•
The pro-forma results above exclude $203,000 in transaction costs, all of which were expensed during the year ended December 31, 2015, and are included in selling, general and administrative expense in the consolidated statement of operations.

Uppercase Living

On March 14, 2014, UAI, a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct-to-consumer-provider of an extensive line of customizable vinyl expressions for display on walls. We assumed $512,195 of seller’s liabilities that existed prior to the transaction and agreed to issue 12,725 shares of our common stock, par value $0.0001 (“Common Stock”) to the seller at a fair value of $96,706 on the acquisition date. We also delivered 16,195 shares of our common stock at a fair value of $123,081 to escrow accounts for up to 24 months that will be issued to the seller upon remediation of certain closing conditions. We also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each of the years ending 2014 to 2016. We have not recorded any contingent earn-out as of December 31, 2015 as we don't expect any payment to be earned during the term of the payout. Goodwill arising from the transaction totaled $469,065. We recognized goodwill in the acquisition as the business had management in place, established distribution methods, an established consultant base and brand recognition. In addition to these factors, goodwill was recognized in this transaction because of the expected synergies that we anticipate and the overall benefits of bringing additional consultants into our network.

Dispositions

In 2015 and 2014, JRJR disposed of various property at TLC. These property sales resulted in dispositions of property for $1.1 million and $2.4 million, respectively, and gains on sale of assets of approximately $489,000 and $600,000, respectively.

On July 31, 2014, JRJR and our subsidiary TLC and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by

TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million. A gain on sale of approximately $2.5 million was realized associated with the sale. Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Sale Leaseback Agreement.

(4) Marketable Securities

Our marketable securities as of December 31, 2015 include fixed income investments classified as available for sale. At December 31, 2015 and December 31, 2014, the fair value of the fixed income securities totaled approximately $5.3 million and $1.0 million, respectively. Purchases of marketable securities during the years ended December 31, 2015 and December 31, 2014 totaled $25.2 million and $5.8 million, respectively. The proceeds from the sales of our marketable securities during the years ended December 31, 2015 and 2014 totaled $20.9 million and $16.9 million, respectively. Our realized gains (losses) from the sale of our marketable securities totaled $189,000 and $(845,000) for the years ended December 31, 2015 and 2014, respectively. Unrealized holding gains (losses) on the investments included in consolidated statements of other comprehensive income were $0 and $(15,000) for the years ended December 31, 2015 and 2014, respectively.

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2015
Mutual Funds	$5,312	$—	$(6)	$5,306

Balance at December 31, 2014
Mutual Funds	$798	$193	$—	$991

As of December 31, 2015 our marketable securities investments had an effective maturity of 1.0 years and an average effective duration of 0.14 years. The majority of our marketable securities are invested in investment-grade corporate bonds via mutual funds.

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, including labor and overhead for certain subsidiaries. Inventory consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw material and supplies	$3,165	$3,052
Work in process	221	931
Finished goods	20,774	14,852
	24,160	18,835
Inventory reserve	(3,361)	(4,076)
Inventory, net	$20,799	$14,759

(6) Assets Held for Sale

In the fiscal year 2015, the Company began actively marketing several of Longaberger's excess facilities. Through this process, the Company identified the equipment, land and buildings to be sold and the assets that will be retained by the Company. The Company determined the carrying value of the assets held for sale more likely than not exceeded its fair value, less costs to sell. The fair value of the net assets to be sold was determined utilizing a market participant bid. An impairment charge of $3.3 million was recorded for the assets held for sale. This impairment is recorded on the Company’s Consolidated Statements of Operations on the line item “Impairment of assets held for sale.” The excess facilities are reported within the home décor segment. At December 31, 2015, the assets held for sale totaled 1.1 million.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land and improvements	$109	$699
Buildings and improvements	2,472	6,351
Equipment	5,069	2,978
Construction in progress	—	10
	7,651	10,038
Less accumulated depreciation	(2,264)	(1,847)
	$5,387	$8,191

Depreciation and amortization expense related to property, plant and equipment depreciation - excluding capital leased assets - was approximately $1.5 million and $2.1 million for years ended December 31, 2015 and 2014, respectively. For the years ended ended December 31, 2015 and 2014, approximately $0 and $460,000 of depreciation expense was included in costs of sales.

Capital Leased Assets

In addition to owned property, the Company also has $14.7 million in leased assets, which is net of accumulated depreciation of approximately $1.6 million as of December 31, 2015. At December 31, 2014 leased assets totaled $15.4 million which is net of accumulated depreciation of approximately $439,000. Depreciation and amortization expense related to leased assets was approximately $0.6 million and $204,000 for years ended December 31, 2015 and 2014, respectively.

(8) Goodwill and Other Assets

Goodwill

JRJR management performs its goodwill and other indefinite-lived intangible impairment tests annually as of November 30, 2015 or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The Company is aggregated into five operating segments presented herein (Note (17)) based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our five operating segments consist of: 1) gourmet food, 2) home décor, 3) nutritionals and wellness, 4) publishing and printing and 5) other.

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

After the Share Exchange Agreement in 2012, we determined that the goodwill associated with the acquisition of CVSL Inc. was impaired. We measured goodwill associated with each of our subsidiaries for impairment at year end 2014, and determined that the goodwill previously recorded for our acquisitions of Paperly and MSK were fully impaired and that goodwill associated with Tomboy Tools was partially impaired. Although our annual assessment for 2015 identified no impairments, our quarterly evaluation for the second quarter of the year indicated that our Tomboy Tools reporting was further impaired. Goodwill for Tomboy Tools at December 31, 2015 was approximately $191,000, net of accumulated impairment. Accumulated impairment of goodwill since the acquisition in October 2013 is approximately $375,000. Impairment charges totaled approximately $192,000 and $489,000 for the years ending December 31, 2015 and 2014, respectively.

The following table provides the components of and changes in the carrying amount of Goodwill (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2013	$6,592	$(2,489)	$—	$4,103
Additions (a)	481			481
Impairment (b)		(489)		(489)
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,655			1,655
Impairment (b)		(192)		(192)
Other (c)	—		(131)	(131)
Balance December 31, 2015	$8,728	$(3,170)	$(131)	$5,427
(a) Related to the acquisition of Uppercase Living in 2014 and Betterware in 2015.
(b) Related to the impairment of My Secret Kitchen, Paperly and Tomboy Tools in 2014 and Tomboy Tools in 2015.
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets
The following tables provide the components of identifiable intangible assets (in thousands, except amortization period):

Identifiable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2015	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks (d)	$5,614	$—	$5,614	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Other intangibles	3,534	(347)	3,187	4
	$9,151	$(350)	$8,801	4
(d) This amount differs from the intangible asset amounts shown in Note (3) regarding the Kleeneze and Betterware acquisitions due to foreign exchange rate effects.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$3,231	$—	$3,231	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Other intangibles	363	(36)	327	9
	$3,597	$(39)	$3,558	9

Amortization

Amortization expense related to intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations. Total amortization expense for finite-lived intangible assets was $145,000 and $206,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the estimated future amortization expense associated with our intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Amortization of Intangible Assets
2016	$763
2017	763
2018	763
2019	763
2020	38
Thereafter	$97

(9) Related Party Transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. JRJR has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in these areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. JRJR has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the years ended December 31, 2015 and 2014, we recorded $2.2 million and $1.9 million of expenses that relate to the Reimbursement Fee, respectively, that are included in selling, general and administrative expense in the consolidated statements of operations. The board of directors approved an additional management fee of $232,000 over the base agreement in 2015. As of December 31, 2015, there was a related party payable balance of approximately $580,000 which is included as an offset to our related party payables shown on our balance sheet.

On September 25, 2012, upon acquisition of HCG, JRJR inherited a related party shareholder payable of $25,000 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. This amount is included in related-party payables within current liabilities. The loan does not currently have a set maturity date.

On February 26, 2015 we received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. This amount is included in related-party payables within current liabilities. The loan does not currently bear interest and has no set maturity date.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10.0% per annum and matured on June 27, 2015.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10.0% per annum and matured on July 1, 2015 and is guaranteed by us.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10.0% per annum and matured July 11, 2015 and is guaranteed by us.

The Company has yet to service the loans related to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is JRJR’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by JRJR and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, JRJR filed a motion to compel arbitration and dismiss claims in the State Court Action.

We utilize third party manufacturers for some of our products and manufacture certain products ourselves, such as food products sold in Australia and baskets sold by TLC. We utilize the production capabilities of Actitech, a 600,000 square foot manufacturing facility in Sherman, Texas, which is owned by Michael Bishop, a member of our Board of Directors, to produce products for Agel that are being sold globally. We paid Actitech for product purchased during 2015 and 2014 totaling approximately $1.4 million and $286,000, respectively.

(10) Income Taxes

The following table presents the components of income (loss) before income taxes (in thousands):

	2015	2014
United States	$(20,183)	$(21,404)
Foreign	1,653	(1,432)
Total	$(18,530)	$(22,836)

The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. The current tax is based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

The income tax expense from continuing operations for the years ended December 31, 2015 and December 31, 2014 differs from the U.S statutory rate of 34.0% primarily due to changes in the Company's valuation allowance and foreign tax expense incurred in addition to U.S. tax in certain jurisdictions. The Company's income tax expense for 2015 and 2014 of $349,000 and $829,000, respectively, reflects current year tax expense in foreign jurisdictions. In addition, the expense for 2015 and 2014 includes $100,000 and $100,000, respectively, related to amortization of indefinite-lived intangibles for tax purposes that result in a deferred tax liability which, because the reversal cannot be determined, are excluded from the net asset covered by the Company's valuation allowance.

The income tax provision consists of the following (in thousands):

	2015	2014
Current
U.S.	$—	$—
State	—	—
Foreign	212	684
Deferred
U.S.	105	145
State	—	—
Foreign	32	—
Total	$349	$829

A reconciliation of the expected U.S. tax expense/(benefit) to the income tax provision is as follows (in thousands):

	2015	2014
Expected tax expense at U.S. statutory rate	$(6,271)	$(6,267)
Permanent adjustments	(303)	37
Foreign income tax	244	631
Increase in valuation allowance	7,467	6,948
Other	(130)	(428)
Rate difference—U.S. to foreign	(658)	(92)
Total	$349	$829

As of December 31, 2015, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax asset is reflected as of December 31, 2015.

Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life that are amortized for tax purposes, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. A deferred tax liability is recorded within non-current liabilities in the amount of $744,000 in our consolidated balance sheet as of December 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred income taxes as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred Tax Assets
Fixed assets	$—	$9,800
Intangibles	1,268	—
Accrued expenses	1,168	1,110
Net operating losses—U.S.	16,618	9,342
Net operating losses—foreign	512	477
Foreign tax credit	692	693

Deferred Tax Liabilities
Intangibles	(370)	(232)
Fixed assets	(3,810)	—
Prepaid expenses	(50)	(212)
Valuation allowance	(16,772)	(21,145)
Net deferred tax asset (liability)	$(744)	$(167)

The Company has U.S. net operating loss carry-forwards of approximately $48.9 million which begin to expire in 2032. The Company has net operating losses of approximately $4.8 million in several foreign countries which will begin to expire at various times.

The Company has foreign tax credits of approximately $692,000 which will begin to expire in 2023.

Unrecognized tax benefits as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Unrecognized Tax Benefits
Unrecognized tax benefits, beginning of year	$168	$168
Gross increases—tax positions in prior period	—	—
Gross decreases—tax positions in prior period	(107)	—
Gross increases—current period tax positions	—	—
Interest accrual	1	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, end of year	$62	$168

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

As of December 31, 2015, we had approximately $3.5 million of undistributed earnings in foreign subsidiaries. We expect to permanently reinvest these earnings outside of the United States to fund future foreign operations. We project that we will have sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance our domestic operations. If we were to distribute these earnings to the United States, we would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. We have not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and, as such, are subject to examination in various jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, Italy, Netherlands, Russia, Spain and the United Kingdom, covering tax years 2010 through 2014.

(11) Long-Term Debt and Other Financing Arrangements

The Company’s long-term borrowings consisted of the following (in thousands, except for interest rates):

Description	Interest rate	December 31, 2015	December 31, 2014
Convertible note—Dominion Capital	9.75%	$4,000	$—
Unamortized debt discount, costs and fees of issuance—Dominion Capital		(1,016)	—
Convertible notes—payable to former shareholders of Stanley House	2.00%	5,502	—
Senior secured debt—HSBC Bank PLC	1.10%	2,984	—
Promissory note—payable to former shareholder of TLC	2.63%	3,003	3,374
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,043	1,367
Other miscellaneous notes	4.00%	316	516
Total debt		15,832	5,257
Less current maturities		(3,048)	(941)
Long-term debt		$12,784	$4,316

The schedule of maturities of the Company’s long-term debt are as follows (in thousands):

2016	$3,048
2017	8,451
2018	2,504
2019	412
2020	423
Thereafter	994
Total long-term debt including current maturities	$15,832

Convertible Note—Dominion Capital

On November 20, 2015, we entered into a Securities Purchase Agreement with Dominion Capital ("Dominion"), pursuant to which we issued a $4.0 million senior secured note. The note bears interest at 9.75% per annum, payable monthly. The note's principal is payable in monthly installments of $50,000 starting in March 2016, increasing to $325,000 in November 2016, with a final payment of $1.7 million due in May 2017. The note is convertible at the option of Dominion into shares of our common stock at a conversion price of $3.00 per share and is secured by the assets of the Company and its subsidiaries, subject to existing senior security interests of other lenders. The Company has evaluated the conversion feature and determined that it does not need to bifurcated from the note and accounted for separately, since it is eligible for the derivative scope exception under ASC 815-10. We also determined that there is no beneficial conversion feature since the effective conversion price was higher than the market price of the underlying common stock as the commitment date.

In connection with this financing, 375,000 shares of our common stock valued at $510,000 were issued and other costs and fees totaling $583,000 were paid. These amounts have been treated as reductions of the proceeds received or issuance costs, and are being amortized over the term of the note using the effective interest method.

The unamortized balance of the debt discount, fees and issuance costs have been offset against the principal amount of the related debt in the consolidated balance sheet.

The Dominion senior secured note contained certain covenants including the covenant requirement for the timely filing of the 1934 Exchange Act filings with the SEC. The Company has missed the timely filing requirement with the SEC and received a waiver from Dominion until April 25, 2016. After April 25, 2016, the Company must issue 50,000 shares each 10 business days until it is in compliance with its 1934 Exchange Act filings. A second waiver from Dominion was received on May 17, 2016. The waiver will stay active provided that the Company issues to Dominion 50,000 shares of the Company’s Common Stock for each such ten (10) day period required beyond May 23, 2016 which is the due date of the Quarterly Report (without regard to whether the Company requires the full ten (10) Business Day period for any given extension). In connection with the delays in filing our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on form 10-Q for the quarter ended March 31, 2016 we have issued 450,000 shares of our common stock in 2016 to the purchaser due to such failure to timely file. The purchaser has agreed that the failure to timely file would not constitute an event of default provided we issue the purchaser 50,000 shares of our common stock for each additional ten business days that the filing is late. Upon the filing of the Quarterly Report with the SEC during the Waiver Period (as it may be extended), the related Event of Default shall be cured as of the original SEC filing due date of the Quarterly Report.

Convertible Notes—Payable to Former Shareholders of Stanley House

On October 15, 2015, the Company issued two unsecured convertible notes totaling $5.8 million at that time in connection with the acquisition of Betterware, maturing after three years. The notes are denominated in pounds sterling (GBP) and bear interest at 2% per annum, payable at the time of principal payments. The notes' principal is payable in monthly installments totaling $16,000 for the first six months, followed by monthly installments totaling $32,000 for the next 30 months, with additional payments of $1.6 million due at the end of each annual period following the notes' issuance. The notes may be converted into the Company's common stock at our election based on the value of our shares at the time of payment. The valuation of the notes was considered in connection with the Betterware acquisition, and were determined to have been issued at fair value on the acquisition date. Refer to Note (3).

Senior Secured Debt—HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt at that time from HSBC Bank PLC, with a term of two (2) years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pounds sterling (GBP) and secured by approximately $2.9 million in cash shown as "restricted cash" on our consolidated balance sheets and there are no other covenants related to the debt. The cash collateral is held in a GBP denominated account.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million unsecured promissory note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, we issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018. The note is secured by a lien on the assets of Agel, which lien is subordinate to the lien to Dominion.

Promissory Note—Other Miscellaneous

On December 4, 2014, we issued a $500,000 unsecured promissory note, maturing in May 2017, in connection with a settlement agreement. The promissory note bears interest at 4.0% per annum, and is payable in equal monthly installments of outstanding principal and interest.

(12) Commitments and Contingencies

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2016	$1,459
2017	1,545
2018	1,556
2019	1,553
2020	1,226
Thereafter	8,798
$16,137

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense. Total operating lease payments were $2.1 million and $1.5 million for the years ended 2015 and 2014, respectively.

Capital Leases

On July 31, 2014, TLC entered into the Sale Leaseback Agreement with CFI NNN Raiders. The lease was deemed to qualify as a capital lease and the transaction is being accounted for as a sale leaseback arrangement. The gain arising from the sale of the three buildings and related property has been deferred and is being recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset has been recorded and depreciated over fifteen (15) years using the straight-line method.

The payments under the lease are accounted for as interest and principal payments under the capital lease using a fifteen (15) year amortization. Interest expense recognized for the years ended December 31, 2015 and 2014 was $2.2 million and $1.1 million, respectively. Amortization expense of $1.1 million and $439,000 was recorded in the years ended December 31, 2015 and 2014 respectively. The gain on sales of real estate amortized over the life of the lease was $168,000 for the year ended December 31, 2015 and $56,000 for the year ended December 31, 2014, and is included in gain on sale of assets in the accompanying consolidated statements of operations. On December 31, 2015 and December 31, 2014 the current portion of the lease totaled $73,000 and $26,000, respectively.

In addition to the sale leaseback agreement, the Company has various other capital leases. The leases cover software, hardware, and office equipment. Multiple new leases have been recognized during 2015 in part due to the acquisition of Betterware. Amortization expense related to these additional capital leases totaled $(462,000) and $(235,000) in the years ended December 31, 2015 and 2014 respectively. On December 31, 2015 and December 31, 2014 the current portion of the other leases totaled $239,000 and $89,000, respectively. The current portion of capital leases is included in 'Other current liabilities.'

Minimum lease commitments for our capital leases for the years ended December 31, are as follows (in thousands):

2016	$2,607
2017	2,584
2018	2,630
2019	2,664
2020	2,636
Thereafter	25,689
Total minimum lease payments	38,810
Less amount representing interest	(22,281)
Present value of minimum lease payments	$16,529

Contingencies

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company has yet to service loans payable to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is JRJR’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by JRJR and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, JRJR filed a motion to compel arbitration and dismiss claims in the State Court Action. The trial is currently set for August 10, 2016, even though the motion to dismiss and compel is pending.

We are disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI’s acquisition of the assets of Agel Enterprises LLC, Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $269,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. We did not make any payments in the third or fourth quarters of 2014. Although we have appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of December 31, 2015 AEI maintained a liability of $0.5 million in accrued liabilities for this disputed amount, which is reflected in our 2015 consolidated financial statements.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the above, we are not aware of any material, active, pending or threatened proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

The Company is occasionally involved in other lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. However, management believes that the ultimate outcome of any lawsuits will not have a material impact on the Company’s financial position or results of operations.

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At December 31, 2015, the accrued liability was approximately $1.1 million compared to $1.0 million at December 31, 2014. There can be no assurance that actual results will not materially differ from the Company's estimates.

(13) Fair Value

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

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable trade, related party payables and accrued liabilities are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity. Our available for sale securities (Level 1) was $5.3 million and (Level 2) $0 at December 31, 2015 and (Level 1) was $129,000 and (Level 2) was $862,000 on December 31, 2014.

In accordance with the provisions of ASC 820, the Company measures certain non-financial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. impaired goodwill and property, plant and equipment classified as held for sale). During the fourth quarter of fiscal year 2015, a $3.3 million impairment charge was recorded for the Longaberger facilities held for sale. The facilities held for sale are the corporate headquarters, day care center and handle manufacturing building. The fair value of the net assets to be sold was determined using Level 3 inputs utilizing a market participant bid. See additional discussion regarding the Company’s assets held for sale in Note (6). During the year ended December 31, 2015 and 2014 the Company recorded goodwill impairment charge of $192,000 and $489,000, respectively. The nonrecurring fair value measurement for goodwill was developed using significant unobservable inputs (Level 3) utilizing a discounted cash flow model.

We have estimated the fair value of our debt and capital lease obligations using Level 3 inputs utilizing a discounted cash flow model, and they are summarized as follows as of December 31, 2015 (in thousands):

	Recorded Amount	Fair Value
Long-term debt, including current portion	$15,832	$14,024
Capital leases, including current portion	16,528	10,040
Total	$32,360	24,064

(14) Share-Based Compensation Plans

We have two cash-settled, share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 154,000 equivalent shares of stock appreciation rights (“SARs”) in 2015 that are remeasured each reporting period and are recognized pro-rata over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the years ended December 31, 2015 and 2014 was $(1.2) million and $1.2 million, respectively. As of December 31, 2015, total unrecognized compensation cost related to unvested share-based compensation was $73,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015.  The 2015 Stock Plan allows for the issuance of up to 1,500,000 shares of common stock to be granted through incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of December 31, 2015, there were approximately 1,100,000 options issued and outstanding under the 2015 Stock Plan.

On June 23, 2015, 50,000 options were granted to each of two executive officers of the Company. These options were issued at an exercise price of $1.23, and they vest in equal quarterly installments over the next three years beginning July 1, 2015. In accordance with ASC 718, these options are recognized as equity and expensed over the vesting period of three years.

On July 30, 2015, the Company entered into separate consulting agreements with two individuals pursuant to which each would provide certain business and financial advisory services to the Company. In connection with the consulting agreements, each consultant was granted options exercisable for 500,000 shares of the Company’s common stock, par value $0.0001 per share under the Company’s 2015 Stock Incentive Plan (for an aggregate of 1,000,000 shares). The warrants had an exercise price of $1.27, were exercisable on July 30, 2020, and were fully vested on the date of the grant. These warrants were accounted for in equity and are recorded to additional paid in capital on our consolidated balance sheets.

The fair value of the options is approximately $1.2 million ($1.06 per share), and share-based compensation expense for the year ended December 31, 2015 was $1.1 million. As of December 31, 2015, total unrecognized compensation expense related to unvested share-based compensation was $72,000, which is expected to be recognized over a three-year period.

The company determines the expense related to the SARs, employee stock options and warrants under the guidance of ASC 718, and estimates the fair value using the Black-Scholes valuation model.  For non-employee awards, the awards are accounted for under the guidance of ASC 505-50, with fair value estimated using the Black-Scholes valuation model.

The grant date fair value of each option award and warrant is calculated using a Black-Scholes valuation model, which incorporates the following weighted average assumptions:

	2015	2014
Stock Options
Weighted average expected volatility	92%
Weighted Average Term (in years)	5
Risk-free interest rate	2%
Weighted average fair value at date of grant	$1.27

Warrants
Weighted average expected volatility	69%	137%
Weighted Average Term (in years)	2	1
Risk-free interest rate	2%	3%
Weighted average fair value at date of grant	$1.24	$7.87

The following table summarizes stock option activity:

		Weighted Average
	Number	Exercise Price Per Share
Outstanding as of December 31, 2014	—	$—
Granted	1,100,000	1.23
Expired	—	—
Vested/exercised	—	—
Outstanding as of December 31, 2015	1,100,000	1.23
Options exercisable as of December 31, 2015	16,667	1.23
Remaining unvested options outstanding and expected to vest	1,083,333	$1.23

(15) Stockholders Equity and Noncontrolling Interest

Public Offering

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

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds from the Offering were approximately $17.8 million. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to JRJR would be $25 million. However, there can be no assurance that any warrants will be exercised or that the Company will maintain conditions necessary for a cash exercise.

The exercise price of the warrants are subject to anti-dilutive adjustments (such as stock splits, stock dividends, recapitalizations or other similar events). There are no cash settlement alternatives associated with the warrant agreements that would require the Company to pay a holder of such warrant cash at exercise or at any other event. The fair value of the warrants is approximately $9.0 million as calculated using the Black Scholes model. In accordance with U.S. GAAP, the Company has accounted for the warrants as equity instruments.

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

A holder of Warrants will not have the right to exercise any portion of the Warrant if such exercise would result in the holder (together with its affiliates) beneficially owning in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, unless the holder provides at least 61 days' prior notice to the company. In no event may the Warrant holder's ownership exceed 9.99%

At-the-Market Issuance Sales Agreement

On December 3, 2014, we entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During 2015, we sold 101,083 shares under the agreement and received aggregate net proceeds of approximately $684,000.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Rochon Capital Partners, Ltd. ("Rochon Capital") is controlled by John P. Rochon and beneficially owns approximately 40% of the Company's outstanding common stock.

Under a certain Share Exchange Agreement with Rochon Capital, which was amended during the fourth quarter of 2014 (the "Amended Share Exchange Agreement") Rochon Capital has rights to be issued the 25,240,676 shares of our common stock (the "Second Tranche Parent Stock") upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

These shares were considered issued and outstanding for purposes of earnings per share computations until the amendment in the fourth quarter of 2014. The Company has presented pro forma earnings per share for the year ended December 31, 2014 which has the Second Tranche Parent Stock removed from the issued and outstanding shares. This pro forma earnings per share reflects comparable common shares issued and outstanding for the year ended December 31, 2015.

Other Outstanding Warrants

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

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants was subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. On July 30, 2015 we executed an extension on the consulting agreement through July of 2017 in exchange for cancellation of the original warrant for 50,000 shares and the issuance of a new warrant exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The new warrant is also exercisable for a ten day period commencing 720 days after issuance. An expense of $7,000 has been recognized for the year ended December 31, 2015.

On July 30, 2015, the Company entered into separate consulting agreements with two individuals pursuant to which each will provide certain business and financial advisory services to the Company. See Note (14), Share-based Compensation Plans, for the details on the warrants.

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss ("AOCI") is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(131)	$(636)	$(767)
Other comprehensive income (loss) before reclassifications	275	(15)	260
Amounts reclassified from accumulated other comprehensive income	—	844	844
Transactions with noncontrolling interests	(16)	—	(16)
Balance at December 31, 2014	128	193	321
Other comprehensive income (loss) before reclassifications	(706)	—	(706)
Amounts reclassified from accumulated other comprehensive income	—	(199)	(199)
Transactions with noncontrolling interests	(2)	—	(2)
Net other comprehensive income (loss) at December 31, 2015	$(580)	$(6)	$(586)

	Amounts reclassified from AOCI
Components of AOCI	December 31, 2015	December 31, 2014
Realized gain (loss) on sale of marketable securities	$199	$(844)
Income tax (expense) benefit	—	—
Net of income taxes	$199	$(844)

(16) Loss Per Share Attributable to JRJR

In calculating loss per share, there were no adjustments to net loss for any periods presented. Shares underlying the outstanding warrants, outstanding options, convertible notes and shares potentially issuable to Rochon Capital in the event of an announced tender or exchange offer, were excluded from the fully diluted loss per share because their inclusion in the loss per share computations would be anti-dilutive.

The excluded instruments are summarized as follows (additional shares subject to issuance):

	2015	2014
Stock options	1,100,000	—
Warrants	50,000	50,000
Warrants issued in public offering	6,946,875	—
Convertible notes	375,000	—
Shares potentially issuable to Rochon Capital (1)	25,240,676	25,240,676
Total	33,712,551	25,290,676

(1) As discussed in Note (1), these shares were included in the December 31, 2014 weighted average shares outstanding number up to December 1, 2014.

(17) Segment Information

JRJR operates five operating segments, three of which are reportable segments, as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the years ended December 31, 2015 and December 31, 2014, respectively, approximately $98.2 million or 71.0% and $45.1 million or 41.4% of our revenues were generated in international markets. As of December 31, 2015 and December 31, 2014, respectively, approximately $12.3 million or 29.5% and $1.5 million or 4.1% of our long-lived assets were located in international markets. As of December 31, 2015 and December 31, 2014, the carrying values of total assets by geographic area are shown in the table below (in thousands):

	2015	2014
United States	$44,837	$48,650
United Kingdom	28,740	50
Europe	6,292	1,846
Australia and New Zealand	1,968	5,680
Other countries	667	1,081
Consolidated total assets	$82,504	$57,307

We have grouped our products into the following five operating segments: gourmet food, nutritional and wellness, home décor, publishing and printing, and other. Of these five operating segments, gourmet food, home décor, nutritional and wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

We have identified three reportable segments as each segment engages in business activities, incurring expenses and producing revenues. The operating results of these segments are regularly reviewed by chief decision makers and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and intercompany, is 10% or more of the combined revenue of all of the operating segments. In prior periods we had identified and presented one reportable segment, with revenue broken down into five categories within our segment discussion. However, with the addition of Kleeneze, the continued growth of Your Inspiration at Home and anticipated future growth, both organically and through acquisitions, we now view the Company as having five operating segments, three of which are reportable segments as discussed above. As revenues have concentrated within these three reportable segments, our chief operating decision makers ("CODM") now view these segments as appropriate for decision making purposes because they each represent a significant part of our business. The following is a brief description of our three reportable segments.

Gourmet Food - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The JRJR subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, home, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary JRJR subsidiaries involved in this line of business are Kleeneze, Betterware, TLC and Uppercase Living.

Nutritionals and Wellness - Segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in many foreign markets and over 50 countries such as Italy, Russia, Spain, and Thailand. The JRJR subsidiary primarily involved in this type of products is Agel.

We note that these three segments exceed 75.0% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

Although they do not qualify as reportable segments, we have included our publishing and printing and other operating segments within the tables below to provide easier reconciliation to our results found on the consolidated statements of operations and further transparency. The publishing and printing segment consists of HCG and Paperly. The "other" segment consists of Tomboy Tools.

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

Segment information, which includes all operating segments, for the years ended December 31, 2015 and December 31, 2014 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritionals and Wellness	Publishing and Printing	Other	Consolidated
2015
Revenue	$18,243	$88,047	$30,629	$977	$456	$138,352
Gross profit	7,467	39,333	24,086	634	276	71,796
Operating expenses						91,552
Gain on marketable securities						(189)
Gain on acquisition						(3,625)
Interest expense						2,588
Loss from operations before income tax provision						$(18,530)

2014
Revenue	$8,554	$59,810	$38,337	$1,265	$845	$108,811
Gross profit	3,863	16,382	31,712	813	516	53,286
Operating expenses						73,420
Loss on marketable securities						845
Gain on acquisition						—
Interest expense						1,857
Loss from operations before income tax provision						$(22,836)

The following table shows the total assets for each reportable segment as of December 31, 2015 and 2014, which have been reconciled to the consolidated total assets (dollars in thousands):

	2015	2014
Gourmet food	$197	$1,142
Home décor	60,895	28,184
Nutritionals and wellness	7,092	11,693
All other segments	14,320	16,288
Consolidated total assets	$82,504	$57,307

The following table summarizes goodwill for each reportable segment that is included in the asset amounts shown above (dollars in thousands):

	2015	2014
Gourmet food	$1,161	$1,294
Home décor	2,137	481
Nutritionals and wellness	1,938	1,938
All other segments	191	382
Consolidated goodwill	$5,427	$4,095

(18) Subsequent Events

The company changed its name to JRjr33, Inc. on March 7, 2016 and began doing business as JRjr33, Inc., using the stock symbol JRJR in January 2016.

The Company has made the decision to dispose of its facility in Newark, Ohio and, starting in the second quarter of 2016 has begun to relocate staff from that building to another Company facility. At this time, we are not able to assess our ability to sell the facility or what the sales price might be. Ultimately, any sale would require the consent of any lien holders prior to closing. We believe that there are a number of benefits to this move both in terms of cost savings as well as efficiency in centrally locating all of our Ohio personnel.

On February 19, 2016, certain executive officers of the Company were granted options to purchase a total of 120,000 shares of common stock at an exercise price of $1.04 per share, vesting on the one year anniversary of the date of grant.

On March 25, 2016, certain executive officers of the Company were granted options to purchase a total of 480,000 shares of common stock at an exercise price of $1.12 per share, vesting as to 25% of the grant on the two, three, four and five year anniversary of the grant. The options will be forfeited and null and void if an increase in the number of shares available for grant under the Company's 2015 Stock Incentive Plan is not approved at the Company's 2016 Annual Meeting of Shareholders.

In connection with the delay in the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission (the “SEC”) described below, JRjr33, Inc. obtained from the holder (the “Holder”) of its 9.75% senior secured convertible note issued on November 20, 2015 (the “Note”) an irrevocable waiver dated April 15, 2016 (the “Waiver”) that the Company’s failure to timely file the Form 10-K with the SEC would not constitute an event of default under the Note, and that any further notice to the Holder under the Note in respect of the same would not be required, with such waiver to be effective until April 25, 2016 (the “Waiver Period”) unless extended. The Holder agreed to extend the Waiver Period beyond April 25, 2016 for successive periods, each consisting of ten (10) business days, until the date the Form 10-K is filed with the SEC, provided that the Company issues to the Holder 50,000 shares of the Company’s common stock for each extension period required beyond April 25, 2016 (without regard to whether the Company requires the full ten (10) business day period for any given extension).

On April 14, 2016, the Company notified the NYSE MKT LLC (the “NYSE”) that it did not expect to timely file its Form 10-K with the SEC. On April 19, 2016, the Company issued a press release announcing that it received a letter from the NYSE on April 15, 2016 notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Form 10-K with the SEC. The Company submitted a plan to the NYSE on May 16, 2016 advising of actions it has taken or will take to regain compliance with the continued listed standards by October 17, 2016. The Company has regained compliance with the NYSE by filing the Form 10-K by the NYSE’s compliance deadline. The letter from the NYSE also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant such proceedings.

On May 23, 2016, the Company received a letter from the NYSE notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Form 10-Q with the SEC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this period covered by this Annual Report on Form 10-K, and they have concluded that based upon such evaluation, our disclosure controls and procedures were not effective because of the material weaknesses in our internal controls over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is defined in in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified material weaknesses in the internal control over financial reporting relating to the following:

•	Overall Control Environment
The Company has not maintained an effective control environment to provide reasonable assurance regarding achievement of relating to operations, reporting and compliance. The Company has not complied with the requirement of the 2013 COSO Framework.

•	Sufficient Accounting Personnel
The Company has not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment to meet the financial reporting requirements of a publicly traded company with international operations. The result of the lack of sufficient accounting personnel has led to the following issues related to internal control over financial reporting:

◦	Management estimates were not performed with the structure and rigor necessary to result in quality estimate that need for fairly presented financial information.

◦	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made 8 months later.

◦	Management has made significant adjustments for material errors resulting from the review of the quarterly financial statements.

◦	Management has made significant adjustments for material errors resulting from the audit of the annual financial statements.

◦	Management has made significant disclosure remediation and adjustments to the financial statements resulting from the quarterly review and annual audits.

◦	The Company has incurred substantial delays in completing its audit.

◦	The Company has incurred breaches to covenants to its debt agreements due to the delays in missing its filing requirements.

•	Consolidation Process
The Company does not have an effective controls to ensure the consolidation of all its subsidiaries is performed correctly. The consolidation is performed and reviewed by one employee. There are no controls to ensure all financial data of the subsidiaries are being compiled correctly, no review to ensure the employee is consolidating correctly and no controls to ensure all accounts being appropriately converted and consolidated in the financial statements.

•	Account Reconciliation
The Company did not maintain effective controls over the reconciliation of many of its accounts and the timely preparation and review of the financial statements or information. The has resulted in a significant amount of reconciliations being performed as part of the audit process. These reconciliations have resulted in significant audit adjustments. Additionally, there is no formal review and approval of reconciliations performed by the accounting personnel.

•	Deferred Revenue and Revenue
The Company did not maintain control over its recording of deferred revenue and revenue in its sales process. This has resulted in significant adjustments to the financial statements.

•	Inventory Management
Certain companies within the Company accepts its inventory upon the shipment of products (FOB Shipping Point). However, the Company does not account for the receipt of inventory until it has been received. Accordingly, the Company does not maintain appropriate controls around its inventory management system.

•	Journal Entry Support
The Company did not maintain effective controls over the approval, recording and retention of journal entries and their supporting detail. The Company did not maintain effective monitoring controls to ensure that journal entries were being properly prepared with sufficient supporting documentation or were reviewed and approved to ensure accuracy and completeness of the journal entries.

•	Complex Accounting Issues
The Company did not design an effective control environment to address complex accounting issues. The lack of qualified accounting personnel led to deficiencies in identifying complex accounting issues and resulting in material adjustments to the financial statement in both the quarterly and year-end filings.

•	Segregation of Duties
The Company has not maintained appropriate segregation of duties throughout the internal control over financial reporting process. The Company has numerous instances where review an approval is performed by the same employee negating any monitoring or approval controls.

•	IT System Conversion Controls
The Company did not develop a process to appropriately control the ERP system conversion at one of its subsidiaries.

•	IT Control Environment
The Company does not maintain the appropriate level of controls over the ability to access its ERP systems. The lack of control could result in the in inappropriate approval of journal entries, inappropriate approval of expenditures, and inappropriate access to the general ledger.

Management’s Remediation Initiatives

Management emphasizes that our stated growth strategy is to acquire companies. In some cases, the companies we acquire may not have invested in adequate systems or staffing to meet public company financial reporting standards. We review the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. In addition, the rapid pace of our acquisitions means we have acquired companies that currently operate on a variety of systems, which makes standardization more difficult. Because of this, we purchased and plan the implementation of a a common enterprise resource planning system across all our companies. We believe this will allow for a common set of processes and controls to enable accurate financial information, easier comparison across companies and quicker consolidations. The transition for the first company to the new platform took place during 2015.

In addition, our objective is to centralize accounting and treasury, rather than having such activities performed at each subsidiary. This will provide a current and long-term benefit of having the required internal controls performed in a centralized controlled location, so that review and remediation can occur quickly. We continued to make progress in this area in 2015. For example, all proposed purchases or disbursements are now submitted to, reviewed and approved by headquarters personnel prior to disbursement occurring. This effort means that we must continue to hire sufficient accounting personnel to properly process and control transactions and timely prepare our financial statements.

Finally, we seek to build out a more traditional financial and accounting hierarchy which will be key to the centralization and streamlining of accounting and treasury functions. Having a strong Chief Financial Officer will be key to this initiative. We believe we have found that strong leader with the recent hiring of Chris Brooks. Utilizing his network, he has brought in numerous individuals that have further strengthened our financial and accounting department. We expect to continue to build a strong foundation in this area that when combined with the other initiatives, should result in a robust control environment in financial reporting, a financial reporting process that is capable of providing management with timely and accurate information and in-turn be able to comply timely with SEC filing requirements.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are organized under the direction of our Board, which currently consists of ten members. The primary responsibilities of our board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as necessary.

The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Current Title & Position	Served as an Officer or Director Since
John P. Rochon	64	Chief Executive Officer, President and Chairman of the Board	2012
John Rochon, Jr.	39	Vice Chairman, former Chief Financial Officer, former Treasurer and Director	2012
Christopher L. Brooks	49	Chief Financial Officer	2016
Russell R. Mack	64	Executive Vice President and Director	2012
Matt J. Howe	27	Chief Investment Officer	2015
Julie Rasmussen	51	Director	2013
Michael Bishop	67	Director	2012
William H. Randall (1)(2)	70	Director	2012
Kay Bailey Hutchison (3)	72	Director	2014
Bernard Ivaldi (1)	67	Director	2014
Roy G.C. Damary (2)(3)	72	Director	2014
John W. Bickel (1)(2)(3)	67	Director	2014

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

As chairman and CEO of Mary Kay Inc., he led that company to global growth and pioneered the use of Internet technology in the micro-enterprise/direct selling sector. He also managed the growth of a portfolio of Richmont companies, in financial services, marketing, international trading, food services and other sectors. Major investments included Armor Holdings, Royal Appliance/Dirt Devil, The Dial Corp., Harvey’s Casinos, Black and Decker, RealPage Inc. and Maybelline. Mr. Rochon also served as a director of Younegvity International, Inc. In addition to JRJR, Mr. Rochon’s companies today include a nationwide network of supplies and services to businesses and a line of gourmet products. He has founded several investment funds, including a hedge fund, a fund of funds and a debt investment fund. Mr. Rochon holds a Bachelor of Science and a Master of Business Administration from the University of Toronto and began his career as a chemist before moving on to management positions in manufacturing, operations, marketing and finance. We selected Mr. Rochon to serve on our Board due to his substantial experience in finance, operations, business planning, and his years of leadership in the direct selling industry.

John Rochon, Jr., Vice Chairman, former Chief Financial Officer, former Treasurer and Director

John Rochon, Jr. became a director on December 3, 2012, our Vice Chairman on May 1, 2014, and served as our Chief Financial Officer from March 16, 2015 until March 24, 2016. He also became the Chief Executive Officer of TLC on May 27, 2015. Since 2006, he has served as the Vice Chairman and CEO of Richmont Holdings. He has expertise in capital markets and is experienced in financial analysis, mergers and acquisitions, technology and the review, structuring and management of new business opportunities. After receiving his degree in Business Administration from Southern Methodist University, he worked at JP Morgan Chase in New York before returning to Dallas, where for more than a decade he has run the Rochon’s family office. He now oversees Richmont Holdings’ financial analysis of potential business transactions and plays a leading role in guiding strategic planning for Richmont Holdings. We selected Mr. Rochon to serve on our Board due to his experience in financial analysis, mergers and acquisitions, technology and structuring and management of new business opportunities. Mr. Rochon is the son of John P. Rochon, our Chairman and CEO.

Christopher L. Brooks, Chief Financial Officer

Mr. Brooks was appointed as our Chief Financial Officer on March 24, 2016. From January 2014 until September 2015, Mr. Brooks served as the Vice President and Corporate Controller of Transplace, a logistics provider. From March 2013 until January 2014, he served as the Corporate Controller of Heartland Automotive Services, Inc., an operator of 600 franchised Jiffy Lube locations. From 2011 until 2013, he served as a consultant to various companies and from September 2008 until September 2010, he served as the Chief Financial Officer of ASSA Abloy Hospitality. Mr. Brooks is a certified public accountant and has an MBA focused on Information Systems & Finance from the University of Houston and a BBA in accounting from the University of Texas at Austin.

Russell Mack, Executive Vice President and Director

Russell R. Mack was appointed as our Executive Vice President on November 20, 2012, and as a director effective December 3, 2012. Mr. Mack has been the Executive Vice President and Chief Marketing Officer at Richmont Holdings for more than 15 years. Mr. Mack is a former member of President Ronald Reagan’s White House staff and possesses 40 years of experience in the field of communications and marketing. He has served as a senior executive in companies such as Mary Kay Inc., American Airlines, and United Airlines and as a legislative assistant and press secretary in the U.S. Senate and the U.S. House of Representatives. His career also included positions in the U.S. Department of Health and Human Services, the U.S. Department of Education and Temerlin McClain Advertising. He received a Juris Doctor degree from George Washington University Law School and a Bachelor of Arts from American University. We selected Mr. Mack to serve on our Board due to his experience in the field of communications and marketing. Russell R. Mack is the father of Ryan Mack, our Deputy Chief Financial Officer from March 15, 2015 until April 1, 2016.

Matt J. Howe, Chief Investment Officer

Matt Howe was appointed as Chief Investment Officer of the Company on March 16, 2015. Since 2012, Mr. Howe has been serving as Managing Director and Co-Head of Investments at Richmont, helping to manage Richmont’s acquisition strategy and helping the financial analysis team at both Richmont and the Company.  Prior to joining Richmont in 2012, he served as an analyst in the investment banking division of JP Morgan.  He holds a bachelor’s degree in Business Administration - Finance (summa cum laude) from Texas A&M University.

Julie Rasmussen, Director

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

Michael Bishop, Director

Michael Bishop became a director on December 3, 2012. Since 2011, he has served as the President of Actiprime, a personal care and healthy lifestyle product development and marketing company and president of ActiTech, L.P. a full service third party manufacturer of items such as creams, hair products, OTC drugs, certified NOP Organic food and personal care products, energizing and relaxing drinks and owner of a decontamination process for herbs and other products. ActiTech owns a state-of-the-art, 600,000 square foot manufacturing and warehouse facility, serving customers such as Unilever, TIGI and Estee Lauder. He co-founded Actifirm, a marketer of anti-aging skin care sold in physicians’ offices and medi-spas. He founded Active Organics, a leading natural ingredient supplier to the personal care industry, serving as president from 1981 to 2011 before the company was sold to Berkshire Hathaway’s Lubrizol Corporation. A chemist holding nine patents, he held development roles with Max Factor, Redken Laboratories, Life Laboratories and Rachel Perry cosmetics. He received his Bachelor of Science and Bachelor of Arts degrees from the University of California at Irvine. We selected Mr. Bishop to serve on our Board due to his manufacturing and product development experience.

William H. Randall, Director

William Randall became a director on December 3, 2012. He currently serves as the lead director and is the Chairman of the Audit Committee and Chairman of the Compensation Committee. He is a 35-year veteran of the direct selling industry who has served in sales, marketing and other senior executive positions in companies such as Mary Kay Inc., BeautiControl Cosmetics and start-up enterprises funded by Sur la Table and Ross Simons. He is a past board member of the Direct Selling Association and is founder and chairman of Hatch Holdings LLC which, since 1990, has provided strategic planning and tactical support to senior management of direct selling companies. He received his Master of Business Administration from Harvard Business School. We selected Mr. Randall to serve on our Board due to his prior direct selling experience.

The Honorable Kay Bailey Hutchison, Director

The Honorable Kay Bailey Hutchison became a director on February 18, 2014. Senator Hutchison served for two decades as a U.S. Senator from Texas, from 1993 to 2013. She is the only woman ever elected to represent the state in the U.S. Senate. She served on the Appropriations Committee and was ranking Republican on the Commerce, Science and Transportation Committee. Before being elected to the Senate, she served in the Texas House of Representatives from 1972 to 1976 and served on the National Transportation Safety Board from 1976 to 1978. After holding positions as a bank executive and general counsel, and as a small business owner, she served as Texas State Treasurer from 1990 to 1993. Since 2013, Ms. Hutchison has been a member of the Board of Directors of Cobalt International Energy, Inc. (NYSE:CIE). She holds a degree from the University of Texas at Austin and a law degree from the School of Law at the University of Texas. We selected Ms. Hutchison to serve on our Board due to her strong understanding of corporate governance.

Bernard Ivaldi, Director

Bernard Ivaldi became a director on July 9, 2014. He currently serves as a member of the board of directors of two subsidiaries of JRJR. For the past twenty years, he has been consulting extensively with multinational companies and educational institutions in Europe, USA, South America and Australia. Since 2002, he has been the Managing Director of BI Conseil & Associates, a consulting company that he owns based in Vaud, Switzerland. From 1997 to 2002, he served as the CEO of Neuromedia SA of Liege, Belgium. Prior thereto, he served as an administrator at Lalive & Partners, Attorneys at Law, Geneva, a Director of Webster University, Geneva, Switzerland and a Director General of The International School of Geneva. Bernard Ivaldi has obtained diplomas from American and French Universities including a Ph.D. (doctorate 1983) from Columbia Pacific University, Ph.D. (ABD) New York University. He was a Doctoral Fellow in Bilingual Education at New-York University N.Y. (1977). He was

awarded a Maîtrise de Linguistique Générale (Honors), University of Nice, France (1971). He has been a Member of la Conférence de l’Instruction Publique du Département de l’Instruction Publique, Genève. Bernard Ivaldi is former Chairman of the International Schools Association and currently a board member. ISA is an international NGO with consultative status to UNESCO and ECOSOC. He is currently Vice-Président du Conseil de Fondation de l’Institut Supérieur des Affaires et du Management (INSAM), Geneva. We selected Mr. Ivaldi to serve on our Board due to his knowledge of Swiss and French corporate laws and his experience in the field of administration, management of finances and of personnel, and in-service training.

Roy G.C. Damary, Director

Roy G.C. Damary became a director on July 9, 2014. Mr. Damary currently serves as a member of the board of directors of two subsidiaries of JRJR. He is the President of the INSAM Foundation in Geneva, Head of Business Studies at Robert Kennedy College (RKC), Switzerland, where he has taught for the last 13 years, and Honorary Professor at the Ural State Forest Engineering University, Ekaterinburg (Russia). He owns, and since 1994 has provided consulting services through, Technomic Consultants SA, which provided industrial marketing consultancy services for nearly 25 years before its reorientation to management services for foreign-owned Swiss companies. From 1998 through 2013, Mr. Damary also individually provided services to Bridport and Co., a financial services company in Switzerland, as an outside consultant. He began his professional career in 1966 as a research engineer and later as a techno-economic specialist at the Battelle Institue in Geneva, Switzerland. He holds an M.A. in Engineering Science with First Class Honours from Oxford University (1966), an M.B.A. with High Distinction (Baker Scholar) from Harvard Business School (1974) and a Ph.D. from Lausanne University (2000). We selected Mr. Damary to serve on our Board due to his international management prior experience as well as his knowledge of Swiss corporate law and practice and his international experience as a marketing consultant.

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

Leadership Structure

Our Chief Executive Officer also serves as our Chairman of the Board. In March 2016, our Board appointed William Randall to serve as our lead independent director. Although we do not have a formal policy addressing this topic, we believe that when the Chairman is not independent, it is important to have a separate lead director, who is an independent director. We believe that the combination of Mr. John P. Rochon as our Chairman of the Board and Mr. William Randall as our lead director is an effective structure for our company. The division of duties and the additional avenues of communication between the Board and our management associated with this structure provides the basis for the proper functioning of our Board and its oversight of management.

Director Independence

We have determined that as of December 31, 2015 William Randall, Kay Bailey Hutchison, Bernard Ivaldi, Roy Damary and John W. Bickel are “independent” directors under the definition set forth in the listing standards of the NYSE MKT. We qualify as a "smaller reporting company" and as such we qualify for certain exemptions to the NYSE MKT listing requirements, including the requirement that a majority of our directors be independent. Currently we have an equal number of independent and non-independent directors.

Audit Committee

The Audit Committee of our Board is currently composed of three directors, each of whom satisfy the independence and other standards for Audit Committee members under the rules of the NYSE MKT. The Audit Committee is composed of Mr. Randall, Mr. Ivaldi and Mr. Bickel and we have determined that Mr. Randall is a “Financial Expert,” as that term is defined under Section 407 of Regulation S-K.

The Audit Committee operates under a written Audit Committee Charter, which is available to shareholders on our website at http://jrjrnetworks.com/Charters.

Compensation Committee

The Compensation Committee of our Board currently consists of Mr. Randall, Mr. Damary and Mr. Bickel.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to shareholders on our website at http://jrjrnetworks.com/Charters.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board currently consists of Senator Hutchison, Mr. Bickel and Mr. Damary.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to shareholders on our website at http://jrjrnetworks.com/Charters.

Family Relationships

Paula Mackarey, the President, Publisher and a member of the Board of Directors of HCG, is the sister of our Chief Executive Officer, President and Chairman of the Board, Mr. Rochon.

John Rochon Jr. is the son of Mr. Rochon. Heidi Rochon Hafer, our Secretary, is the daughter of Mr. Rochon.

Mr. Ryan Mack, son of our Executive Vice President and Director, Russell Mack, was employed by us from March 16, 2015 until April 1, 2016 as our Deputy Chief Financial Officer.

There are no other family relationships between any of our directors or officers.

Code of Ethics

We adopted a Code of Ethics. Our Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in conflict-of-interest transactions without our consent. Our Code of Ethics is included in our Investor Relations section of our Internet website, http://www.jrjrnetworks.com.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2015.

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation paid to or earned by:

(1) our principal executive officer;

(2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended December 31, 2015 and 2014; and

(3) up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2015, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (5) ($)	Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Rochon(1)	2015	$—	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President and Chairman of our Board of Directors	2014	$—	$—	$—	$—	$—	$—	$—	$—
John Rochon, Jr.	2015	$271,250	$—	$—	$—	$—	$—	$—	$271,250
Vice Chairman, Former Chief Financial Officer and Treasurer(2)	2014	$—	$—	$—	$—	$—	$—	$—	$—
Russell R. Mack(3)(4)	2015	$193,043	$—	$—	$—	$—	$—	$13,000	$206,043
Executive Vice President and Director	2014	$150,138	$—	$—	$—	$—	$—	$50,000	$200,138
Matt J. Howe	2015	$125,295	$—	$—	$43,749	$—	$—	$—	$169,044
Chief Investment Officer	2014	$—	$—	$—	$—	$—	$—	$—	$—
Ryan C. Mack	2015	$125,438			$43,749				$169,187
Former Deputy Chief Financial Officer(6)	2014	$—	$—	$—	$—	$—	$—	$—	$—
Kelly L. Kittrell(7)	2015	$45,400	$—	$—	$—	$—	$—	$—	$45,400
Former Chief Financial Officer, Treasurer and Director	2014	$200,000	$—	$—	$—	$—	$—	$—	$200,000

(1)
Mr. Rochon was appointed as our Chief Executive Officer and President immediately after the consummation of the Initial Share Exchange on September 25, 2012. Mr. Rochon currently is not receiving, and has not received, compensation for service as our Chief Executive Officer.

(2)	John Rochon, Jr. resigned as Chief Financial Officer on March 24, 2016.
(3)	Mr. Mack was appointed as our Executive Vice President on November 20, 2012. Mr. Mack began receiving compensation for his services as Executive Vice President in 2013.
(4)	Other compensation for Mr. Mack relates to consulting fees received from a subsidiary. Mr. Mack stopped receiving consulting fees in March 2015.
(5)
Amount reflects the grant date fair value of the named executive officers' stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note (14) to our Consolidated Financial Statements.The Black-Scholes Option Pricing Model was used to value the option awards at the time of issuance.

(6)	Ryan Mack resigned as Deputy Chief Financial Officer on April 1, 2016.
(7)	Kelly L. Kittrell resigned as Chief Financial Officer, Treasurer and Director on March 16, 2015.

On March 24, 2016, we entered into an employment agreement with Christopher L. Brooks (the “Employment Agreement”), to serve as our Chief Financial Officer.   The Employment Agreement provides that Mr. Brooks will be entitled to an annual base salary of $180,000. In addition, Mr. Brooks will be eligible to receive an annual performance bonus of up to twenty five percent (25%) of his base salary, at the discretion of the Board. The annual bonus will be based upon the Board’s assessment of Mr. Brooks’ performance. In the event his employment is terminated for any reason other than Cause, which is defined in the

Employment Agreement as any violation of our policies, gross negligence, willful neglect and fraud, Mr. Brooks is entitled to receive a severance pay equal to two weeks salary plus one additional week’s salary for each full year of service. The Employment Agreement also provides for the issuance of options exercisable for 50,000 shares of our common stock.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2015)

The following table sets forth information regarding option awards and restricted stock awards held as of December 31, 2015 by each of our named executive officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested
Name and Principal Position	Exercisable (#)	Unexercisable (#)			Number (#)	Market Value ($)
John P. Rochon(1)	—	—	—	—	—	—
Chief Executive Officer, President and Chairman of our Board of Directors
John Rochon, Jr.	—	—	—	—	—	—
Vice Chairman, Former Chief Financial Officer and Treasurer(2)
Russell R. Mack(3)(4)	—	—	—	—	—	—
Executive Vice President and Director
Matt J. Howe	8,334 (1)	41,666	$1.23	6/23/2020	—	—
Chief Investment Officer
Ryan C. Mack	8,334 (2)	41,666	$1.23	6/23/2020	—	—
Former Deputy Chief Financial Officer
Kelly L. Kittrell(6)	—	—	—	—	—	—
Former Chief Financial Officer, Treasurer and Director

(1) These options were granted to Matt Howe on June 23, 2015 and vest in equal quarterly installments over three (3) years beginning July 1, 2015.
(2) These options were granted to Ryan Mack on June 23, 2015 and vest in equal quarterly installments over three (3) years beginning July 1, 2015. Mr. Mack resigned as Deputy Chief Financial Officer on March 16, 2016.

On February 19, 2016, certain executive officers of the Company were granted options to purchase shares of Common Stock as follows: John Rochon, Jr. was granted options to purchase 70,000 shares of Common Stock; Russell Mack was granted options to purchase 40,000 shares of Common Stock; Ryan Mack was granted options to purchase 10,000 shares of Common Stock; and Matt Howe was granted options to purchase 10,000 shares of Common Stock. The stock options granted to the executive officers expire after ten years and have an exercise price of $1.04 per share and vest on the one year anniversary of the date of grant. Mr. Ryan Mack forfeited these options upon his departure from the Company effective April 1, 2016.

On March 25, 2016, certain executive officers of the Company were granted options to purchase shares of Common Stock as follows: John Rochon, Jr. was granted options to purchase 280,000 shares of Common Stock; Russell Mack was granted options to purchase 160,000 shares of Common Stock; and Matt Howe was granted options to purchase 40,000 shares of Common Stock. These stock options granted to the executive officers expire after ten years and have an exercise price of $1.12 per share and vest as to 25% of the grant on the two, three, four and five year anniversary of the date of grant. The options will be forfeited and null and void if an increase in the number of shares available for grant under the Company’s 2015 Stock Incentive Plan is not approved at the Company’s 2016 Annual Meeting of Shareholders.

Aggregated Options Exercises in Last Fiscal Year

No stock options were exercised by any of our officers or directors during the fiscal year ended December 31, 2015 and 2014 or, as of the date of this Annual Report, during the current fiscal year.

Long-Term Incentive Plans and Awards

None of our executive officers are a participant in any long-term incentive plans.

DIRECTOR COMPENSATION

The following table provides information on compensation awarded or paid to the directors listed below for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
Michael Bishop	$—	$100,000	$—	$100,000
William Randall	50,040	49,960	—	100,000
Julie Rasmussen	50,040	49,960	50,040	150,040
Kay Bailey Hutchison	50,016	—	—	50,016
Roy G.C. Damary	50,040	49,960	—	100,000
Bernard Ivaldi	50,040	49,960	—	100,000
John W. Bickel	50,020	49,980	—	100,000

(1)	Represents monthly fees paid for Board service during 2015.

(2)	Amount reflects the issuance date value of the named directors' stock awards, which were based on the current market value of the shares granted in 2016.

(3)	Consulting fees paid to Ms. Ramussen for her operating and international consulting to various JRJR subsidiaries.

During 2015, the compensation of non-employee members of the Board remained at $100,000 per year, of which $50,000 is typically paid in cash (unless a Board member requests a portion of the cash be paid in equity) and the remaining $50,000 is paid in equity. Board members do not receive extra compensation for service on committees. On February 19, 2016, the Board of the Company granted under the 2015 Stock Plan an aggregate of 940,702 shares of common stock to the members of the Board. The number of shares of common stock granted to each member of the Board represents 50% of the annual fees (other than Mr. Bishop, who elected to receive 100% of such fees in shares of common stock) previously earned for service as directors and is based on their term of service. The number of shares issued to the members of the Board were as follows: Michael Bishop was granted 304,268 shares; William Randall was granted 152,134 shares; Julie Rasmussen was granted 143,309 shares; Roy Damary was granted 90,411 shares; Bernard Ivaldi was granted 90,411 shares; and John Bickel was granted 66,254 shares. On March 3, 2016, the Board ("the Board") of Directors appointed William Randall to serve as the Board’s Lead Independent Director. For his service as Lead Independent Director, Mr. Randall received an award of common stock valued at $10,000 (9,616 shares of common stock), which is an additional 20% of the annual equity grant, for services as Lead Independent Director during the upcoming year. On May 12, 2016, Kay Bailey Hutchison rescinded her 93,915 shares granted on February 19, 2016.

Long-Term Incentive Plans and Awards

The 2013 Director Smart Bonus Unit Plan provides for the issuance of a cash bonus tied to stock price appreciation for non-employee directors. The Compensation Committee of the Board of Directors approves all awards that are granted under the plan. During 2013, we awarded a total of 25,000 equivalent stock appreciation rights (“SARs”) among all eligible directors that are remeasured each reporting period and are recognized ratably over the contractual term. During 2014 and 2015, no additional SARs were awarded to eligible directors. We recognized approximately ($12,000) in compensation expense/(income) in 2015 related to this Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information as of June 27, 2016 regarding the beneficial ownership of our common stock. Beneficial ownership generally includes voting or investment power with respect to securities. The table reflects ownership by:

•	each person or entity who owns beneficially 5% or greater of the shares of our outstanding common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

The percentages below are calculated based on 36,085,324 shares of our common stock being issued and outstanding as of June 27, 2016. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table below does not include certain shares of common stock that may be issued at some time in the future, subject to the terms and conditions of that certain Amended Share Exchange Agreement. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon (1)	Chief Executive Officer, President and Chairman of the Board	14,162,500	39.6%
John Rochon, Jr. (2)	Vice Chairman, Former Chief Financial Officer and Director	5,763,322	16.1%
Christopher L. Brooks (3)	Chief Financial Officer	—	*
Julie Rasmussen	Director	145,309	*
Russell Mack	Executive Vice President and Director	150,000	*
Ryan Mack	Former Deputy Chief Financial Officer	—	*
Matt Howe	Chief Investment Officer	100	*
Michael Bishop	Director	304,268	*
Kelly Kittrell	Former Chief Financial Officer and Treasurer and Former Director	150,000	*
William Randall	Director	188,750	*
Kay Bailey Hutchison	Director	5,316	*
Bernard Ivaldi	Director	93,043	*
Roy G.C. Damary	Director	93,043	*
John W. Bickel	Director	68,859	*
All directors and executive officers as a group (14)		21,124,510	59.0%
5% Shareholders
Rochon Capital Partners, Ltd. (4)		14,162,500	39.6%
John Rochon Management, Inc. (5)		14,162,500	39.6%
Richmont Street, LLC (6)		3,200,000	8.9%
Richmont Capital Partners V LP (7)		3,200,000	8.9%

*Less than 1%

(1)
Includes 37,500 shares of common stock issued directly to John Rochon Management, Inc. (“JRMI”) and 12,500,000 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital, and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Also includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions (the “Second Tranche Stock”) by third parties or the announcement of certain tender or exchange offers of our common stock, pursuant to the Amended Share Exchange Agreement. In the event the Second Tranche Stock is issued to Rochon Capital, Mr. Rochon’s beneficial ownership percentage would increase to 64.7.%. See the section entitled “Certain Relationships and Related Party Transactions.”

(2)
Includes 1,210,760 shares held directly by John Rochon, Jr. and 1,237,500 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Includes 3,200,000 shares of common stock issued to Richmont Capital Partners V LP (“RCP V”), which has Richmont Street, LLC as its Managing General Partner, an entity controlled by John Rochon, Jr. Also includes 115,062 shares held by trusts for the benefit of John Rochon, Jr.’s children, of which John Rochon, Jr. is the sole trustee. Does not include options exercisable for 70,000 shares of common stock that vest on February 17, 2017 and options exercisable of 280,000 shares of common stock that vest 25% a year starting on March 23, 2018.

(3)	Does not include options exercisable for of 50,000 shares of common stock that vest 25% a year starting on March 23, 2018.
(4)
Includes 12,500,000 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 37,500 shares issued directly to JRMI. Includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock pursuant to the Amended Share Exchange Agreement. In the event the Second Tranche Stock is issued to Rochon Capital, Rochon Capital’s beneficial ownership percentage would increase to 64.7%. See the section entitled “Certain Relationships and Related Party Transactions.”

(5)
Includes 37,500 shares of common stock issued directly to JRMI and 12,500,000 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision-making of JRMI. Include an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of our common stock pursuant to the Amended Share Exchange Agreement, which became effective on December 1, 2014. In the event the Second Tranche Stock is issued to Rochon Capital, JRMI’s beneficial ownership percentage would increase to 64.7%. See the section entitled “Certain Relationships and Related Party Transactions.”

(6)
Includes 3,200,000 shares of common stock issued to RCP V upon conversion of the RCP V Note on November 26, 2014. Richmont Street is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding instruments	Weighted-average exercise price of outstanding instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Director Stock Bonus Plan	—	—	—
2015 Stock Incentive Plan	1,100,000	$1.27	400,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,100,000	$1.27	400,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transaction Policy

Other than compensation arrangements for named executive officers and directors, which are described in the section entitled “Executive Compensation” we describe below each transaction and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

We continue to utilize Richmont Holdings for acquisition opportunities and advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. We agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month equal to $160,000 and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions, which costs have been expensed under selling, general and administrative expenses. During the years ended December 31, 2015 and December 31, 2014, we recorded $2.2 million and $1.9 million, respectively, in Reimbursement Fees incurred by Richmont Holdings on our behalf. The board of directors approved an additional management fee of $232,000 over the base agreement in 2015. Prior to Rochon Capital’s initial investment in us and during our initial acquisition phases, Richmont Holdings utilized its own funds to develop the acquisition strategy and the contacts of which we are now the beneficiary.   In recognition of our relationship with Richmont Holdings and the substantial investment it made during our formation, we may advance funds to Richmont Holdings from time to time as it pursues acquisitions on our behalf.  As of December 31, 2015, there was a related party payable balance of approximately $580,000 which is included as an offset to our related party payables shown on our balance sheet.

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

Mr. Bishop is the controlling shareholder of ActiTech, L.P., which provides production services to certain JRJR subsidiaries. We paid $1.4 million to ActiTech, L.P. in 2015. Ms. Rasmussen was paid $50,040 in 2015 for consulting services to JRJR and certain of its subsidiaries regarding operations and international expansion.

At December 31, 2015, HCG had a related party shareholder payable of $25,000 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. Two of the employees of HCG are siblings of Mr. Rochon, our Chief Executive Officer, Chairman of our Board, and the controlling person of Rochon Capital, our principal shareholder. Each of Paula Mackarey and John P. Rochon is a guarantor to HCG’s line of credit with Pennstar Bank.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10.0% per annum and matured on June 27, 2015.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10.0% per annum and matured on July 1, 2015 and is guaranteed by us.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10.0% per annum and matured July 11, 2015 and is guaranteed by us.

The Company has yet to service the loans related to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is JRJR’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by JRJR and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, JRJR filed a motion to compel arbitration and dismiss claims in the State Court Action.

Director Independence

We have determined that William Randall, Kay Bailey Hutchison, Bernard Ivaldi, Roy Damary and John W. Bickel are “independent” directors under the definition set forth in the listing standards of the NYSE MKT.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee of our Board has appointed BDO as the independent registered public accounting firm for the fiscal year ended December 31, 2015. Fees billed by BDO to us for services during the fiscal year ended December 31, 2015 were:

Year Ended December 31, 2015
Audit fees	$1,459,000
Audit-related fees	20,000
Tax fees	60,000
All other fees	—
$1,539,000

“Audit Fees” were fees billed by BDO for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our second and third quarters of 2015 Quarterly Reports on Forms 10-Q, or for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” were fees billed by BDO for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements.

“Tax Fees” were fees primarily for tax compliance in connection with filing U.S. and state income tax returns.

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

3.8	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 16, 2014)

3.1	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 7, 2016).

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

4.16	Form of Warrant Issued to Investors (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

4.17	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)

4.18	2015 Stock Incentive Plan (incorporated by reference to Appendix A of our Proxy Statement (File No. 001-36755) filed with the Commission on May 22, 2015)

4.19	Form of Warrant Issued to Consultant (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q (File No. 001-36755) filed with the Commission on August 13, 2015)

4.20	Exchange Agreement for Warrant Issued to Consultant (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q (File No. 001-36755) filed with the Commission on August 13, 2015)

4.21	Convertible Loan made by Trillium Pond incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

4.22	Convertible Loan made by Trillium Pond incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

4.23	Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

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

10.22
Restricted Stock Agreement between CVSL Inc. and John W. Bickel dated September 16, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-52818) filed with the Commission on September 18, 2014)

10.23
Share Purchase Agreement, dated February 6, 2015, between Trillium Pond AG and Findel plc. 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.24
Service Level Agreement to be executed at closing between Kleeneze and Express Gifts, Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.25
Transition Services Agreement to be executed at closing between Kleeneze and Findel plc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.26
Share Purchase Agreement between Trillium Pond AG and Robert Way and Andrew Lynton Cohen (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

10.27	Service Agreement with Robert Way (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

10.28	Lock-Up Agreement with Robert Way (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

10.29
Securities Purchase Agreement between CVSL Inc. and Dominion Capital (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

10.30
Security and Pledge Agreement, dated November 20, 2015, by and among CVSL Inc., each of the Company’s Domestic Subsidiaries named therein and Dominion Capital LLC (in its capacity as collateral agent) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

10.31
Guaranty, dated November 20, 2015, by and among each of CVSL Inc.’s Domestic Subsidiaries named therein and Dominion Capital LLC (in its capacity as collateral agent) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

10.32
Form of Stock Award Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

10.33
Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

10.34
Form of Nonqualified Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

10.35	Employment agreement with Christopher L. Brooks (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 30, 2016)

10.36	Office Lease as of September 5, 2014 between International Center Development XVIII, LLC and CVSL Inc.**

10.37
Waiver dated as of April 15, 2016 with Dominion Capital LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the commission on April 20, 2016)

10.38	Waiver dated as of May 17, 2016 with Dominion Capital LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-36755) filed with the commission on May 23, 2016)

21	List of Subsidiaries**

23.1	Consent of BDO, USA LLP**
23.2	Consent of PMB Helin Donovan, LLP**

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
32.1	Certification pursuant to 18 U.S.C. Section 1350.**
32.2	Certification pursuant to 18 U.S.C. Section 1350.**
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

JRjr33, Inc.
By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
Date:	June 27, 2016

By:	/s/ Christopher L. Brooks

Christopher L. Brooks
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date:	June 27, 2016

Signature	Title	Date

/s/ John P. Rochon	Chief Executive Officer, President and Chairman of the Board	June 27, 2016
(Principal Executive Officer)
John P. Rochon

/s/ John Rochon, Jr.	Vice Chairman and Director	June 27, 2016

John Rochon, Jr.

/s/ Russell Mack	Vice President and Director	June 27, 2016

Russell Mack

Signature	Title	Date

	Director	June 27, 2016

Michael Bishop

/s/ William Randall	Director	June 27, 2016

William Randall

/s/ Julie Rasmussen	Director	June 27, 2016

Julie Rasmussen

/s/ Kay Bailey Hutchison	Director	June 27, 2016

Kay Bailey Hutchison

/s/ Bernard Ivaldi	Director	June 27, 2016

Bernard Ivaldi

/s/ Roy Damary	Director	June 27, 2016

Roy Damary

/s/ John W. Bickel	Director	June 27, 2016

John W. Bickel