Form 10-Q/A
period 2015-03-31
JRjr33, Inc.
filed 2016-10-14
CIK 1403085

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
(formerly CVSL Inc.)
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0534701 (I.R.S Employer Identification No.)
2950 North Harwood Street, 22nd Floor, Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(469) 913-4115
(Registrant’s telephone number, including area code)

CVSL Inc.
2400 North Dallas Parkway, Suite 230, Plano, Texas 75093
(Former name, former address and former fiscal year if changed since last report)

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

CVSL Inc.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

JRjr33, Inc. (formerly known as CVSL Inc.) (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 to reflect restatements of the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015, the related Condensed Consolidated Statements of Income for the three month period ended March 31, 2015 and condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2015, and the notes related thereto.  The restatements reflect certain year-end audit adjustments identified in connection with the audit of the financial statements as of December 31, 2015 and for the year then ended that have a material impact on the quarter ended March 31, 2015. In analyzing the adjustments the Company concluded that the respective quarterly impact of the adjustments is material and should be reflected in the quarters impacted. Additionally, in connection with the restatement process, the Company reviewed, corrected and modified, where appropriate, certain disclosure in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the selected financial data as applicable.  For a description of the changes made in connection with the restatement, see Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the accompanying interim consolidated financial statements contained in this report.

Additionally, effective as of March 7, 2016, the Company changed its name from CVSL Inc. to JRjr33, Inc.  The Company’s new name is reflected in this document.

To assist in your review of this filing, this Amendment sets forth the Original Form 10-Q in its entirety.  However, this Amendment only amends and restates Item 1, Item 2 of Part I and Item 1A of Part II, and Item 4, in each case as a result of, and to reflect, the Restatement and related matters.  No other information in the Original Form 10-Q is amended hereby, except for the Company’s name change.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Form 10-Q and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the Original Form 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which will be filed after the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Annual Report on Form 10-K for the year ended December 31, 2015 and intends to amend its Quarterly Reports on Form 10-Q for the quarter ended June 30, 2015.
Internal Control Over Financial Reporting
Management assessed its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 in connection with its annual audit for the year ended December 31, 2015 which concluded, that a number of deficiencies in the design and operating effectiveness of the Company internal controls, collectively, represent material weaknesses in the Company internal control over financial reporting and, therefore, that the Company did not maintain effective internal control over financial reporting for the year ended December 31, 2015. Since this restatement resulted from adjustments made during the year ended December 31, 2015, management's assessment is that the same material weaknesses disclosed in the Company's Annual Report for the year ended December 31, 2015 apply for the period covered by this Amendment. For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses as disclosed in Form 10-K for the year ended December 31, 2015, see “Part I, Item 4 - Controls and Procedures.”

PART I.    Financial Information
Item 1.    Financial Statements

JRjr33, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2015	December 31, 2014
(in thousands)	(As Restated, See Note 2)
Assets
Current assets:
Cash and cash equivalents	$5,132	$2,606
Marketable securities, at fair value	9,682	991
Accounts receivable, net	3,902	450
Inventory, net	20,239	14,759
Other current assets	3,380	2,482
Total current assets	42,335	21,288
Restricted cash	3,000	—
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	8,774	8,191
Leased property, net	15,098	15,361
Goodwill	5,364	4,095
Intangibles, net	3,722	3,558
Other assets	342	400
Total assets	$83,049	$57,307

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,355	$8,541
Related party payables	1,317	152
Accrued commissions	4,050	3,319
Accrued liabilities	5,976	4,612
Deferred revenue	1,306	2,982
Current portion of long-term debt	905	941
Accrued taxes payable	4,550	2,693
Other current liabilities	2,887	1,412
Total current liabilities	35,346	24,652
Deferred tax liability	—	167
Long-term debt, net of current portion	7,081	4,316
Lease liability, net of current portion	15,774	15,774
Other long-term liabilities	2,320	3,415
Total liabilities	60,521	48,324
Contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	55,452	37,097
Accumulated other comprehensive income	301	321
Accumulated deficit	(36,282)	(32,159)
Total stockholders' equity attributable to JRjr33, Inc.	19,475	5,262
Stockholders' equity attributable to non-controlling interest	3,053	3,721
Total stockholders' equity	22,528	8,983
Total liabilities and stockholders' equity	$83,049	$57,307

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
(in thousands, except share and per share data)	(As Restated, See Note 2)
Revenue	$19,878	$26,671
Program costs and discounts	(3,251)	(4,976)
Net revenue	16,627	21,695
Costs of sales	5,230	8,016
Gross profit	11,397	13,679
Commissions and incentives	5,820	6,973
Gain on sale of assets	(43)	(266)
Selling, general and administrative	10,703	9,353
Depreciation and amortization	279	269
Share based compensation expense	(1,167)	87
Operating loss	(4,195)	(2,737)
Loss (gain) on marketable securities	(192)	494
Interest expense, net	599	266
Loss from operations before income tax provision	(4,602)	(3,497)
Income tax provision	191	279
Net loss	(4,793)	(3,776)
Net loss attributable to non-controlling interest	670	640
Net loss attributable to JRjr33, Inc.	$(4,123)	$(3,136)
Basic and diluted loss per share:
Weighted average common shares outstanding	29,668,069	24,385,616
Loss per common share attributable to common stockholders, basic and diluted	$(0.14)	$(0.13)

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(in thousands)	(As Restated, See Note 2)
Net loss	$(4,793)	$(3,776)
Other comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	7	469
Reclassification of other comprehensive income included in net loss	(199)	—
Foreign currency translation adjustment gain (loss)	174	(9)
Other comprehensive gain (loss)	(18)	460
Comprehensive loss	(4,811)	(3,316)
Comprehensive loss attributable to non-controlling interests	670	640
Comprehensive loss attributable to JRjr33, Inc.	$(4,141)	$(2,676)

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(in thousands)	(As Restated, See Note 2)
Operating activities:
Net loss	$(4,793)	$(3,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of effect of acquisitions
Depreciation and amortization	420	562
Loss (gain) on sale of marketable securities	(192)	494
Interest expense	—	200
Share-based compensation	(1,167)	87
Provision for doubtful accounts	11	63
Provision for obsolete inventory	—	41
Gain on sales of assets	(43)	(266)
Deferred income tax	34	45
Non-cash compensation	101	—
Stock issued for purchase of subsidiaries	—	484
Changes in certain assets and liabilities:
Accounts receivable	(467)	(269)
Inventory	588	1,266
Other current assets	303	182
Accounts payable	725	(1,312)
Related party payables, net	1,164	(132)
Accrued commissions	734	636
Accrued liabilities	129	(343)
Deferred revenue	(876)	1,205
Accrued Taxes payable	150	342
Other liabilities	(500)	(549)
Net cash used in operating activities	(3,679)	(1,040)
Investing activities:
Capital expenditures	(316)	(335)
Proceeds from the sale of property, plant and equipment	28	1,334
Purchase of investments available for sale	(18,876)	—
Sale of marketable securities	10,185	3,418
Cash held as collateral	(3,000)	—
Acquisitions, net of cash purchased	(3,135)	—
Net cash (used in) provided by investing activities	(15,114)	4,417
Financing activities:
Net borrowings (payments) on long-term debt and revolving credit facility	2,978	(1,430)
Payments on debt	(247)	(614)
Stock issuances	18,360	—
Net cash (used in) provided by financing activities	21,091	(2,044)
Effect of exchange rate changes on cash	228	(10)
Increase in cash and cash equivalents	2,526	1,323
Cash and cash equivalents at beginning of period	2,606	3,877
Cash and cash equivalents at end of period	$5,132	$5,200
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	$65
Income taxes	—	122
See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited as restated)

(1) General

Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a consistent basis with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or that of a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed by JRjr33, Inc. (formerly known as CVSL Inc.) ("JRjr" or "the Company," and together with the Company's consolidated subsidiaries, "we", "us" and "our"), for the year ended December 31, 2014, filed with the SEC on March 23, 2015 ("Form 10-K/A").

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2014.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to the current period presentation.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $137,000 and $170,000 at March 31, 2015 and December 31, 2014, respectively.

Income Taxes

JRJR and its U.S. subsidiaries (excluding TLC) file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. Benefits from tax credits are reflected currently in earnings. We record income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

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

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At March 31, 2015 and 2014, our allowance for sales returns totaled $86,000 and $257,000, respectively.

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

(2) Restatement of Condensed Consolidated Financial Statements

Correction of Accounting Errors

Subsequent to the filing of our Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management identified certain year end accounting adjustments. Management evaluated these adjustments and their effects on the Company's 2015 previously-filed quarterly financial statements and determined restated consolidated financial statements should be filed to correct errors within our originally reported financial statements as of and for the three months ended March 31, 2015.

The most significant errors found in the annual that affected the three month period ended March 31, 2015 include the following:

•
The correction of errors related to the recognition of revenue, accounts receivable and deferred revenue. The Company did not have the adequate accounting procedures to appropriately recognize and record revenues, accounts receivable and deferred revenue appropriately during Fiscal 2015.

•
The correction of errors related to the appropriate recognition of share-based compensation expense. The Company did not appropriately account for certain share-based compensation plans, which required adjustments to the quarterly financial statements.

•
The correction of errors related to the appropriate recognition of commissions expense on a quarterly basis. The Company did not appropriately calculate commissions expense related to the sales on a quarterly basis, which required an adjustment to the quarterly financial statements.

•
The Company did not appropriately account for certain expenses attributable to acquisitions costs, but were incorrectly recorded as related party accounts receivable, which required an adjustment to the quarterly financial statements.

Other Restatement and Reclassification Adjustments

In addition to correcting the accounting errors discussed above, the restated condensed consolidated financial statements for the three months ended March 31, 2015 include adjustments for certain other accounting errors and reclassifications that were discovered subsequent to the issuance of the originally reported financial statements for the three months ended March 31, 2015. This adjustments include the following:

•	Correcting the classification of revenues, program costs and discounts and commissions expense for certain of the subsidiaries.

•	Other adjustments to correct for differences related to the recording accounts payable, interest expense, accrued commissions and accounts receivable write-offs.

JRjr33, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$5,633	$(501)	$—	$5,132
Marketable securities, at fair value	9,682	—	—	9,682
Accounts receivable, net	3,488	368	46	3,902
Inventory, net	20,331	(93)	1	20,239
Other current assets	3,420	(112)	72	3,380
Total current assets	42,554	(338)	119	42,335
Restricted cash	3,000	—	—	3,000
Sale leaseback security deposit	4,414	—	—	4,414
Property, plant and equipment, net	8,775	—	(1)	8,774
Leased property, net	15,098	—	—	15,098
Goodwill	5,367	(4)	1	5,364
Intangibles, net	3,510	213	(1)	3,722
Other assets	543	(85)	(116)	342
Total assets	$83,261	$(214)	$2	$83,049

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,924	$(655)	$1,086	$14,355
Related party payables	531	761	25	1,317
Line of credit	112		(112)	—
Accrued commissions	3,907	(457)	600	4,050
Accrued liabilities	—	213	5,763	5,976
Deferred revenue	3,582	(2,322)	46	1,306
Current portion of long-term debt	905	—	—	905
Accrued taxes payable	—	576	3,974	4,550
Other current liabilities	12,889	816	(10,818)	2,887
Total current liabilities	35,850	(1,068)	564	35,346
Deferred tax liability	—	—	—	—
Long-term debt, net of current portion	7,081	—	—	7,081
Lease liability, net of current portion	15,800	(26)	—	15,774
Other long-term liabilities	1,905	977	(562)	2,320
Total liabilities	60,636	(117)	2	60,521
Commitments & contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 outstanding as of March 31, 2015	4	—	—	4
Additional paid-in capital	55,452	—	—	55,452
Accumulated other comprehensive income	637	(336)	—	301
Accumulated deficit	(37,024)	742	—	(36,282)
Total stockholders' equity attributable to JRjr33, Inc.	19,069	406	—	19,475
Stockholders' equity attributable to non-controlling interest	3,556	(503)	—	3,053
Total stockholders' equity	22,625	(97)	—	22,528
Total liabilities and stockholders' equity	$83,261	$(214)	$2	$83,049

JRjr33, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31, 2015
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Revenue	$19,219	$511	$148	$19,878
Program costs and discounts	(2,161)	(864)	(226)	(3,251)
Net revenue	17,058	(353)	(78)	16,627
Costs of sales	5,411	(68)	(113)	5,230
Gross profit	11,647	(285)	35	11,397
Commissions and incentives	5,865	32	(77)	5,820
Gain on sale of assets	(43)	—	—	(43)
Selling, general and administrative	9,440	1,151	112	10,703
Depreciation and amortization	618	(339)	—	279
Share based compensation expense	—	(1,167)	—	(1,167)
Impairment of goodwill	—	—	—	—
Operating loss	(4,233)	38	—	(4,195)
Loss (gain) on sale of marketable securities	7	(199)	—	(192)
Interest expense, net	597	2	—	599
Loss from operations before income tax provision	(4,837)	235	—	(4,602)
Income tax provision	195	(4)	—	191
Net income (loss)	(5,032)	239	—	(4,793)
Net loss attributable to non-controlling interest	166	504	—	670
Net income (loss) attributable to JRjr33, Inc.	$(4,866)	$743	$—	$(4,123)
Basic and diluted loss per share:
Weighted average common shares outstanding	29,668,069	—	—	29,668,069
Income (loss) per common share attributable to common stockholders, basic and diluted	$(0.16)	$0.02	$—	$(0.14)

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Net loss	$(5,032)	$239	$—	$(4,793)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	17	(10)	—	7
Reclassification of other comprehensive income included in net loss	—	(199)	—	(199)
Foreign currency translation adjustment gain (loss)	310	(136)	—	174
Other comprehensive gain (loss)	327	(345)	—	(18)
Comprehensive loss	(4,705)	(106)	—	(4,811)
Comprehensive loss attributable to non-controlling interests	166	504	—	670
Comprehensive gain (loss) attributable to JRjr33, Inc.	$(4,539)	$398	$—	$(4,141)

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2015
(in thousands)	As Previously Reported	Prior Period Cash Flow Errors (1)	Restatement Adjustments	Reclassification Adjustments	As Restated
Operating activities:
Net income (loss)	$(5,032)	$—	$239	$—	$(4,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of effect of acquisitions
Depreciation and amortization	629	3	(212)	—	420
Loss (gain) on sale of marketable securities	7	—	(199)	—	(192)
Share-based compensation	—	—	(1,167)		(1,167)
Provision for doubtful accounts	(7)	3	15	—	11
Provision for obsolete inventory	—	—	—	—	—
Gain on sales of assets	(43)	—	—	—	(43)
Deferred income tax	—	—	34	—	34
Non-cash compensation	—	—	101	—	101
Changes in certain assets and liabilities:
Accounts receivable	(21)	94	(540)	—	(467)
Inventory	858	(363)	93	—	588
Other current assets	210	80	13	—	303
Accounts payable	1,864	(1,646)	507	—	725
Related party payables, net	404	(25)	785	—	1,164
Accrued commissions	588	3	143	—	734
Accrued liabilities	—	—	129	—	129
Deferred revenue	600	(1,346)	(130)	—	(876)
Taxes payable	—	—	150	—	150
Other liabilities	(1,670)	1,648	(478)	—	(500)
Net cash used in operating activities	(1,613)	(1,549)	(517)	—	(3,679)
Investing activities:
Capital expenditures	(347)	31	—	—	(316)
Proceeds from the sale of property, plant and equipment	113	(85)	—	—	28
Purchase of investments available for sale	(18,876)	—	—	—	(18,876)
Sale of marketable securities	8,901	1,284	—	—	10,185
Cash held as collateral	(3,000)	—	—	—	(3,000)
Acquisitions, net of cash purchased	(3,567)	432	—	—	(3,135)
Net cash provided by (used in) investing activities	(16,776)	1,662	—	—	(15,114)
Financing activities:
Net borrowings (payments) on long-term debt and revolving credit facility	2,984	(6)	—	—	2,978
Payments on debt	(247)	—	—	—	(247)
Stock issuances	18,369	(9)	—	—	18,360
Net cash provided by (used in) financing activities	21,106	(15)	—	—	21,091
Effect of exchange rate changes on cash	310	(98)	16	—	228
Increase in cash and cash equivalents	3,027	—	(501)	—	2,526
Cash and cash equivalents at beginning of period	2,606	—	—	—	2,606
Cash and cash equivalents at end of period	$5,633	$—	$(501)	$—	$5,132
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	$—	$—	$—	$595
Income taxes	—	—	—	—	—
(1) The cash flow in the previously issued March 31, 2015 Form 10-Q contains calculation errors which are presented in the 'prior period cash flow errors' column.

(3) Acquisitions, Dispositions and Other Transactions

Kleeneze

On March 24, 2015, we completed the acquisition of Kleeneze Limited (“Kleeneze”), a direct-to-consumer business based in the United Kingdom. Pursuant to the terms of a Share Purchase Agreement with Findel plc (“Findel”), the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of two years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remainder was funded by a net cash contribution by the Company of approximately $100,000 after deducting $2.0 million in cash that remained on the books of Kleeneze at closing.

Opening balance sheet for Kleeneze acquisition on March 24, 2015

The following summary represents the fair value of Kleeneze as of the acquisition date and is subject to change following management’s final evaluation of the fair value assumptions.

(in thousand)	Kleeneze
Assets
Current assets:
Cash and cash equivalents	$1,964
Accounts receivable	2,986
Inventory	6,283
Other current assets	931
Total current assets	12,164
Property, plant and equipment	619
Goodwill	1,347
Total assets	$14,130

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$3,635
Other current liabilities	5,395
Total current liabilities	9,030
Other long-term liabilities	—
Total liabilities	9,030
Stockholders’ equity	5,100
Total liabilities and stockholders’ equity	$14,130

Pro forma Consolidated Statement of Operations for the quarter ended March 31, 2015.

The following summary presents the pro forma results of operations for the current year up to the date of March 31, 2015 as though the companies had combined at the beginning of the reported period.

			Pro Forma		Pro Forma
	JRJR	Kleeneze	Adjustments	Note	JRJR
Revenue	$19,878	$12,812	$—		$32,690
Program costs and discounts	(3,251)	(2,971)	—		(6,222)
Net revenue	16,627	9,841	—		26,468
Costs of sales	5,230	5,054	—		10,284
Gross profit	11,397	4,787	—		16,184
Commissions and incentives	5,820	1,941	—		7,761
Gain on sale of assets	(43)	—	—		(43)
Selling, general and administrative	10,703	3,132	(113)	A	13,722
Depreciation and amortization	279	—	—		279
Share based compensation expense	(1,167)	—	—		(1,167)
Operating loss	(4,195)	(286)	113		(4,368)
Loss (gain) on marketable securities	(192)	—	—		(192)
Interest expense, net	599	(106)	—		493
Loss from operations before income tax provision	(4,602)	(180)	113		(4,669)
Income tax provision	191	—	—		191
Loss before extraordinary item	(4,793)	(180)	113		(4,860)
Extraordinary item, net of tax	—	33,638	(33,638)	B	—
Net income (loss)	(4,793)	(33,818)	33,751		(4,860)
Net loss attributable to non-controlling interest	670	—	—		670
Net income (loss) attributable to JRjr33, Inc.	$(4,123)	$(33,818)	$33,751		$(4,190)

Basic and diluted loss per share:
Weighted average common shares outstanding	29,668,069	29,668,069	29,668,069		29,668,069
Gain (loss) per common share attributable to common stockholders, basic and diluted	$(0.14)	$(1.14)	$1.14		$(0.14)

Notes to Pro Forma Unaudited Condensed Consolidated Financial Statement

A.	Transaction fees related to the acquisition of Kleeneze were removed in the pro forma adjustments.

B.
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

Public Offering

On March 4, 2015 the Company closed an underwritten public offering of 6,667,000 shares of common stock and warrants to purchase up to an aggregate of 6,667,000 shares of common stock at a combined offering price of $3.00. JRjr granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments and the underwriters. On March 4, 2015, the underwriters exercised a portion of the over-allotment option with respect to 113,200 warrants. No options were exercised as it relates to shares of common stock. The over-allotment option has expired and no additional shares of common stock or warrants were exercised. In addition, warrants for an additional 166,675 shares with the same terms mentioned previously were issued to JRjr’s underwriters per the terms of the Underwriting Agreement.

(4) Marketable Securities

Our marketable securities as of March 31, 2015 include fixed income investments classified as available for sale. At March 31, 2015, the fair value of the fixed income securities totaled $9.7 million. At December 31, 2014, the fair value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the three months ended March 31, 2015 and 2014 totaled $10.2 million and $3.4 million, respectively. Unrealized gains on the investments included in consolidated statements of other comprehensive income were $7,000 and $469,000 for the quarters ended March 31, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $(192,000) and $494,000 for the quarters ended March 31, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw material and supplies	$3,088	$3,052
Work in process	484	931
Finished goods	20,930	14,852
	24,502	18,835
Inventory reserve	(4,263)	(4,076)
Inventory, net	$20,239	$14,759

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$498	$699
Buildings and improvements	6,423	6,351
Equipment	4,010	2,978
Construction in progress	—	10
	10,931	10,038
Less accumulated depreciation and amortization	(2,157)	(1,847)
Property, plant and equipment, net	$8,774	$8,191

Depreciation expense was $317,000 for the three months ended March 31, 2015, which relates solely to property plant, and equipment depreciation. Depreciation expense was $518,000 for the three months ended March 31, 2014, which includes and $249,000 of depreciation related to property, plant and equipment in cost of goods sold.

(7) Long-term Debt and Other Financing Arrangements

The Company's long-term borrowing consisted of the following (in thousands, except for interest rates):

Description	Interest rate	March 31, 2015	December 31, 2014
Senior secured debt – HSBC Bank PLC	1.10%	$2,977	$—
Promissory note—Payable to Former Shareholder of TLC	2.63%	3,281	3,373
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,261	1,367
Other miscellaneous notes	4.00%	467	516
Total debt		7,986	5,256
Less current maturities		(905)	(940)
Long-term debt		$7,081	$4,316

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

The payment under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. Interest expense of $552,000 associated with the lease payments was recognized in the three months ended March 31, 2015. Depreciation expense of $263,000 was recorded in the three months ended March 31, 2015, of which $141,000 was included in cost of goods sold. The gain on sales of real estate was $42,000, which represents three months of the gain amortized over the life of the lease.

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

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20,000,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to JRjr would be $25,001,250. However, there can be no assurance that any warrants will be exercised.

On May 6, 2014, the Company issued warrants to purchase up to 12,500 and 6,250 shares of its Common Stock in connection with exclusivity agreements. The warrants were exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. In addition, the warrants provide for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation,. The fair value of the warrants on the date of issuance approximated $116,000.

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a five day period commencing 720 days after issuance, however, the warrant expires without an opportunity to exercise it on July 1, 2015, unless the term is extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

(8) Accumulated Other Comprehensive Income

Accumulated other comprehensive loss , net of taxes, is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive income before reclassifications	174	7	181
Amount reclassified from AOCI	—	(199)	(199)
Net other comprehensive income at March 31, 2015	$300	$1	$301

Components of AOCI	Amounts reclassified from AOCI
Realized gain/(loss) on sale of marketable securities	$199
Income tax (expense) benefit	0
Net of income taxes	$199

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party, and line of credit payable are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity of these financial instruments. Our available for sale securities (Level 1) was $9.7 million and (Level 2) $0 at March 31, 2015. Our available for sale securities (Level 1) was $129,000 and (Level 2) $862,000 at December 31, 2014. We do not have other assets or intangible assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

(10) Contingencies

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At March 31, 2015 and December 31, 2014, the accrued liability was approximately $1.0 million. There can be no assurance that the Company’s estimates are accurate, and any differences could be material.

(11) Income Taxes

As of December 31, 2014, the Company lacked a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Using the same methodology, and updating the earnings history based on first quarter 2015 actual earnings, the Company is unable to reduce its valuation allowance. Therefore, no net deferred tax asset is reflected as of March 31, 2015. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. Deferred tax expense for the quarter ended March 31, 2015 was $34,000. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense of $157,000 has been recorded in the first quarter of 2015 based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(12) Share-Based Compensation Plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Stock Appreciation Rights, (“SARs”) vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our consolidated balance sheets. Share-based compensation expense for the quarter ended March 31, 2015 and 2014 is $(1.2) million and $87,000, respectively. As of March 31, 2015, total unrecognized compensation cost related to unvested share-based compensation was $1.2 million, which is expected to be recognized over a three-year period.

(13) Loss Per Share Attributable to JRjr

Outstanding warrants were excluded from the fully diluted loss per share because inclusion of the warrants in the loss per share computation would be anti-dilutive.

(14) Segment Information

The Company operates in a single reporting segment as a direct selling company that sells a wide range of products sold primarily by independent sales force across many countries around the world. For the three months ended March 31, 2015 and March 31, 2014, respectively approximately $9.1 million or 47% and $10.8 million or 40% of our revenues were generated in international markets. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the three months ended March 31, 2015 and March 31, 2014, approximately $2.5 million or 13% and $1.0 million or 4% of our revenues, respectively, were derived from the sales of gourmet food products, $6.8 million or 35% and $10.2 million or 38% of our revenues, respectively, were derived from the sale of nutritional and wellness products, $10.2 million or 52% and $15.0 million or 56% of our revenues, respectively, were derived from the sale of home décor products, $233,000 or 1% and $294,000 or 1% of our revenues, respectively, were derived from the sale of our publishing and printing services and products and for the three months ended March 31, 2015 and March 31, 2014 $152,000 or 1% and $191,000 or 1% of our revenues, respectively, were derived from the sale of our other products. Substantially all of our long-lived assets are located in the US. Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate in one reportable business segment.

Revenues by product groups for the three months ended March 31, 2015 and March 31, 2014 are shown in the table below (dollars in thousands):

	March 31, 2015	March 31, 2014
Gourmet Food Products	$2,545	$963
Home Décor	10,171	15,021
Nutritionals and Wellness	6,777	10,202
Publishing & Printing	233	294
Other	152	191

(15) Related Party Transactions

During the fourth quarter of 2013, we renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings. JRjr has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-selling acquisition candidates. However, we continue to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas and we wish to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-selling industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. JRjr has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended March 31, 2015 and 2014, we recorded $504,000 and $480,000, respectively in Reimbursement Fees that were included in selling, general and administrative expense in the consolidated statements of operations.

On February 26, 2015 we received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. This amount is included in related-party payables within current liabilities.

See Note (2), Restatement of Condensed Consolidated Financial Statements, for further details on related party transaction during the three months ended March 31, 2015.

(16) Subsequent Events

On April 28, 2015, the Company received notice from Tamala Longaberger that she was resigning from her position as Chief Executive Officer of The Longaberger Company, effective thirty days from the date of the notice.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our Form 10-K/A.

Restatement of Financial Statements

We have restated our Condensed Consolidated Balance Sheet as of March 31, 2015, the related Condensed Consolidated Statements of Income for the three month period ended March 31, 2015, Condensed Consolidated Statement of Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2015, and the notes related thereto. Additionally, in connection with the restatement process, the Company reviewed, corrected and modified, where appropriate, certain disclosure in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the selected financial data as applicable.

All of the numbers impacted by the restatement in this section are as restated.

For further information on the nature and impact of the restatement, see Note 2. Restatement of Financial Statements in the notes to our consolidated financial statements included in this Amendment.

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

Our Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
(in thousands)	(restated)
Revenue	$19,878	$26,671
Program costs and discounts	(3,251)	(4,976)
Net revenue	16,627	21,695
Costs of sales	5,230	8,016
Gross profit	11,397	13,679
Commissions and incentives	5,820	6,973
Gain on sale of assets	(43)	(266)
Selling, general and administrative	10,703	9,353
Depreciation and amortization	279	269
Share based compensation expense	$(1,167)	$87
Operating loss	$(4,195)	$(2,737)

Revenue

Total revenue for the quarter ended March 31, 2015, decreased $6.8 million, or approximately 26%, primarily due to the short-term impact of turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, taking steps to close the company’s discount outlet stores and reducing overall program discounts. We expected these changes to have a short-term negative effect on revenue but believe that it is in the long-term best interest of TLC to focus on its core direct selling party-plan business. In addition to the changes at TLC, we acquired our eighth direct selling company, Kleeneze, at the end of this reporting period and only had the benefit of a few days of its revenue for the full quarter. Therefore, we believe that our pro forma revenue is a better indication of our current revenue run-rate. We also believe that some of our subsidiaries, primarily those that relay in part on product sourced from international markets that arrive into the U.S. through West Coast ports could have been affected by delays in product shipments as a result of the labor strikes in the first quarter of 2015. This may have had a negative impact on our ability to meet customer demand in the quarter and, in turn, affected revenue.

For the three months ended March 31, 2015 and March 31, 2014, respectively, approximately $9.1 million or 47% and $10.8 million or 40% of our revenues were generated in international markets. We do not view any product groups as segments but have grouped similar products into the following five categories for disclosure purposes only: gourmet foods, nutritional and wellness, home décor, publishing and printing and other. For the three months ended March 31, 2015 and March 31, 2014, approximately $2.5 million or 13% and $1.0 million or 4% of our revenues, respectively, were derived from the sales of gourmet food products, $6.8 million or 35% and $10.2 million or 38% of our revenues, respectively, were derived from the sale of nutritional and wellness products, $10.2 million or 52% and $15.0 million or 56% of our revenues, respectively, were derived from the sale of home décor products, $233,000 or 1% and $294,000 or 1% or our revenues, respectively, were derived from the sale of our publishing and printing services and products and for the three months ended March 31, 2015 and March 31, 2014 $152,000 or 1% and $191,000 or 1% of our revenues, respectively, were derived from the sale of our other products.

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

Operating Expenses

Commissions and Incentives

Total commissions and incentives decreased $1.2 million, but increased as a percentage of revenue to 29% from 26% for the period ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses incurred during the three months ended March 31, 2015, increased $1.4 million compared with the selling, general and administrative expenses for the three months ended March 31, 2014.

Gain/Loss on Marketable Securities

Our marketable securities as of March 31, 2015 include fixed income investments classified as available for sale. At March 31, 2015, the fair value of the fixed income securities totaled $9.7 million and at December 31, 2014, the value of the fixed income securities totaled approximately $1.0 million. The net cost of marketable securities purchases during the three months ended March 31, 2015 and 2014 totaled $10.2 million and $3.4 million, respectively. Unrealized gains (losses) on the investments included in condensed consolidated statements of other comprehensive income were $(192,000) and $469,000 for the quarters ended March 31, 2015 and 2014, respectively. Our realized losses from the sale of our marketable securities totaled $(192,000) and $494,000 for the quarters ended March 31, 2015 and 2014, respectively. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

Non-controlling Interest

Non-controlling interest had losses of approximately $670,000 and $640,000 for the three months ended March 31, 2015 and 2014, respectively, primarily due to the short-term impact of turnaround actions taken at TLC.

Additional Performance Indicators - EBITDA and Adjusted EBITDA

We believe that having a reliable measure of our company's financial health is invaluable both to us and to potential business partners and we believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA can be useful performance indicators over time.

We have included EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q/A because they are a key metrics used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain specific expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

These measures are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion of EBITDA and Adjusted EBITDA is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Neither EBITDA nor Adjusted EBITDA should be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance of financial position, as EBITDA and Adjusted EBITDA are not defined by GAAP. .

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA containing the applicable restated information as discussed in Note 2 for each of the periods presented:

Net Loss to EBITDA (Losses) and Adjusted EBITDA (Losses) Reconciliation (in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(4,793)	$(3,776)
Interest, net	599	266
Income tax expense	191	279
Depreciation and amortization	420	518
EBITDA (losses)	(3,583)	(2,713)
One-time capital market expense	374	—
One-time M&A expense	115	32
M&A infrastructure expense	529	1,183
Adjusted EBITDA (losses)	$(2,565)	$(1,498)

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities for the quarter ended March 31, 2015 was $3.7 million, as compared to net cash used in operating activities of $1.0 million for the quarter ended March 31, 2014. Our principal uses of cash have included accounts receivable, deferred revenue, accrued taxes payable, and other liabilities. Operating activities that provided cash include inventory, other current assets, accounts payable, related party payables, accrued commissions, and accrued liabilities.

Net cash used in investing activities for the quarter ended March 31, 2015 was $15.1 million, as compared to a net cash provided by investing activities of $4.4 million for the quarter ended March 31, 2014. The Company used $18.9 million to buy marketable securities and had proceeds of $10.2 million from the sale of marketable securities. $0.3 million was used to upgrade the IT infrastructure. The cash outflows included a deposit of $3.0 million held as collateral.

Net cash provided by financing activities was $21.1 million for the quarter ended March 31, 2015 compared to net cash used of $2.0 million for the quarter ended March 31, 2014. Through the issuance of common stock and warrants, we raised net proceeds of $18.4 million.

Outstanding Warrants

On March 4, 2015 we raised proceeds of approximately $20 million through the sale of 6,667,000 shares of our common stock and warrants to purchase up to an aggregate of 6,667,000 shares of our common stock at a combined offering price of $3.00 in an underwritten public offering. The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. We granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments, if any. On March 4, 2015, the underwriters exercised a portion of their over-allotment option with respect to 113,200 warrants. In addition, 166,675 warrants were issued to the underwriters. The over-allotment option has expired as of the date of this filing.

The gross proceeds to us, including the underwriters' partial exercise of their over-allotment option, were approximately $20.0 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming we maintain the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to JRjr would be $25,001,250. However, there can be no assurance that any warrants will be exercised.

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

On July 2, 2014, we issued a warrant exercisable for 50,000 shares of our common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a 5 day period commencing 720 days after issuance, however, the warrant expires without an opportunity to exercise it on July 1, 2015, unless the term is extended for an additional year if on July 1, 2015 the shares of common stock underlying the warrant are subject to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") or our common stock is listed on the Nasdaq National Market or the NYSE MKT. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants is subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation.

Contractual Obligations

See Footnote (7) “Long-term debt and other financing arrangements” of our accompanying unaudited condensed consolidated financial statements for a full description of the Company’s contractual obligations.

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

Investment Market Price Risk
We had short-term investments of $1.8 million at March 31, 2015. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

Revenue from customers outside of the United States represented approximately 47% and 40% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. We expect that revenue from foreign customers will continue to represent an increasingly large percentage of our revenue.

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

Item 4. Controls and Procedures

This Amended Quarterly Report on Form 10-Q/A includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

As a result of the material adjustments related to the annual audit for the year ended December 31, 2015, management identified material weaknesses in the internal control over financial reporting. Those weaknesses identified were in existence during the quarterly report for March 31, 2015.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective because of the material weaknesses in our internal controls over financial reporting described below.

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
The Company has not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment to meet the financial reporting requirements of a publicly traded company with international operations. The result of the lack of sufficient accounting personnel has led to the following issues related to internal control over financial reporting:

◦	Management estimates were not performed with the structure and rigor necessary to result in quality estimate that need for fairly presented financial information.

◦	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made 8 months later.

◦	Management has made significant adjustments for material errors resulting from the review of the quarterly financial statements.

◦	Management has made significant adjustments for material errors resulting from the audit of the annual financial statements.

◦	Management has made significant disclosure remediation and adjustments to the financial statements resulting from the quarterly review and annual audits.

◦	The Company has incurred substantial delays in completing its audit and filing with the SEC of its 2015 Form 10-K, this Quarterly Report, and its June Form 10-Q.

◦	The Company has incurred breaches to covenants to its debt agreements due to the delays in missing its filing requirements.

•	Consolidation Process
The Company does not have effective controls to ensure the consolidation of all its subsidiaries is performed correctly. The consolidation is performed and reviewed by one employee. There are no controls to ensure all financial data of the subsidiaries are being compiled correctly, no review to ensure the employee is consolidating correctly and no controls to ensure all accounts being appropriately converted and consolidated in the financial statements.

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

During the fiscal quarter ended March 31, 2015, The Longaberger Company implemented a new ERP system. This conversion resulted in financial reporting deficiencies that materially affected our internal control over financial reporting. No other changes changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) took place during the fiscal quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

Management emphasizes that our stated growth strategy is to acquire companies. In some cases, the companies acquired may not have invested in adequate systems or staffing to meet public company financial reporting standards. The Company reviews the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. In addition, the rapid pace of our acquisitions means the Company has acquired companies that currently operate on a variety of systems, which makes standardization more difficult. Because of this, the Company purchased and plan the implementation of a common enterprise resource planning system across all our companies. The Company believes this will allow for a common set of processes and controls to enable accurate financial information, easier comparison across companies and quicker consolidations. TLC, in February of 2015, was the first company to transition on to the new platform.

In addition, our objective is to centralize accounting and treasury, rather than having such activities performed at each subsidiary. This will provide a current and long-term benefit of having the required internal controls performed in a centralized controlled location, so that review and remediation can occur quickly. This effort means that the Company must continue to hire sufficient accounting personnel to properly process and control transactions and timely prepare our financial statements.

Finally, the Company seeks to build out a more traditional financial and accounting hierarchy which will be key to the centralization and streamlining of accounting and treasury functions. The Company expects to continue to improve on this goal and that when combined with the other initiatives, should result in a robust control environment in financial reporting, a financial reporting process that is capable of providing management with timely and accurate information and in-turn be able to comply timely with SEC filing requirements.

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

We had an accumulated deficit of $(36.3) million as of March 31, 2015 and $(32.2) million as of December 31, 2014 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on February 14, 2023 and October 22, 2018 that have principal balances of $3.28 million and $1.26 million, respectively as of March 31, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. The debt owed to HSBC had a balance of $3.0 million as of March 31, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. In addition, we are obligated to repay the aggregate principal amount of $1.0 million owed under three notes together with accrued interest in July 2015 and miscellaneous debt of $0.5 million due in 2016. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of March 31, 2015 and December 31, 2014, we had approximately $9.7 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither March 31, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the three months ended March 31, 2015, we realized a gain on marketable securities of approximately $192,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

We utilize the services of Richmont Holdings, Inc. (“Richmont Holdings”), a private investment and business management company owned 100% by John P. Rochon, under a reimbursement of services agreement pursuant to which Richmont Holdings provides transactions and administrative services to us. the Company has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for certain expenses incurred by us in connection with our use of its office space, access to its office equipment, access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice and assorted other services related to our day-to-day operations and our efforts to acquire direct-selling companies. We continue to rely upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

Certain of our subsidiaries are dependent on their key personnel.

The loss of the key executive officers of certain of our subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, cash flow, financial condition and results of operations. Although major decision making policies are handled by the Company’s senior management, certain subsidiaries are primarily dependent upon their founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. Agel is particularly dependent upon its Co-Chief Executive Officers, Jeff Higginson and Jeremiah Bradley, who represent the Agel brand to their sales force and likewise YIAH is dependent upon Colleen Walters, its Chief Executive Officer and founder. The loss of any of these individuals could have a negative impact on sales field recruiting and sales, which ultimately would impact our revenue. We believe it is critical to retain key leaders of certain of the businesses we acquire, however there can be no assurance that any business or company acquired by us will be successful in attracting and retaining its key personnel.

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

During the three months ended March 31, 2015, 47% of our revenues were derived from markets outside of the United States. In 2014, 40% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

See Item 4, Controls and Procedures, for the identification of material weaknesses in internal controls.

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

The Company's officers may also work for Richmont Holdings or its affiliated entities. These employees have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their other responsibilities.

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

JRjr33, Inc.
(Registrant)

Date:	October 13, 2016	By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	October 13, 2016	By:	/s/ Christopher L. Brooks

Christopher L. Brooks
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

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