Form 10-Q
period 2016-03-31
JRjr33, Inc.
filed 2016-10-14
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended March 31, 2016
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

As of October 14, 2016, 36,968,580 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Jrjr33, Inc.

PART I. Financial Information
Item 1.    Financial Statement

JRjr33, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,187	$6,482
Marketable securities	2,968	5,306
Accounts receivable, net	5,616	4,828
Inventory, net	20,771	20,799
Other current assets	4,714	2,302
Total current assets	37,256	39,717
Assets held for sale	1,043	1,111
Restricted cash	—	2,857
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	5,025	5,387
Property under capital leases, net	14,353	14,654
Goodwill	5,206	5,427
Intangibles, net	8,344	8,801
Other assets	135	137
Total assets	$75,776	$82,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,244	$15,937
Related party payables	1,571	1,605
Accrued commissions	3,794	3,033
Accrued liabilities	9,033	7,303
Deferred revenue	1,858	2,307
Taxes payable	5,133	4,830
Current portion of long-term debt	6,260	3,048
Other current liabilities	589	776
Total current liabilities	43,482	38,839
Deferred tax liability	749	744
Long-term debt, less current portion	9,096	12,784
Capital lease obligation, less current portion	16,235	16,332
Other long-term liabilities	2,887	2,864
Total liabilities	72,449	71,563
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized-0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 35,785,324 and 35,718,279 shares issued and outstanding, at March 31, 2016 and at December 31, 2015 respectively	4	4
Additional paid-in capital	58,905	58,837
Accumulated other comprehensive loss	(539)	(586)
Accumulated deficit	(52,021)	(45,253)
Total stockholders’ equity attributable to JRjr33, Inc.	6,349	13,002
Stockholders’ equity attributable to noncontrolling interest	(3,022)	(2,060)
Total stockholders’ equity	3,327	10,942
Total liabilities and stockholders’ equity	$75,776	$82,505
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per common share data)	2016	2015
Revenue	$36,075	$19,878
Program costs and discounts	(5,902)	(2,571)
Net revenues	30,173	17,307
Costs of sales	10,452	5,189
Gross profit	19,721	12,118
Commissions and incentives	9,431	6,501
Selling expense	4,522	2,310
General and administrative expense	11,773	8,433
Share based compensation expense	—	(1,167)
Depreciation and amortization	671	279
Gain on sale of assets	(42)	(43)
Impairment of goodwill	191	—
Operating loss	(6,825)	(4,195)
Gain on sale of marketable securities	(3)	(192)
Interest expense, net	832	599
Loss before income tax provision	(7,654)	(4,602)
Income tax provision	77	191
Net loss	(7,731)	(4,793)
Net loss attributable to non-controlling interest	963	670
Net loss attributable to JRjr33, Inc.	$(6,768)	$(4,123)
Basic and diluted loss per share:
Weighted average common shares outstanding	35,781,030	29,668,069
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.19)	$(0.14)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss before allocation to non-controlling interests	$(7,731)	$(4,793)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain	46	174
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	3	7
Reclassification of other comprehensive income included in net loss	—	(199)
Other comprehensive gain (loss), before tax	49	(18)
Tax provision (benefit) on other comprehensive income (loss)	—	—
Other comprehensive gain (loss) before allocation to non-controlling interests	49	(18)

Comprehensive loss before allocation to non-controlling interests	$(7,682)	$(4,811)
Less: Comprehensive loss attributable to non-controlling interests	963	670
Comprehensive loss attributable to JRjr33, Inc.	$(6,719)	$(4,141)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities:
Net loss	$(7,731)	$(4,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of business acquisitions:
Depreciation and amortization	812	420
Gain on sale of marketable securities	(3)	(192)
Share based compensation expense	—	(1,167)
Non-cash compensation	658	101
Provision for doubtful accounts	234	11
Gain on sale of assets	(42)	(43)
Deferred income tax	31	34
Impairment of goodwill	191	—
Amortization of debt discount	194	—
Deferred rent amortization	72	—
Changes in certain assets and liabilities:
Accounts receivable	(771)	(467)
Inventory	(565)	588
Other current assets	311	303
Accounts payable	(344)	725
Related party payables	(34)	1,164
Accrued commissions	764	734
Accrued liabilities	1,239	129
Deferred revenue	(467)	(876)
Taxes payable	414	150
Other liabilities	(185)	(500)
Net cash used in operating activities	(5,222)	(3,679)
Investing activities:
Capital expenditures	(33)	(316)
Proceeds from the sale of property, plant and equipment	68	28
Purchases of marketable securities	—	(18,876)
Proceeds from sales of marketable securities	2,344	10,185
Deposit of restricted cash collateral	—	(3,000)
Acquisitions, net of cash purchased	—	(3,135)
Net cash (used in) provided by investing activities	2,379	(15,114)
Financing activities:
Borrowings on long-term debt	—	2,978
Payments on long-term debt	(425)	(247)
Stock issuances	63	18,360
Net cash (used in) provided by financing activities	(362)	21,091
Effect of exchange rate changes on cash and cash equivalents	(90)	228
Increase (decrease) in cash and cash equivalents	(3,295)	2,526
Cash and cash equivalents at beginning of period	6,482	2,606
Cash and cash equivalents at end of period	$3,187	$5,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$743	$595

See accompanying notes.

JRjr33, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) General

JRjr33, Inc. ("JRJR" or "the Company", and together with the Company's consolidated subsidiaries, "we", "us" and "our") was incorporated under the laws of Delaware in April 2007. The Company changed its name to JRjr33, Inc. on March 7, 2016 and began doing business as JRjr Networks, using the stock symbol JRJR in January 2016.

Basis of Presentation

The unaudited condensed consolidated financial statements and the accompanying notes include the Company's accounts and the accounts of the Company's subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the Company's opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K filed by the Company for the year ended December 31, 2015 (the "2015 Form 10-K".) The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. All amounts have been presented in USD currency unless otherwise noted.

The Company's Portfolio

The Company has grown as a result of acquisitions and intend to continue to pursue additional acquisitions that improve the fundamental strength of the existing business. The Company's platform of direct-to-consumer brands is currently comprised of the following nine businesses in order of acquisition: The Longaberger Company ("Longaberger" or “TLC”), Your Inspiration at Home Proprietary Limited (“Your Inspiration at Home” or “YIAH”), CVSL TBT LLC ("Tomboy Tools" or "TBT"), Agel Enterprises Inc. (“Agel” or "AEI"), My Secret Kitchen Limited ("My Secret Kitchen" or “MSK”), Paperly, Inc. (“Paperly”), Uppercase Living, Inc. ("Uppercase Living"), Kleeneze Limited (“Kleeneze”) and Betterware Limited ("Betterware"). In addition, Happenings Communications Group, Inc. ("Happenings" or "HCG") further diversifies the portfolio by operating in the magazine publishing industry.

(2) Summary of Significant Accounting Policies

Consolidation

The Company consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where the Company has determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of March 31, 2016, the non-controlling interest consisted of minority shareholder interests in TLC, certain international subsidiaries of Agel and MSK. All inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain amounts in the condensed consolidated financial statements included in our Form 10-Q for the quarters ended March 31, 2015 have been reclassified to conform to current period's presentation. The Company has reclassified select expenditures to show a consistent presentation as well as changing the presentation on the condensed consolidated statement of operations to show selling expenses separate from general and administrative expenses. None of the adjustments had any effect on the prior period net loss.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Significant estimates and assumptions in these condensed financial statements require the exercise of judgment and are used for, but not limited to, the allowance for doubtful accounts, inventory valuation and obsolescence, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, allocation of purchase price to the fair value of net assets acquired, useful lives for depreciation and amortization, revenue recognition, income taxes and deferred tax valuation allowances, lease classification and contingencies. These estimates are based on information available as of the date of the condensed financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of ninety days or less. The Company maintains cash primarily with multinational banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. The amounts held in banks that are FDIC insured total $192,000 and $340,000 at the end of March 31, 2016 and December 31, 2015, respectively. The insured limit of $250,000 was not exceeded by any individual FDIC insured account in either period. The Company has not incurred any losses related to these deposits.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed not collectible are written off against the allowance. The Company has recorded an allowance for doubtful accounts of approximately $972,000 and $1,028,000 at March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years

Leases

Leases are contractual agreements between lessees and lessors in which lessees get the right to use leased assets for a specified period in exchange for regular payments. Capital leases resemble asset purchases because there is an implied transfer of the benefits and risks of ownership from lessor to lessee, and the lessee is responsible for repairs and maintenance. The Company treats asset leases as capital leases if the life of the lease exceeds 75 percent of the asset's useful life, there is an ownership transfer to the lessee at the end of the lease, there is a "bargain" purchase option at the end of the lease or the discounted present value of the lease payments exceeds 90 percent of the fair-market value of the asset at the beginning of the lease term. Capital lease obligations, and the related assets, are recorded at the commencement of the lease based on the present value of the minimum lease payments. Property under capital leases is amortized on a straight-line basis over the useful life.

Impairment of Long-Lived Assets

The Company's management reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives for impairment in accordance with accounting guidance. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale, when present, are valued at the lower of carrying amount or fair value, less costs to sell. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting as of the acquisition date - the date on which control of the acquired company is transferred to the Company. Control is assessed by considering the legal transfer of voting rights that are currently exercisable and managerial control of the entity. Goodwill is measured at the acquisition date by taking the fair value of the consideration transferred and subtracting the net fair value of identifiable assets acquired and liabilities assumed. Any contingent consideration is measured at fair value at the acquisition date. Transaction costs - other than those associated with the issuance of debt or equity securities - related to a business combination are expensed as incurred.

Goodwill and Other Intangibles

Goodwill arising from business combinations, if applicable, represents the excess of the purchase prices over the value assigned to the net acquired assets and other specifically identified intangibles. Specifically identified intangibles generally include trade names, trademarks, and other intellectual property.

The Company's management performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment analysis was performed as of November 30, 2015.

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

The Company uses a discounted cash flow model and a market approach to calculate the fair value of reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

Income Taxes

The Company is subject to tax in many jurisdictions, and significant judgment is required in determining our provision for income taxes. Likewise, we are subject to audit by tax authorities in many jurisdictions. In such audits, our interpretation of tax legislation may be challenged and tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions under our inter-company agreements.

Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. The Company maintains a full valuation allowance for domestic and foreign deferred tax assets, including net operating loss carryforwards and tax credits. The Company records income tax positions, including those that are uncertain, based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Translation of Foreign Currencies

The functional currency of our foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at period-end exchange rates. Revenue and expenditures are translated at the weighted-average rates for the quarterly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income.

Management has determined the functional currency of each primary operating subsidiary by evaluating indicators such as cash flows, sales prices, sales markets, expenses, financing, and intra-entity transactions and arrangements. The Company has listed below the functional and reporting currencies for each subsidiary.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in our condensed statements of comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) plus gains and losses affecting stockholders’ equity that are excluded from net income (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities.

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments - primarily via credit card - for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s condensed balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. For the three months ended March 31, 2016 and March 31, 2015, our provision for sales returns totaled approximately $184,000 and $86,000, respectively.

Program costs and discounts

Program costs and discounts represent the various methods of promoting our products. The Company offers benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which vary depending on the value of the orders placed, and general discounts on our products.

Cost of Sales

Cost of sales includes the cost of raw materials, finished goods, inbound shipping expenses, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing and inventory management functions.

Commissions and Incentives

Commissions and incentives include all forms of commissions, overrides and incentives related to the sales force. The Company accrues expenses for incentive trips over qualification periods as they are earned. The Company analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accruals. Actual results could result in liabilities being more or less than the amounts recorded.

Selling Expense

Selling expenses include merchant fees, freight out shipping expenses, distribution supplies as well as other distribution related expenses.

General and Administrative Expense

General and administrative expenses include wages and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings.

Depreciation and Amortization

Depreciation and amortization includes depreciation related to owned buildings, office equipment and supplies, warehousing, and order fulfillment. In addition, it also includes the amortization of leasehold improvements and intangibles. The depreciation of manufacturing facilities and equipment as well as depreciation associated to inventory management are included in cost of sales.

Share-based Compensation

The Company's share-based compensation plans include cash-settled plans, stock options, and warrants. Cash settled plans are treated as liability awards, with payments determined based on changes in the trading prices of the Company's common stock. Stock options and warrants are generally evaluated using a Black-Scholes model, with expenses recorded on a straight-line basis over the required period of service.

Operating Expenditures

The Company evaluates operating expenditures to view holistically the expenditures that the Company incurs to engage in any activities not directly associated with the production of goods or services. Operating expenditures include commissions and incentives; selling expenses; general and administrative expenses; share-based compensation; depreciation and amortization; gain or loss on sale of assets; impairment of goodwill; and any additional impairments of assets.

Basic and Diluted Loss Per Share

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

Outstanding stock options and warrants, and convertible notes, are not included in the computation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases. This new standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. Early application is permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the effects of the application of the new guidance on our financial statements.

In March 2016 the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for the Company beginning in the first quarter of 2017. Early adoption is permitted. The Company is in the process of assessing the effects of the application of the new guidance on our financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. This guidance will become effective for the Company in the first quarter of 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. Management is currently evaluating these ASUs, including which transition approach to use, if needed. The Company does not expect these ASUs to materially impact the Company's consolidated net income, financial position or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the condensed financial statements.

(3) Acquisitions, Dispositions and Other Transactions

Betterware

On October 15, 2015, Trillium Pond AG, a corporation organized in Switzerland (“Trillium Pond”), wholly owned by a Swiss subsidiary (CVSL AG) of the Company, entered into and consummated a Share Purchase Agreement (the “SPA”) with Robert Way and Andrew Lynton Cohen (“Sellers”) pursuant to which Trillium Pond purchased from the Sellers all of the issued and outstanding share capital of Stanley House Distribution Limited (“Stanley House”), a company incorporated in England. Stanley House has one wholly owned subsidiary, Betterware.

Kleeneze

On March 24, 2015, the Company completed the acquisition of Kleeneze, a direct-to-consumer business based in the United Kingdom. Kleeneze offers a wide variety of cleaning, health, beauty, home, outdoor and other products to customers across the United Kingdom and Ireland.

Upon conclusion of the purchase price allocation in the third quarter of 2015, the Company realized a $3.6 million gain on the acquisition, which was recorded to "Gain on acquisition of a business" in the condensed consolidated statement of operations. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition.

Pro-forma Condensed Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's condensed financial results for the three months ended March 31, 2015 as if the Betterware and Kleeneze acquisitions had occurred as of January 1, 2015 (in thousands, except per share data):

Three Months Ended
March 31, 2015
Revenue	$44,417
Net loss	(4,833)
Net loss attributable to JRjr33, Inc.	(4,163)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.14)

Notes to Pro-forma Condensed Consolidated Statements of Operations:

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been effective at the beginning of 2015 and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•
Losses were incurred by Kleeneze as a result of the write down of intercompany receivables in the amount of $33.1 million that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, the Company has excluded these items from the pro-forma results above; and

•	The pro-forma results above exclude transaction costs related to the two acquisitions that were expensed in 2015.

Dispositions

During the first quarter of 2016 and 2015, the sale of fixed asset resulted in proceeds of $68,000 and $28,000, respectively, and gains of $0 and $1,000, respectively, from the sale of assets. During the three months ended March 31, 2016 and 2015, the Company also recorded $42,000 of amortization as a result of the deferred gain from the 2014 Sale Leaseback Agreement with CFI NNN Raiders.

(4) Marketable Securities

Our marketable securities as of March 31, 2016 included fixed income investments classified as available for sale. At March 31, 2016 and December 31, 2015, the fair value of the fixed income securities totaled approximately $3.0 million and $5.3 million, respectively. Purchases of marketable securities during the three months ended March 31, 2016 and March 31, 2015 totaled $0 and $18.9 million, respectively. The proceeds from the sales of our marketable securities during the three months ended March 31, 2016 and 2015 totaled $2.3 million and $10.2 million, respectively. Our realized gains from the sale of our marketable securities totaled $3,000 and $192,000 for the three months ended March 31, 2016 and 2015, respectively. The change in unrealized holding gains on the investments included in condensed consolidated statements of other comprehensive income was $3,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively.

The following is a summary of available-for-sale securities as of the end of the periods presented (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2015
Mutual Funds	$5,312	$—	$(6)	$5,306

Balance at March 31, 2016
Mutual Funds	$2,971	$—	$(3)	$2,968

As of March 31, 2016 our marketable securities investments had an effective maturity of 1.0 years and an average effective duration of 0.14 years. The majority of our marketable securities are invested in investment-grade corporate bonds.

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, including labor and overhead for certain subsidiaries. Inventory consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw material and supplies	$2,603	$3,165
Work in process	235	221
Finished goods	20,529	20,164
Inventory, gross	23,367	23,550
Inventory reserve	(2,596)	(2,751)
Inventory, net	$20,771	$20,799

(6) Assets Held for Sale

In the fiscal year 2015, the Company began actively marketing several of Longaberger's excess facilities. Through this process, the Company identified the equipment, land and buildings to be sold and the assets that will be retained by the Company. At March 31, 2016 and December 31, 2015, the assets held for sale totaled $1.0 million and $1.1 million, respectively.

The following table shows the additions, sales, impairments and gains and losses related to assets held for sale during the period (in thousands):

	March 31, 2016	December 31, 2015
Balance as of beginning of period	$1,111	$—
Additions to held for sale	—	4,440
Realized gains (losses)	—	—
Impairment charge	—	(3,329)
Sales and settlements, net	(68)	—
Balance as of end of period	$1,043	$1,111

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$109	$109
Buildings and improvements	2,473	2,472
Equipment	5,014	5,070
Construction in progress	1	—
Property, plant and equipment, gross	7,597	7,651
Less accumulated depreciation	(2,572)	(2,264)
Property, plant and equipment, net	$5,025	$5,387

Depreciation and amortization expense related to property, plant and equipment depreciation - excluding capital leased assets - was approximately $327,000 and $317,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Capital Leased Assets

In addition to owned property, the Company also has $14.4 million in leased assets, which is net of accumulated amortization of approximately $1.9 million as of March 31, 2016. At December 31, 2015 leased assets totaled $14.7 million which is net of accumulated amortization of approximately $1.6 million. Depreciation and amortization expense related to leased assets was approximately $301,000 and $263,000 for the three months ended March 31, 2016 and 2015, respectively. $141,000 of the depreciation and amortization expense related to leased assets is included in costs of sales for the three months ended March 31, 2016 and 2015.

(8) Goodwill and Other Assets

Goodwill

The Company's management performs its goodwill and other indefinite-lived intangible impairment tests annually as of November 30, 2015 or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The Company is aggregated into four operating segments presented herein (Note (17)) based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our four operating segments consist of: 1) gourmet food, 2) home décor, 3) nutritional and wellness and 4) other.

The Company uses a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The models include a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions. Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

In the first quarter of 2016, the Company impaired the goodwill related to the acquisition of Tomboy Tools. The Company's impairment charges totaled approximately $191,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

The following table provides the components of and changes in the carrying amount of Goodwill (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,655			1,655
Impairment (b)		(192)		(192)
Other (c)			(131)	(131)
Balance December 31, 2015	$8,728	$(3,170)	$(131)	$5,427
Additions	—			—
Impairment (b)		(191)		(191)
Other (c)			(30)	(30)
Balance March 31, 2016	$8,728	$(3,361)	$(161)	$5,206
(a) Related to the acquisition of Betterware in 2015.
(b) Related to the impairment of Tomboy Tools in 2015 and 2016.
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets
The following tables provide the components of identifiable intangible assets (in thousands, except amortization period):

Identifiable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of March 31, 2016	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,485	$—	$5,485	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,370	(511)	2,859	4
	$8,858	$(514)	$8,344	4

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2015	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,614	$—	$5,614	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,534	(347)	3,187	4
	$9,151	$(350)	$8,801	4

Amortization (Discuss, here was the

Amortization expense related to intangible assets is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Total amortization expense for intangible assets was $184,000 and $(161,000) for the three months ended March 31, 2016 and 2015, respectively.

The $(161,000) amortization expenses recorded for the three months ended March 31, 2015, includes a $170,000 amortization credit related resulting from amortizing an indefinite-lived asset. The Company reversed made the correction to this error as a restatement adjustment in the March 31, 2015 Form 10-Q/A. The pro-forma amortization expense for three months ended March 31, 2015 was $9,000, when adjusting for the amortization credit.

As of March 31, 2016, the estimated future amortization expense associated with our intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Amortization of Intangible Assets
2016 (remaining portion)	$544
2017	725
2018	725
2019	652
2020	98
Thereafter	115
Total amortization of intangible assets	$2,859

(9) Related Party Transactions

During the fourth quarter of 2015, the Company renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings - a closely held company by the Company's Chairman and CEO. The Company has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, the Company continues to need advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in these areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued. The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and the Company agreed to reimburse or pay the substantial due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended March 31, 2016 and 2015, the Company recorded approximately $480,000 and $504,000 of expenses that relate to the Reimbursement Fee, respectively, that are included in general and administrative expenses in the condensed consolidated statements of operations. On February 26, 2015 the Company received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. The loan does not currently bear interest and has no set maturity date. As of March 31, 2016 and December 31, 2015, there was a related party payable balance of approximately $546,000 and $576,000 due to Richmont Holdings included in related party payables on the Company's balance sheet, respectively.

On September 25, 2012, upon acquisition of HCG, the Company inherited a related party shareholder payable of $25,000 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. This amount is included in related-party payables within current liabilities. The loan does not currently have a set maturity date.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10.0% per annum and matured on June 27, 2015. This amount is included in related-party payables within current liabilities.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10.0% per annum and matured on July 1, 2015 and is guaranteed by us. This amount is included in related-party payables within current liabilities.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10.0% per annum and matured July 11, 2015 and is guaranteed by us. This amount is included in related-party payables within current liabilities.

The Company determined not to service the loans related to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, it is the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action.On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against AEI.  On August 9, 2016 the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for December 2016.  On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings.

The Company utilizes third party manufacturers for some of our products and manufacture certain products ourselves, such as food products sold in Australia and baskets sold by TLC. The Company utilizes the production capabilities of Actitech, a 600,000 square foot manufacturing facility in Sherman, Texas, which is owned by Michael Bishop, a member of our Board of Directors, to produce products for Agel that are being sold globally. The Company paid Actitech for product purchased during three months ended March 31, 2016 and 2015 totaling approximately $580,000 and $43,000, respectively.

(10) Income Taxes

As of March 31, 2016, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax asset is reflected as of March 31, 2016. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life that are amortized for tax purposes, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. A deferred tax liability is recorded within non-current liabilities in the amounts of $749,000 and $744,000 in our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense for the three months ended March 31, 2016 and March 31, 2015 was $46,000 and $158,000, respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. The deferred tax expense for the three months ended March 31, 2016 and March 31, 2015 was approximately $31,000 and $33,000, respectively.

(11) Long-Term Debt and Other Financing Arrangements

The Company’s long-term borrowings consisted of the following (in thousands, except for interest rates):

Description	Interest rate	March 31, 2016	December 31, 2015
Convertible note—Dominion Capital	9.75%	$3,950	$4,000
Unamortized debt discount, costs and fees of issuance—Dominion Capital		(822)	(1,016)
Convertible notes—payable to former shareholders of Stanley House	2.00%	5,297	5,502
Senior secured debt—HSBC Bank PLC	1.10%	2,827	2,984
Promissory note—payable to former shareholder of TLC	2.63%	2,908	3,003
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	931	1,043
Other miscellaneous notes	4.00%	265	316
Total debt		15,356	15,832
Less current maturities		(6,260)	(3,048)
Long-term debt		$9,096	$12,784

The schedule of maturities of the Company’s long-term debt are as follows (in thousands):

2016 (remaining portion)	$2,287
2017	8,789
2018	2,451
2019	412
2020	423
Thereafter	994
Total long-term debt including current maturities	$15,356

Convertible Note—Dominion Capital

On November 20, 2015, the Company entered into a Securities Purchase Agreement with Dominion Capital ("Dominion"), pursuant to which the Company issued a $4.0 million senior secured note. The note bears interest at 9.75% per annum, payable monthly. The note's principal is payable in monthly installments of $50,000 starting in March 2016, increasing to $325,000 in January 2017, with a final payment of $2.2 million due in May 2017. The note is convertible at the option of Dominion into shares of our common stock at a conversion price of $3.00 per share and is secured by the assets of the Company and its subsidiaries, subject to existing senior security interests of other lenders. The Company has evaluated the conversion feature and determined that it does not need to be bifurcated from the note and accounted for separately, since it is eligible for the derivative scope exception under ASC 815-10. The Company also determined that there is no beneficial conversion feature since the effective conversion price is higher than the market price of the underlying common stock as the commitment date.

In connection with this financing, 375,000 shares of our common stock valued at $510,000 were issued and other costs and fees totaling $583,000 were paid. These amounts have been treated as reductions of the proceeds received or issuance costs, and are being amortized over the term of the note using the effective interest method.

The unamortized balance of the debt discount, fees and issuance costs have been offset against the principal amount of the related debt in the condensed consolidated balance sheet.

The Dominion senior secured note contained certain covenants including the covenant requirement for the timely filing of the Company’s filings with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company missed the timely filing requirement with the SEC of its 2015 Form 10-K and received a waiver (the “Form 10-K Waiver”) from Dominion until April 25, 2016. After April 25, 2016, the Form 10-K waiver stayed active provided that the Company issued 50,000 shares for each ten (10) business days until it filed its 2015 Form 10-K in compliance with its requirements under the Exchange Act. The 2015 Form 10-K was filed with the SEC on June 28, 2016, which resulted in the Company issuing a total of 200,000 shares of common stock to Dominion in connection with the Form 10-K Waiver.

A second waiver from Dominion (the “March Form 10-Q Waiver”) was received on May 17, 2016 for the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March Form 10-Q”). The March Form 10-Q Waiver stayed active provided that the Company issued to Dominion 50,000 shares of the Company’s common stock for each such ten (10) business day period required beyond May 23, 2016,which was the due date of the March Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). As a result of the failure to timely file the March Form 10-Q, the Company issued a total of 500,000 shares of its common stock to Dominion in consideration of the March Form 10-Q Waiver. In addition, the filing of this report cures the event of default under the note with respect to the required timely filing of the March Form 10-Q.

In connection with the delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “June Form 10-Q”) with the SEC, the Company obtained from Dominion an irrevocable waiver dated August 22, 2016 (the “Third Waiver”) that the Company’s failure to timely file the June Form 10-Q, as well any failure to timely file the Form 10-Q for the quarter ended September 30, 2016 (the “September Form 10-Q”), would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required, provided that the Company issues to Dominion 50,000 shares of its common stock for each extension period required beyond August 22, 2016 with respect to the June Form 10-Q and beyond November 21, 2016 with respect to the September Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). To date, the Company has issued 150,000 shares of its common stock for its failure to timely file its June Form 10-Q.

In addition, the Third Waiver also provides that the Company’s failure to comply with any other covenant set forth in Section 14 of the Note would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required; provided that the Company issues to Dominion 100,000 shares of its common stock; provided that such Waiver shall not apply to any compliance failures that occur after January 1, 2017.

In connection with the failure to timely file the 2015 Form 10-K, the March Form 10-Q and the June Form 10-Q, the Company has issued an aggregate of 950,000 shares of its common stock in 2016 to Dominion.

In addition, the Third Waiver amended the amortization of debt. The amended amortization resulted in $550,000 of principal previously scheduled to be paid in 2016, is now scheduled to be paid in 2017.

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

Senior Secured Debt—HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt at that time from HSBC Bank PLC, with a term of two (2) years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pounds sterling (GBP) and secured by approximately $2.9 million in cash. There are no other covenants related to the debt. The loan is now current and shown as "current portion of long-term debt." Previously, the collateral for the loan was shown as "restricted cash" on our condensed consolidated balance sheets and now is included in "other current assets." The cash collateral is held in a GBP denominated account.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million unsecured promissory note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, the Company issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018. The note is secured by a lien on the assets of Agel, which lien is subordinate to the lien to Dominion.

Promissory Note—Other Miscellaneous

On December 4, 2014, the Company issued a $500,000 unsecured promissory note, maturing in May 2017, in connection with a settlement agreement. The promissory note bears interest at 4.0% per annum, and is payable in equal monthly installments of outstanding principal and interest.

(12) Commitments and Contingencies

Commitments

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2016 (remaining portion)	$1,101
2017	1,535
2018	1,532
2019	1,527
2020	1,199
Thereafter	8,557
$15,451

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense.

Capital Leases

On July 31, 2014, TLC entered into a Sale Leaseback Agreement with CFI NNN Raiders. The lease was deemed to qualify as a capital lease and the transaction is being accounted for as a sale leaseback arrangement. The gain arising from the sale of the three buildings and related property has been deferred and is being recognized using the full accrual method over the term of the lease. The lease has been classified as a capital lease since the condition was met whereby the term of the lease is greater than 75% of the estimated economic life of the property. TLC has recorded the sale and removed the properties sold and related liabilities from the balance sheet. Since the lease is a capital lease, a leased asset has been recorded and depreciated over fifteen (15) years using the straight-line method.

The payments under the lease are accounted for as interest and principal payments under the capital lease using a fifteen (15) year amortization. Interest expense recognized for the three months ended March 31, 2016 and 2015 was $559,000 and $552,000, respectively. Amortization expense of $263,000 and $263,000 was recorded in the three months ended March 31, 2016 and 2015 respectively. The gain on sales of real estate amortized over the life of the lease was $42,000 for three months ended March 31, 2016 and $42,000 for the three months ended March 31, 2015, and is included in gain on sale of assets in the accompanying condensed consolidated statements of operations. On March 31, 2016 and December 31, 2015 the current portion of the lease totaled $93,000 and $73,000, respectively.

In addition to the sale leaseback agreement, the Company has various other capital leases. The leases cover software, hardware, and office equipment. Multiple new leases have been recognized during 2015 in part due to the acquisition of Betterware. Amortization expense related to these additional capital leases totaled $37,000 and $0 for three months ended March 31, 2016 and March 31, 2015, respectively. On March 31, 2016 and December 31, 2015 the current portion of the other leases totaled $101,000 and $125,000, respectively. The current portion of capital leases is included in 'Other current liabilities.'

Minimum lease commitments for our capital leases for the years ended December 31, are as follows (in thousands):

2016, remaining portion	$1,946
2017	2,571
2018	2,623
2019	2,656
2020	2,634
Thereafter	25,701
Total minimum lease payments	38,131
Less amount representing interest	(21,702)
Present value of minimum lease payments	$16,429

Contingencies

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company determined to not service the loans related to Tamala L. Longaberger. In connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes. However, it is the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets. As a result of her misconduct, the Company claims it is owed damages in amounts that exceed and therefore offset Ms. Longaberger’s claims. Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action. On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against AEI. On August 9, 2016 the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for December 2016. On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings. As of March 31, 2016 the Company has recorded a liability of $1,000,000 which is included in related party payables on the balance sheet.

The Company has recorded a payable of $560,000 related to an amended tax increment financing agreement that TLC entered into on April 3, 2007 related to the development of the infrastructure surrounding corporate headquarters. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the balance sheet.

The Company is disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to the Company's acquisition of the assets of Agel Enterprises LLC, Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, the Company agreed to assume this liability. Agel, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $269,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are defending the position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of March 31, 2016 and December 31, 2015 AEI maintained a liability of $0.5 million and $0.5 million, respectively, in accrued liabilities for this disputed amount, which is reflected in the condensed financial statements.

The Company is occasionally involved in other lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. However, management believes that the ultimate outcome of any lawsuits will not have a material impact on the Company’s financial position or results of operations. Other than the above, the Company is not aware of any material, active, pending or threatened proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. The accrued liability was approximately $1.1 million at March 31, 2016 and December 31, 2015. There can be no assurance that actual results will not materially differ from the Company's estimates.

(13) Fair Value (change handle building to a separate manufacturing site)

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party payables are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity. Our available for sale securities (Level 1) was $3.0 million and (Level 2) $0 at March 31, 2016 and (Level 1) was $5.3 million and (Level 2) was $0 on December 31, 2015.

The Company measures certain non-financial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. impaired goodwill and property, plant and equipment classified as held for sale). During the fourth quarter of fiscal year 2015, a $3.3 million impairment charge was recorded for the Longaberger facilities held for sale. The facilities held for sale served as the previous corporate headquarters, day care center, and a separate manufacturing site. The fair value of the net assets to be sold was determined using Level 3 inputs utilizing a market participant bid. See additional discussion regarding the Company’s assets held for sale in Note (6).

During the three months ended March 31, 2016 and March 31, 2015, the Company recorded goodwill impairment charge of $191,000 and $0, respectively.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we recorded certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis related primarily to write-downs associated with goodwill and other intangible assets.The fair value measurement for goodwill and other intangible assets was developed using significant unobservable inputs (Level 3) utilizing a discounted cash flow model.

The Company has estimated the fair value of our debt and capital lease obligations using Level 2 and Level 3 inputs, and they are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Recorded Amount
Long-term debt, including current portion	$15,356	$15,832
Capital leases, including current portion	16,422	16,528
Total	$31,778	32,360

Fair Value
Long-term debt, including current portion	$14,272	$14,024
Capital leases, including current portion	$10,472	$10,040
Total	$24,744	$24,064

(14) Share-Based Compensation Plans

The Company has two cash-settled, share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. The Company classifies the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 5,000 equivalent shares of stock appreciation rights (“SARs”) in 2016 that are measured each reporting period and are recognized pro-rata over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our condensed consolidated balance sheets. Share-based compensation expense for the three months ended March 31, 2016 and 2015 was $(8,000) and $(1.2) million, respectively. As of March 31, 2016, total unrecognized compensation cost related to unvested share-based compensation was $36,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015. The 2015 Stock Plan allows for the issuance of up to 1,500,000 shares of common stock to be granted through incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of March 31, 2016, there were approximately 1,260,000 options issued and outstanding under the 2015 Stock Plan.

On June 23, 2015, 50,000 options were granted to each of two executive officers of the Company. These options were issued at an exercise price of $1.23, vesting in equal quarterly installments over three years beginning July 1, 2015. In accordance with ASC 718, these options are recognized as equity and expensed over the vesting period of three years.

On July 30, 2015, the Company entered into separate consulting agreements with two individuals pursuant to which each would provide certain business and financial advisory services to the Company. In connection with the consulting agreements, each consultant was granted options exercisable for 500,000 shares of the Company’s common stock, par value $0.0001 per share under the Company’s 2015 Stock Incentive Plan (for an aggregate of 1,000,000 shares). The options had an exercise price of $1.27, would have expired on July 30, 2020, and were fully vested on the date of the grant. On January 6, 2016, the options of these individuals were revoked as the contracts were terminated for cause, pursuant to the stock option agreements.

On February 17, 2016, certain executive officers of the Company were granted options to purchase a total of 130,000 shares of common stock, with an exercise price $1.04, and vesting on the one-year anniversary of the date of grant. The total fair value of the options was $125,000 and is being amortized over the vesting period.

On March 25, 2016, certain executive officers and employees of the Company were granted options to purchase 1,030,000 shares of common stock, with an exercise price of $1.12, and vesting as to 25% of the grant on the two, three, four and five-year anniversary of the date of the grant. The total fair value of the options was $611,000 and is being amortized over the vesting period.

The fair value of all options totaled approximately $852,000 ($0.68 per share) on March 31, 2016 compared to the fair value of $1.2 million ($1.08 per share) on December 31, 2015. The share-based compensation expense for the three months ended March 31, 2016 was $5,000. As of March 31, 2016, total unrecognized compensation expense related to unvested share-based compensation was $832,000, which is expected to be recognized over a three-year period.

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

The grant date fair value of each option award and warrant is calculated using a Black-Scholes valuation model, which incorporates the following weighted average assumptions:

	March 31, 2016	December 31, 2015
Stock Options
Weighted average expected volatility	103%	92%
Weighted Average Term (in years)	10	10
Risk-free interest rate	2%	2%
Weighted average forfeiture rate	41%	—%
Weighted average fair value at date of grant	$0.63	$1.08

Warrants
Weighted average expected volatility		69%
Weighted Average Term (in years)		2
Risk-free interest rate		2%
Weighted average fair value at date of grant		$1.24

The following table summarizes stock option activity:

		Weighted Average
	Number	Exercise Price Per Share
Outstanding as of December 31, 2015	1,100,000	$1.27
Granted	1,160,000	1.11
Expired, forfeited, and revoked	(1,000,000)	1.27
Exercised	—	—
Outstanding as of March 31, 2016	1,260,000	1.12
Options exercisable as of March 31, 2016	25,000	1.23
Remaining unvested options outstanding and expected to vest	1,235,000	$1.11

(15) Stockholders' Equity and Non-controlling Interest

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

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds from the Offering were approximately $17.8 million. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to the Company would be approximately $25 million. However, there can be no assurance that any warrants will be exercised or that the Company will maintain conditions necessary for a cash exercise.

The exercise price of the warrants are subject to anti-dilutive adjustments (such as stock splits, stock dividends, recapitalizations or other similar events). There are no cash settlement alternatives associated with the warrant agreements that would require the Company to pay a holder of such warrant cash at exercise or at any other event. The fair value of the warrants is approximately $9.0 million as calculated using the Black Scholes model. In accordance with GAAP, the Company has accounted for the warrants as equity instruments.

The Warrants will be exercisable at any time a registration statement registering the issuance of the shares of Common Stock underlying the Warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If a registration statement registering the issuance of the shares of Common Stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Warrant. The Company currently does not have a registration statement available that registers the common stock underlying the warrants.

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

On December 3, 2014, the Company entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During three months ended March 31, 2015, the Company sold 101,083 shares under the agreement and received aggregate net proceeds of approximately $684,000. No shares were sold during the three months ended March 31, 2016. The Company is no longer eligible to sell stock under the At-the-Market Issuance Sales Agreement and will not be eligible to do so until our shelf registration statement on Form S-3 is available for use.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Rochon Capital is controlled by John P. Rochon and beneficially owns approximately 40% of the Company's outstanding common stock.

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

Other Outstanding Warrants

On July 30, 2015, the Company executed an extension on a consulting agreement through July of 2017 in exchange for the issuance of warrants exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The warrant is also exercisable for a ten (10) day period commencing 720 days after issuance. An expense of $3,000 and $0 has been recognized for the three months ended March 31, 2016 and March 31, 2015, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss ("AOCI") is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive income (loss) before reclassifications	(706)	—	(706)
Amounts reclassified from accumulated other comprehensive income	—	(199)	(199)
Transactions with non-controlling interests	(2)	—	(2)
Balance at December 31, 2015	(580)	(6)	(586)
Other comprehensive income (loss) before reclassifications	46	3	49
Amounts reclassified from accumulated other comprehensive income	—	—	—
Transactions with non-controlling interests	(2)	—	(2)
Net other comprehensive loss at March 31, 2016	$(536)	$(3)	$(539)

(16) Loss Per Share Attributable to JRJR

Basic net loss per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities are not included in the computation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

The potentially dilutive securities that are excluded from the diluted loss per share calculation are summarized as follows (additional shares subject to issuance):

	March 31, 2016	December 31, 2015
Stock options	1,260,000	1,100,000
Warrants	50,000	50,000
Warrants issued in public offering	6,946,875	6,946,875
Convertible notes	375,000	375,000
Shares potentially issuable to Rochon Capital	25,240,676	25,240,676
Total	33,872,551	33,712,551

(17) Segment Information

The Company operates four operating segments, three of which are reportable segments, as a direct selling company that sells a wide range of products sold primarily by independent sales force members across many countries around the world. For the three months ended March 31, 2016 and March 31, 2015, respectively, approximately $28.2 million or 78.1% and $9.1 million or 45.9% of our revenues were generated in international markets.

The Company has grouped our products into the following four operating segments: gourmet food, nutritional and wellness, home décor and other. Substantially all of our long-lived assets are located in the U.S. Of these four operating segments, gourmet food, home décor, and nutritional and wellness qualify as reportable segments.

The Company has identified three reportable segments as each segment engages in business activities, incurring expenses and producing revenues. The operating results of these segments are regularly reviewed by chief operating decision makers ("CODMs") and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and intercompany, is 10% or more of the combined revenue of all of the operating segments.

Gourmet Food - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary subsidiaries involved in this line of business are Kleeneze, Betterware, TLC and Uppercase Living.

Nutritional and Wellness - Segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in many foreign markets and over 50 countries such as Italy, Russia, Spain, and Thailand. The subsidiary primarily involved in this type of products is Agel.

The Company notes that these three segments exceed 75.0% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

The Company has included an "other" within the tables below consisting of HCG, Paperly, and Tomboy Tools to provide easier reconciliation to our results found on the condensed consolidated statements of operations and further transparency.

In the tables below the Company presents revenue, gross profit, operating expenses, and other expenses by operating segment. When evaluating performance, our chief operating decision makers look at each segments gross profit to evaluate profitability. The CODMs view our operating expenses as holistic due to many shared expenses that occur at the corporate level. These shared expenses occur when corporate provides services to our operating segments, which is consistent with our post-acquisition integration strategies. None of the reportable segments cross sell to other reportable segments.

Segment information, which includes all operating segments, for the three months ended March 31, 2016 and March 31, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$2,927	$26,654	$6,266	$228	$36,075
Gross profit	1,497	13,116	4,969	139	19,721
Operating expenses	2,126	16,544	6,061	1,815	26,546
Gain on sale of marketable securities	—	—	—	(3)	(3)
Interest expense	1	568	16	247	832
Loss before income tax provision	$(630)	$(3,996)	$(1,108)	$(1,920)	$(7,654)

2015
Revenue	$2,545	$10,171	$6,777	$385	$19,878
Gross profit	1,256	5,307	5,304	251	12,118
Operating expenses	1,826	6,512	5,834	2,141	16,313
Gain on sale of marketable securities	—	—	—	(192)	(192)
Interest expense	21	190	16	372	599
Loss before income tax provision	$(591)	$(1,395)	$(546)	$(2,070)	$(4,602)

The following table shows the total assets for each reportable segment as of March 31, 2016 and 2015, which have been reconciled to the consolidated total assets (dollars in thousands):

	March 31, 2016	December 31, 2015
Gourmet food	$1,965	$2,324
Home décor	50,905	53,888
Nutritional and wellness	9,563	9,686
Other	13,343	16,607
Consolidated total assets	$75,776	$82,505

The following table summarizes goodwill for each reportable segment that is included in the asset amounts shown above (dollars in thousands):

	March 31, 2016	December 31, 2015
Gourmet food	$1,219	$1,161
Home décor	2,049	2,137
Nutritional and wellness	1,938	1,938
Other	—	191
Consolidated goodwill	$5,206	$5,427

(18) Subsequent Events

On April 14, 2016, the Company notified the NYSE MKT LLC (the “Exchange”) that it did not expect to timely file its 2015 Form 10-K with the SEC. On April 19, 2016, the Company issued a press release announcing that it received a letter from the Exchange on April 15, 2016 notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its 2015 Form 10-K with the SEC. The Company submitted a plan to the Exchange on May 16, 2016 advising of actions it has taken or will take to regain compliance with the continued listed standards by October 17, 2016. The letter from the Exchange also notes that the Exchange may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant such proceedings.

On May 23, 2016, the Company received a letter from the Exchange notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its March Form10-Q with the SEC.  The Company was advised that in order to maintain its listing on the Exchange, the Company was required to submit to the Exchange a plan detailing action it had taken, or would take, that would bring it into compliance with the continued listing standards by October 17, 2016 (the “Plan Period”).

On July 8, 2016, the Company received a letter from the Exchange stating that the Exchange had accepted the Company’s plan of compliance (the “Plan”) for continued listing relating to the Company’s failure to timely file its March Form 10-Q. On July 8, 2016, the Exchange notified the Company that it has until October 17, 2016 to regain compliance with the continued listing standards of the Company Guide. The Company will be subject to periodic review by the Exchange during the Plan Period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards of the Company Guide by the end of the Plan Period could result in the Company being delisted from the Exchange. The Company is working diligently to regain compliance with the Company Guide by October 17, 2016.

On August 23, 2016, the Company received a letter from the Exchange stating that the Company did not timely file with the SEC its June Form 10-Q by its requisite deadline. As such, the Company remains non-compliant with Sections 134 and 1101 of the Company Guide.

As a result of the foregoing, the Company has again become subject to the procedures and requirements of Section 1009 of the Company Guide. Due to the similar nature of the two deficiencies (i.e., the failure to timely file the March Form 10-Q and the June Form 10-Q), the Company is not required to submit an additional plan of compliance in connection with the failure to timely file the June Form 10-Q. However, the Company may elect to supplement the Plan if it chooses. The Plan Period to address how the Company intends to regain compliance with Sections 134 and 1101 of the Company Guide remains October 17, 2016 for both deficiencies. The Company will be subject to periodic review by the Exchange during the Plan Period.

The Company remains subject to the conditions set forth in the NYSE letter dated May 23, 2016. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards of the Company Guide by the end of the Plan Period could result in the Company being delisted from the NYSE. On October 7, 2016, the Company requested an additional extension until November 30, 2016 to file the June Form 10-Q. The Company has not received a response as of the date of this filing.

On September 15, 2016, the Company's stockholders, at the Company's Annual Meeting of Stockholders, approved an amendment to the 2015 Stock Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the 2015 Stock Incentive Plan from 1,500,000 to 3,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in our 2015 Form 10-K filed with the SEC on June 28, 2016. This discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act, which involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “will,” and similar expressions. Such forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors and risks, including but not limited to those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under Part I, Item 1A of our 2015 Form 10-K. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of us or our operations and operating results.

Management Overview

The Company is a global platform of multiple direct-to-consumer brands, a place where independent sales representatives in markets around the world can pursue earning opportunities at their own pace, using company-provided IT systems, including back office tools and "business in a box," with e-commerce tools to enhance their ability to serve customers.

The Company has one “product" for our sales force members, a business opportunity. They earn income for their families and have the freedom to decide for themselves how much time and effort to put into their business. Our platform of multiple brands supports that opportunity. The Company does not consider our strategy to be a “roll-up.” Each of our companies keeps its own distinct brand identity, its own sales force, its own compensation plan and its own product line. Behind the scenes, in operational areas such as finance, accounting, treasury, technology and supply chain, the Company finds synergies and achieve efficiencies by eliminating duplication of efforts and costs.

The Company places particular emphasis on serving and supporting the independent sales forces of our companies. The Company is keenly aware that our ultimate success is based upon the energy and activity of our companies’ sales forces. Therefore, the Company focuses on giving them the leadership, motivation, support, tools, incentives and encouragement that they need to grow their own businesses, benefit their families and achieve their dreams. The Company works to enhance the performance of the companies acquired and to help each of them achieve positive free cash flow.

The Company's portfolio contains ten companies, with the last acquisition being Betterware in the fourth quarter of 2015. With each acquisition, the Company has expanded our product base and our base of independent sales representatives and potential customers. This convergence of personal relationships, social media and relationship-based commerce is what we believe gives the Company our unique blend of attributes for growth. As the Company scales up through additional acquisitions and organic growth, the Company expects that these attributes will be amplified. This sector has unique characteristics which are quite unlike those of the traditional retail sector. Companies in this sector must be managed accordingly, by persons who understand this channel’s uniqueness.

On a consolidated basis, the operating companies within the Company continue to improve performance, particularly when one considers that many of them were troubled or under-performing turnarounds when the Company acquired them. Taking an under-performing company, identifying unnecessary costs, integrating its operations, identifying weaknesses and effecting a turnaround obviously requires time to accomplish. We believe the Company has made very satisfactory progress in these turnaround tasks, recognizing that each JRJR company brings its own unique needs, strengths, weaknesses and opportunities. That is why the JRJR story is an ongoing story of finding efficiencies, reducing costs, spotting opportunities for top line growth, creating increasing predictability of revenue and reducing risk over time through portfolio diversification.

Overview of Operating Segments

The Company has four operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. The Company has grouped our products into the following four operating segments: gourmet food; home décor; nutritional and wellness; and other. Of these four operating segments, gourmet food, home décor, and nutritional and wellness qualify as reportable segments. Our long-lived assets are concentrated in the United States, even after the acquisitions of Kleeneze and Betterware.

Each of the three identified reportable segments engage in business activities - producing revenue and incurring expenses. The operating results of these segments are regularly reviewed by chief decision makers and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and intercompany, is 10% or more of the combined revenue of all of the operating segments. In prior periods the Company had identified and presented one reportable segment, with revenue broken down into four categories within our segment discussion. However, with the addition of Kleeneze and Betterware, the continued growth of Your Inspiration at Home and anticipated future growth, both organically and through acquisitions, we now view the Company as having four operating segments, three of which are reportable segments as discussed above. As revenues are concentrated within these three reportable segments, our chief operating decision makers now view these segments as appropriate for decision making purposes because they each represent a significant part of our business. The following is a brief description of our three reportable segments.

Gourmet Food - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The company subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, home, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary subsidiaries involved in this line of business are Kleeneze, Betterware, TLC and Uppercase Living.

Nutritional and Wellness - Segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in many foreign markets and over 50 countries such as Italy, Russia, Spain, and Israel. The subsidiary primarily involved in this type of products is Agel.

The Company notes that these three segments exceed 75% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

Results of Operations

Revenue (in thousands):

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015
	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet food	$2,927	8.1%	$2,545	12.8%
Home décor	26,654	73.9%	10,171	51.2%
Nutritional and wellness	6,266	17.4%	6,777	34.0%
Other	228	0.6%	385	1.9%
Revenue	$36,075	100.0%	$19,878	99.9%

Total revenue for 2016 increased by $16.2 million, or approximately 81% compared with 2015, primarily due to the prior year acquisitions of Kleeneze and Betterware.

Gourmet Food

•
The gourmet food segment's revenue increased by $382,000, or 15% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in revenue was primarily driven by the growth in Canada and New Zealand; Your Inspiration at Home expanded into both markets in 2015.

Home Décor

•
The home décor segment's revenue increased by $16.5 million, or 162% for the three months ended March 31, 2016 compared to the prior year. Kleeneze and Betterware, both acquired in 2015, attributed to a revenue increase of $19.0 million compared to the prior year. The revenue at Longaberger declined $2.4 million, or 27% compared to the prior year. Longabeger's revenue has been declining since 2000 when it recorded revenue of over $1.0 billion. Over the years, Longaberger has tried to change its compensation plan and product categories to no avail. The Company believes that an aging sales force and a saturated market are currently the primary reasons for the decline.

Nutritional and Wellness

•
The nutritional and wellness segment's revenue decreased by $511,000, or 8% compared to the three months ended March 31, 2015. The decline is primarily driven by the negative impacts of foreign exchange in Agel’s key markets. Agel’s most collected currency, the Euro, depreciated 2% compared to the USD from March 31, 2015 to March 31, 2016. In addition to a depreciating Euro, the Ruble in Russia, another key market, depreciated by 16% from March 31, 2015 to March 31, 2016. The damaging effects of the appreciating USD was partially offset by the $217,000 revenue increase in Thailand.

Geographic Revenue

•
For the quarter ended March 31, 2016 and March 31, 2015, respectively, approximately $28.2 million or 78.1% and $9.1 million or 45.9% of our revenues were generated in international markets. The gourmet food and home décor were the segments that contributed most to the increase of revenue generated in international markets compared to the prior year.

Gross profit (in thousands):

	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
	Gross Profit	Percent of Total	Percent of Revenue	Gross Profit	Percent of Total	Percent of Revenue
Gourmet food	$1,497	7.6%	51.1%	$1,256	10.4%	49.4%
Home décor	13,116	66.5%	49.2%	5,307	43.8%	52.2%
Nutritional and wellness	4,969	25.2%	79.3%	5,304	43.8%	78.3%
Other	139	0.7%	61.0%	251	2.1%	65.2%
Gross profit	$19,721	100.0%	54.7%	$12,118	100.0%	61.0%

During the three months ended March 31, 2016, gross profit increased by $7.6 million, or 63% compared to the three months ended March 31, 2015. For the quarter ended March 31, 2016, gross profit margins decreased to 55% from the quarter ended March 31, 2015 percentage of 61%.

Gourmet Food

•
During the three months ended March 31, 2016, the gourmet food segment's gross profit increased by $241,000, or 19% compared to the same period the prior year. Due to improved discounting practices at Your Inspiration at Home, the gross profit margin increased from 49% in 2015 to 51% in 2016.

Home Décor

•
The home décor segment's gross profit improved by $7.8 million, or 147% for the quarter ended March 31, 2016 compared to the prior year mostly due to the acquisition of Kleeneze and Betterware. Due to the new acquisitions having lower gross profit margins, the gross profit margin for the home décor segment fell to 49% compared to 52% the prior year.

Nutritional and Wellness

•
The nutritional and wellness segment's gross profit decreased by $335,000, or 6% compared to the three months ended March 31, 2015. The gross profit margin was consistent with last year at 79% for the three months ended March 31, 2016.

Operating expenditures (in thousands):

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015
	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total
Gourmet food	$2,126	8.0%	$1,826	11.2%
Home décor	16,544	62.4%	6,512	39.9%
Nutritional and wellness	6,061	22.8%	5,834	35.8%
Other	1,815	6.8%	2,141	13.1%
Operating Expenses	$26,546	100.0%	$16,313	100.0%

For the quarter ended March 31, 2016 operating expenditures increased by $10.2 million, or 63% compared to the prior year. The operating loss worsened by $2.6 million for the quarter ended March 31, 2016 compared to the prior year.

Gourmet Food

•
The gourmet food segment's operating expenditures increased by $300,000, or 16% compared to the prior year. Over the last year, the business had to be scaled with the revenue resulting in higher operating expenditures. In addition, the sales field earned more in commissions due to the products sold having a higher mark up as a result of less product discounting.

Home Décor

•
The home décor segment's operating expenditures increased by $10.0 million, or 154% compared to the prior year in large part due to the acquisitions of Kleeneze and Betterware. $11.0 million of the increase is attributable to the acquisitions. The increase in operating expenditures is partially offset by the decrease of expenditures at Longaberger of approximately $830,000 related to cost reduction initiatives such as reducing payroll and general operating expenditures.

Nutritional and Wellness

•
The nutritional and wellness segment's operating expenditures increased by $227,000, or 4% compared to the prior year. The commissions, selling, and general and administrative expenses increased by $62,000 compared to the prior year. Non-cash items such as depreciation and amortization, resulted in a $166,000 increase in operating expenses compared to the prior year.

Other Income and Expenses

Gain/loss on sale of marketable securities

At March 31, 2016 and March 31, 2015, the fair value of the fixed income securities totaled approximately $3.0 million and $5.3 million, respectively. Our realized gains from the sale of our marketable securities totaled $3,000 for the quarter ended March 31, 2016. The realized gain from the sale of marketable securities totaled $192,000 for the quarter ended March 31, 2015. These securities are Level 1 securities estimated based on quoted prices in active markets.

Interest expense, net

For the quarter ended March 31, 2016, interest expense increased by $233,000 compared with 2015, as the combined result of debt issued and assumed in connection with the Betterware and Kleeneze acquisitions, and the issuance of convertible debt during 2015.

Income tax provision

For the quarter ended March 31, 2016 the income tax provision of $77,000 decreased by $114,000 compared with the 2015 income tax provision of $191,000. The Company has taxable income due to the Company having significant taxable income in connection with its foreign operations.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interest was $963,000 and $670,000 for the quarters ended March 31, 2016 and 2015, respectively. The increase is a result of TLC having a larger loss in the first quarter of 2016 compared to the comparable prior year quarter.

Additional Performance Indicators - EBITDA Metrics

The Company believes that having a reliable measure of our financial health is invaluable both to us and to potential business partners. The Company believes that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA can be useful performance indicators over time.

The Company has included EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are key metrics used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain specific expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. The CODMs believe this metric is particularly useful for determining the performance of our subsidiary business and ongoing corporate expenses absent costs associated with the ongoing acquisition component of our strategy.

These measures are not defined by GAAP and the discussion of EBITDA and Adjusted EBITDA is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Neither EBITDA nor Adjusted EBITDA should be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance of financial position, as EBITDA and Adjusted EBITDA are not defined by GAAP.

Our use of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments such as debt or capital lease payments.

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not consider the potentially dilutive impact of share-based compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

Additional Adjusted EBITDA Adjustments

Capital Market Expenses

Capital market expenses would include the cost of having a printer, stock transfer agent, specific SOX compliance costs, investor relation costs, as well as any listing or other exchange fees, specific equity offering expenses such as road show fees, security and regulatory adviser retainer and work fees, and fees associated with filings in a given period. Capital market expenses don't include auditor fees in connection to the filings, tax advising fees, board advising fees, or D&O insurance carrier charges.

M&A Expenses

M&A expenses include specific M&A expenses such as M&A adviser work fees, due diligence costs, M&A retainer fees, engagement fees, finder fees, travel costs related to a potential acquisition, a gain on acquisition, and any other deal related expenses.

M&A Infrastructure Expense

These are expenses related to our M&A infrastructure, such as our M&A team and costs associated with supporting their efforts, as well as expenses related to our Reimbursement of Services Agreement with Richmont Holdings. The Company expects these costs to continue as opportunistic acquisition targets are sought and participation in other deal-related activities continue.

Other EBITDA Adjustments

Other EBITDA adjustments include stock compensation expenses, non-cash compensation, deferred rent, inventory write-off adjustments, gains/losses in relation to the sale of an asset, asset impairment costs such as goodwill impairment, asset fair value adjustments, and debt forgiveness expenses. The CODMs believe that these expenses should be included as an EBITDA adjustment as they are typically non-cash adjustments.

Net Loss to Adjusted EBITDA (Losses) Reconciliation

The following table presents a reconciliation of Net Loss to EBITDA (losses) and Adjusted EBITDA (losses) for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2016	2015
Net loss	$(7,731)	$(4,793)
Interest, net	832	599
Income tax expense	77	191
Depreciation and amortization	812	420
EBITDA (losses)	(6,010)	(3,583)
Capital market expenses	137	474
M&A expenses	393	331
M&A infrastructure expense	675	720
Other EBITDA Adjustments	149	(1,210)
Adjusted EBITDA (losses)	$(4,656)	$(3,268)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA and Adjusted EBITDA of each of the segment for the quarter ended March 31, 2016 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Earnings (loss) before income tax provision	$(629)	$(3,996)	$(1,108)	$(1,921)	$(7,654)
Interest, net	1	568	16	247	832
Depreciation and amortization	3	639	32	138	812
EBITDA (losses)	(625)	(2,789)	(1,060)	(1,536)	(6,010)
Capital market expenses	—	—	—	137	137
M&A expenses	85	266	—	42	393
M&A infrastructure expense	—	—	—	675	675
Other EBITDA Adjustments	—	(47)	(1)	197	149
Adjusted EBITDA (losses)	$(540)	$(2,570)	$(1,061)	$(485)	$(4,656)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA and Adjusted EBITDA of each of the segment for the quarter ended March 31, 2015 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Loss before income tax provision	$(590)	$(1,397)	$(546)	$(2,069)	$(4,602)
Interest, net	21	190	16	372	599
Depreciation and amortization	—	895	(134)	(341)	420
EBITDA (losses)	(569)	(312)	(664)	(2,038)	(3,583)
Capital market expenses	—	—	—	474	474
M&A expenses	92	1	—	238	331
M&A infrastructure expense	—	—	—	720	720
Other EBITDA Adjustments	—	(319)	(265)	(626)	(1,210)
Adjusted EBITDA (losses)	$(477)	$(630)	$(929)	$(1,232)	$(3,268)

During the three months ended March 31, 2016, EBITDA (losses) increased by $2.4 million, or 68% compared to the three months ended March 31, 2015. For the quarter ended March 31, 2016, Adjusted EBITDA (losses) increased 42% to $1.4 million compared to the quarter ended March 31, 2015.

Gourmet Food

•
The gourmet food segment's EBITDA (losses) increased $56,000 from the prior year, or 10%, to $(625,000) and the Adjusted EBITDA (losses) increased to $(540,000), a change of $63,000, or 13%. The worsening of the EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $17,000 from prior year and a decrease of $7,000 in M&A related expenses during the same time period for a total impact of $24,000 on Adjusted EBITDA (losses) in the three months ended March 31, 2016.

Home Décor

•
For the three months ended March 31, 2016, the home décor segment's EBITDA (losses) increased $2.5 million to $(2.8) million, compared to the prior year. The worsening of the EBITDA (losses) was a result of the decrease of earnings described above as well as the decrease in depreciation and amortization of $256,000 compared to the three months ended March 31, 2015. The decrease in depreciation and amortization was offset by an increase in interest expense of $378,000 compared to the same period in the prior year. Adjusted EBITDA (losses) increased to $(2.6) million for the three months ended March 31, 2016 from $(630,000) for the three months ended March 31, 2015. The M&A expenses that occured as a result of a service level agreement with the prior owners of Kleeneze increased in three months ended March 31, 2016 compared to the same period the prior year. The increase in M&A expenses combined with the increase in non-cash stock compensation has resulted in Adjusted EBITDA (losses) adjustments increasing $537,000 compared to the same period in the prior year.

Nutritional and Wellness

•
The nutritional and wellness segment's EBITDA (losses) and Adjusted EBITDA (losses) increased $396,000 and $132,000 for the three months ended March 31, 2016, respectively. To offset the increased losses mentioned above, depreciation and amortization and non-cash stock compensation increased $166,000 and $264,000, respectively, for the three months ended March 31, 2016.

Liquidity and Capital Resources
During 2015, our condensed consolidated balance sheet was impacted most significantly by the acquisitions of Kleeneze and Betterware, a public stock offering, and the issuance of convertible debt.

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from sales, and debt and equity issuances. Until the Company is current on all of its public filings, the Company will be limited in its ability to raise money through the capital markets.

Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $6.2 million as of March 31, 2016, a decrease of $5.6 million from December 31, 2015, primarily due to paying down accounts payable balances at TLC and other uses of cash for operating expenses.

The Company also continues the disposal of buildings and land that are not used by our operating companies or core to our go-forward business strategy. Land and building sales of this kind in 2016 totaled in excess of $68,000, which was a contribution of cash to ongoing working capital needs. While the majority of our excess buildings and land has been sold, the Company believes there is still an opportunity to generate incremental cash from future disposals of this kind.

Currently the Company does not have a revolving credit facility or other working capital facility. Although we believe the Company will generate sufficient cash flows, in conjunction with our marketable securities on hand, to fund our business currently, we recognize that there may be additional needs for working capital as we invest in the Company's current businesses and as the Company looks for accretive future acquisitions. The Company is constantly evaluating the most efficient capital available for these purposes.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 increased to $5.2 million, as compared to net cash used in operating activities of $3.7 million for the three months ended March 31, 2015. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss of $(7.7) million for non-cash items of $2.1 million and changes in working capital of $362,000. The changes in working capital were primarily due to an increase in accounts receivable and inventory offset by a decrease in accrued liabilities.

Cash Provided by Investing Activities

Net cash provided from investing activities for the three months ended March 31, 2016 increased by $17.5 million to $2.4 million, as compared to a net cash used in investing activities of $15.1 million for the three months ended March 31, 2015.

For the three months ended March 31, 2016 the Company generated proceeds of $2.3 million from the net sale of marketable securities compared to proceeds of $8.7 million from the net purchase of marketable securities during the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company used cash of $3.0 million as collateral on a loan and $3.1 million for acquisitions.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 decreased by $21.5 million to $362,000 for the three months ended March 31, 2016, compared to the net cash provided from financing activities of $21.1 million for the three months ended March 31, 2015.

During the three months ended March 31, 2016 and March 31, 2015, the Company made payments of $425,000 and $247,000, respectively, on principal payments of debt. During the three months ended March 31, 2015, the Company borrowed $3.0 million to use as proceeds for the acquisition of Kleeneze. Through the issuance of common stock and warrants in a public offering consummated in March 2015, the Company raised net proceeds of approximately $18.4 million. For the three months ended March 31, 2016 and March 31, 2015, the company raised net proceeds of $63,000 and $18.4 million.

Public Offerings

See Note (15), Stockholder's Equity and Non-controlling Interest to our condensed financial statements included in this report, for the details on the March 4, 2015 equity raise and warrant issuances.

Critical Accounting Policies and Estimates

In preparing our condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the SEC, the Company makes assumptions, judgments and estimates that can have a significant impact on our net income (loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. The Company bases the assumptions, judgments and estimates on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, the Company evaluates the used assumptions, judgments and estimates. The Company also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Company believes that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, income taxes, and long-lived assets, have the greatest impact on the Companies condensed financial statements, so the Company considers these to be critical accounting policies. Historically, the Company's assumptions, judgments and estimates relative to the critical accounting policies have not differed materially from actual results.

Significant judgments and estimates used in the preparation of the condensed financial statements apply to the following critical accounting policies:

Revenue Recognition and Deferred Revenue

The Company receives payment, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. Payments received for undelivered products are recorded as deferred revenue and are included in other current liabilities. Certain incentives offered on the sale of our products, including sales discounts, are classified as a reduction of revenue. A provision for product returns and allowances is recorded and is based on historical experience.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting as of the acquisition date, which is the date on which control of the acquired company is transferred to the Company. Control is assessed by considering the legal transfer of voting rights that are currently exercisable and managerial control of the entity. Goodwill is measured at the acquisition date as the fair value of the consideration transferred less the net fair value of identifiable assets acquired and liabilities assumed. Any contingent consideration is measured at fair value at the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, related to a business combination are expensed as incurred.

Income Taxes

The Company and our U.S. subsidiaries excluding TLC file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between accrual basis and tax bases of asset and liabilities. The principal differences are described in Note (10), Income Taxes, to our condensed financial statements included in this report. Benefits from tax credits are reflected currently in earnings. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. Our international operations are generally taxed based on local pretax profits for the individual subsidiaries, without offset for pretax losses of other subsidiaries. The Company permanently reinvests earnings in our foreign subsidiaries.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale, when present, are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets' carrying value exceeds its aggregate fair value.

Goodwill and Other Intangibles

The Company performs our goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company uses a market approach to calculate the fair value of goodwill for reporting units and a discounted cash flow approach to calculate the fair value of other intangible assets. The models includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

Recent Accounting Pronouncements

See Note (2), Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Because the Company is a smaller reporting company, the Company is not required to provide the information required by this Item.

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
The Company did not maintain effective controls over the reconciliation of many of its accounts and the timely preparation and review of the financial statements or information. This has resulted in a significant amount of reconciliations being performed as part of the audit process. These reconciliations have resulted in significant audit adjustments. Additionally, there is no formal review and approval of reconciliations performed by the accounting personnel.

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

During the fiscal quarter ended March 31, 2016, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company determined to not service the loans related to Tamala L. Longaberger. In connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  As a result of her misconduct, the Company claims it is owed damages in amounts that exceed and therefore offset Ms. Longaberger’s claims.  Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action.  On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against AEI.  On August 9, 2016 the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for December 2016.  On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings.

The Company has recorded a payable of $560,000 related to an amended tax increment financing agreement that TLC entered into on April 3, 2007. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the balance sheet.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company is disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to AEI’s acquisition of the assets of Agel Enterprises LLC, Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, AEI agreed to assume this liability. Agel, and now AEI, has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

AEI filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and AEI has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of March 31, 2016 AEI maintained a liability of approximately $0.5 million in accrued liabilities for this disputed amount, which is reflected in our 2016 condensed financial statements.

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the above, the Company is not aware of any material, active, pending or threatened proceeding against us, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2015 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2015 Form 10-K.

Below, the Company is providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, provide additional disclosure for these supplemental risks and are incorporated herein by reference.

We have suffered operating losses since inception and we may not be able to achieve profitability.

The Company had an accumulated deficit of $(52.0) million as of March 31, 2016 and $(45.3) million as of December 31, 2015. Net losses attributable to JRjr33 totaled $(6.8) million for the three months ended March 31, 2016 and $(4.1) million for the three months ended March 31, 2015. The Company expects to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, the Company is sustaining operating and net losses, and it is possible that the Company will never be able to achieve or sustain the revenue levels necessary to attain profitability.

Our inability to file timely and accurate periodic reports may cause us to incur significant additional costs and may continue to affect our stock price.

As a public company, the Company is required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of the NYSE MKT stock exchange listing requirements, the Company is also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. the Company has not been able to, and may continue to be unable to, produce timely financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or in compliance with the NYSE MKT stock exchange listing requirements.

Until the Company completes these remaining filings, the Company expects to continue to face many of the risks and challenges the Company has experienced during our extended filing delay period, including:

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•
additional significant time and expense required to complete our remaining filings and the process of maintaining the listing of our common stock on NYSE MKT beyond the significant time and expense the Company has already incurred in connection with our accounting review to date;

•	continued distraction of our senior management team and our board of directors as the Company works to complete our remaining filings;

•	limitations on our ability to raise capital and make acquisitions; and

•	general harm to reputation as a result of the foregoing.

The Company has been notified by the Exchange that our common stock listing on the Exchange could be suspended or terminated on or after October 17, 2016 if the Company has not filed all of our outstanding periodic reports with SEC by that date. On April 15, 2016, July 8, 2016 and August 23, 2016, the Company received notifications from the Exchange that our failure to timely file our 2015 Form 10-K, March Form 10-Q and June Form 10-Q resulted in us being subject to the procedures and requirements of Section 1009 of the Company Guide and the Company was advised that in order to maintain our listing on the Exchange, the Company was required to submit to the Exchange a plan detailing actions the Company has taken, or would take, that would bring us into compliance with the continued listing standards by October 17, 2016.

If our common stock listing on the Exchange is suspended or terminated, or if our stock is removed as a component of certain stock market indices, our stock price could materially suffer.  In addition, the Company or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities.  Any or all of the foregoing could also result in the commencement of stockholder lawsuits against us.  Any such litigation, as well as any proceedings that could in the future arise as a result of our filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of our business, could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance.

The failure to comply with the terms of our outstanding senior secured convertible notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

The Company issued $4,000,000 of senior secured convertible notes to an accredited investor in November 2015 that is secured by substantially all of our assets and those of our subsidiaries.  The Company also issued convertible notes in the principal amount of £3,748,000 ($5,753,000 at the date of issuance) in connection with our October acquisition of Betterware. The $4,000,000 senior secured note matures on May 19, 2017 and the £3,748,000 in convertible notes issued mature in October 2018. The senior secured notes require us, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. If the Company fails to comply with the terms of the senior secured convertible note and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their note. In addition, in the event the Company fails to comply with the terms of the £3,748,000 in convertible notes, the note holders also could declare a note default and if the default were to remain uncured, as a creditor they would have the right to proceed against our assets subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

Our failure to timely file with the SEC the 2015 Form 10-K, the March Form 10-Q and the June Form 10-Q is an event of default under our senior secured note with Dominion. Dominion has agreed to waive each such event of default provided that the Company issues Dominion 50,000 shares of our common stock for each ten (10) business days that each filing is late. In addition, Dominion has provided a waiver such that the failure to comply with any other covenant set forth in Section 14 of the Note would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required; provided that the Company issues to Dominion 100,000 shares of its common stock; provided that such waiver shall not apply to any compliance failures that occur after January 1, 2017. The Company has cured our default with respect to the untimely filing of our 2015 Form 10-K and after the filing of this Quarterly Report, the Company will have cured our default with respect to the untimely filing of our March 31, 2016 Form 10-Q. If the Company should fail to issue the common stock to Dominion required beyond the date of filing of our June Form 10-Q as the waiver require, the loan would be in default and Dominion could call the Note making it immediately due and payable. To date, the Company has issued 950,000 shares of common stock to Dominion for such failure to timely file these reports with the SEC.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of March 31, 2016 and December 31, 2015, the Company had approximately $3.0 million and $5.3 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither March 31, 2016 nor December 31, 2015 did the Company have any investments in equity securities. However, the Company has from time to time and may in the future invest in equity securities. During the three months ended March 31, 2016, the Company realized a gain on marketable securities of $3,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

A majority of our directors are not "independent" and several of our directors and officers have other business interests.

As a “smaller reporting company” and "controlled company", the Company qualifies for certain exemptions to the Exchange listing requirements, including the requirement that a majority of our directors be independent. The slate of nominees elected to serve as directors at our 2016 Annual Meeting of Stockholder held on September 15, 2016 did not include a majority of directors who will be “independent” under the Exchange independence standards; however, all members of our audit, compensation and nominating and corporate governance committee are independent directors. This lack of “independence” may interfere with our directors’ judgment in carrying out their responsibilities as directors

Several of our directors have other business interests, including Mr. Rochon, who controls Richmont Holdings. Those other interests may come into conflict with our interests and the interests of our shareholders. Mr. Rochon and several of our other directors serve on the boards of directors of several other companies and, as a result of their business experience, may be asked to serve on the boards of other companies. The Company may compete with these other business interests for such directors’ time and efforts.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing. Any such additional funding may not be available or may only be available on unfavorable terms. As a result, we may find it necessary to significantly scale back our operations and/or discontinue many of our activities, which could negatively affect our business and prospects. In addition, our failure to timely file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, precludes us from being able to register our securities on a registration statement on Form S-3 for a one year period from the filing due date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which will make it more difficult and expensive for us to register our common stock and attract additional capital. Therefore, without S-3 eligibility it will be unlikely that any warrant holders from our recent offering will pay cash if they effectuate their exercise within the next year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued to Dominion Capital

In connection with the failure to timely file the Company’s 2015 Form 10-K, the March Form 10-Q and the June Form 10-Q the Company has issued 950,000 shares of common stock in 2016 to Dominion.

The foregoing shares of common stock issued to Dominion were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

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

JRjr33, Inc.
(Registrant)

Date:	October 14, 2016	By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	October 14, 2016	By:	/s/ Christopher L. Brooks

Christopher L. Brooks
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)