Form 10-Q/A
period 2015-06-30
JRjr33, Inc.
filed 2016-12-06
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

JRjr33, Inc. (formerly known as CVSL Inc.) (the “Company”) has prepared this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2015, and later amended on August 14, 2015 (the "First Amended Form 10-Q"), to reflect restatements of the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015, the related Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015, the Condensed Consolidated Statement of Comprehensive Loss for the three and six month periods ended June 30, 2015, and Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2015, and the notes related thereto (the "Restatement".) The Restatement reflects certain year-end audit adjustments identified in connection with the audit of the financial statements as of December 31, 2015 and for the year then ended that have a material impact on the quarter ended June 30, 2015. In analyzing the adjustments the Company concluded that the respective quarterly impact of the adjustments is material and should be reflected in the quarters impacted. Additionally, in connection with the restatement process, the Company reviewed, corrected and modified, where appropriate, certain disclosures in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the selected financial data as applicable.  For a description of the changes made in connection with the restatement, see Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the accompanying interim condensed consolidated financial statements contained in this report.

Additionally, effective as of March 7, 2016, the Company changed its name from CVSL Inc. to JRjr33, Inc.  The Company’s new name is reflected in this document.

To assist in your review of this filing, this Amendment sets forth the First Amended Form 10-Q in its entirety.  However, this Amendment only amends and restates Item 1, Item 2 of Part I and Item 1A of Part II, and Item 4, in each case as a result of, and to reflect, the Restatement and related matters.  No other information in the First Amended Form 10-Q is amended hereby, except for the Company’s name change.  The foregoing items have not been updated to reflect other events occurring after the filing of the First Amended Form 10-Q or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the First Amended Form 10-Q has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the First Amended Form 10-Q and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the First Amended Form 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which will be filed after the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Annual Report on Form 10-K for the year ended December 31, 2015.
Internal Control Over Financial Reporting
Management assessed its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 in connection with its annual audit for the year ended December 31, 2015 which concluded, that a number of deficiencies in the design and operating effectiveness of the Company internal controls, collectively, represent material weaknesses in the Company internal control over financial reporting and, therefore, that the Company did not maintain effective internal control over financial reporting for as of December 31, 2015. Since this restatement resulted from adjustments made during the year ended December 31, 2015, management's assessment is that the same material weaknesses disclosed in the Company's Annual Report for the year ended December 31, 2015 apply for the period covered by this Amendment. For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses as disclosed in Form 10-K for the year ended December 31, 2015, see “Part I, Item 4 - Controls and Procedures.”

PART I.    Financial Information
Item 1.    Financial Statements

JRjr33, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2015	December 31, 2014
(in thousands, except share and per share data)	(As Restated, See Note 2)
Assets
Current assets:
Cash and cash equivalents	$5,713	$2,606
Marketable securities	5,967	991
Accounts receivable, net	4,316	450
Inventory, net	20,191	14,759
Other current assets	3,104	2,482
Total current assets	39,291	21,288
Restricted cash	3,026	—
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	8,429	8,191
Leased property, net	14,834	15,361
Goodwill	5,242	4,095
Intangibles, net	3,713	3,558
Other assets	353	400
Total assets	$79,302	$57,307
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,714	$8,541
Related party payables	1,421	152
Accrued commissions	4,179	3,319
Accrued liabilities	8,094	4,612
Deferred revenue	1,763	2,982
Current portion of long-term debt	914	941
Taxes payable	3,907	2,693
Other current liabilities	2,952	1,412
Total current liabilities	35,944	24,652
Deferred tax liability	—	167
Long-term debt, net of current portion	7,015	4,316
Lease liability, net of current portion	15,765	15,774
Other long-term liabilities	2,353	3,415
Total liabilities	61,077	48,324
Commitments & contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	55,468	37,097
Accumulated other comprehensive income	37	321
Accumulated deficit	(39,304)	(32,159)
Total stockholders' equity attributable to JRjr33, Inc.	16,205	5,262
Stockholders' equity attributable to non-controlling interest	2,020	3,721
Total stockholders' equity	18,225	8,983
Total liabilities and stockholders' equity	$79,302	$57,307

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands, except share and per share data)	(As Restated, See Note 2)		(As Restated, See Note 2)
Revenue	$36,028	$24,586	$55,906	$51,257
Program costs and discounts	(6,374)	(5,220)	(9,626)	(10,196)
Net revenue	29,654	19,366	46,280	41,061
Costs of sales	11,110	5,863	16,340	13,879
Gross profit	18,544	13,503	29,940	27,182
Commissions and incentives	8,447	6,005	14,268	12,978
Gain on sale of assets	(40)	(141)	(83)	(407)
Selling, general and administrative	12,761	10,990	23,462	19,991
Depreciation and amortization	492	445	771	1,066
Share based compensation expense	(30)	311	(1,197)	398
Impairment of goodwill	192	—	192	—
Operating loss	(3,278)	(4,107)	(7,473)	(6,844)
Loss (gain) on marketable securities	—	58	(192)	552
Interest expense, net	565	213	1,164	479
Loss from operations before income tax provision	(3,843)	(4,378)	(8,445)	(7,875)
Income tax provision	195	213	386	492
Net loss	(4,038)	(4,591)	(8,831)	(8,367)
Net loss attributable to non-controlling interest	1,016	1,046	1,686	1,686
Net loss attributable to JRjr33, Inc.	$(3,022)	$(3,545)	$(7,145)	$(6,681)
Basic and diluted loss per share:
Weighted average common shares outstanding	34,367,095	24,400,893	32,017,582	24,403,486
Loss per common share attributable to common stockholders, basic and diluted	$(0.09)	$(0.15)	$(0.22)	$(0.27)

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands, except share and per share data)	(As Restated, See Note 2)		(As Restated, See Note 2)
Net loss	$(4,038)	$(4,591)	$(8,831)	$(8,367)
Other comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	—	184	7	653
Reclassification of other comprehensive loss included in net loss	—	—	(199)	—
Foreign currency translation adjustment gain (loss)	(266)	44	(92)	34
Other comprehensive gain (loss)	(266)	228	(284)	687
Comprehensive loss	(4,304)	(4,363)	(9,115)	(7,680)
Comprehensive loss attributable to non-controlling interests	1,016	1,046	1,686	1,686
Comprehensive loss attributable to JRjr33, Inc.	$(3,288)	$(3,317)	$(7,429)	$(5,994)

See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
(in thousands)	(As Restated, See Note 2)
Operating activities:
Net loss	$(8,831)	$(8,367)
Adjustments to reconcile net loss to net cash used in operating activities net of effect of acquisitions
Depreciation and amortization	1,053	1,224
Loss (gain) on sale of marketable securities	(192)	552
Interest expense	—	400
Share-based compensation	(1,197)	398
Provision for doubtful accounts	331	140
Provision for obsolete inventory	—	41
Gain on sales of assets	(83)	(407)
Deferred income tax	73	89
Goodwill impairment	192	—
Non-cash compensation	201	—
Changes in certain assets and liabilities:
Accounts receivable	(1,034)	(136)
Inventory	1,000	1,182
Other current assets	628	(161)
Accounts payable	(1,139)	(168)
Related party payables	1,268	(277)
Accrued commissions	863	666
Accrued liabilities	2,002	(100)
Deferred revenue	(468)	1,289
Taxes payable	(618)	811
Other liabilities	(450)	(2,187)
Net cash used in operating activities	(6,401)	(5,011)
Investing activities:
Capital expenditures	(332)	(645)
Proceeds from the sale of property, plant and equipment	60	1,831
Purchase of marketable securities	(18,876)	—
Sale of marketable securities	13,901	6,238
Proceeds from note receivable	2	—
Deposit of restricted cash collateral	(2,931)	—
Acquisitions, net of cash purchased	(3,135)	2
Net cash provided by (used in) investing activities	(11,311)	7,426
Financing activities:
Net borrowings on long-term debt and revolving credit facility	3,051	42
Payments on debt	(471)	(2,662)
Stock issuances	18,434	—
Net cash provided by (used in) financing activities	21,014	(2,620)
Effect of exchange rate changes on cash and cash equivalents	(195)	505
Increase in cash and cash equivalents	3,107	300
Cash and cash equivalents at beginning of period	2,606	3,877
Cash and cash equivalents at end of period	$5,713	$4,177
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,164	$130
Income taxes	$313	$517
See notes to unaudited condensed consolidated financial statements.

JRjr33, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) General

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements of the Company reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a consistent basis with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or that of a full year. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A filed for the year ended December 31, 2014, filed with the SEC on March 23, 2015 ("Form 10-K/A").

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have recorded an allowance for doubtful accounts of $412,000 and $170,000 as of June 30, 2015 and December 31, 2014, respectively.

Income Taxes

The Company and its U.S. subsidiaries (excluding The Longaberger Company) file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. Benefits from tax credits are reflected currently in earnings. We record income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

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

Subsidiary	Functional Currency	Reporting Currency
The Longaberger Company ("Longaberger" or “TLC”)	USD	USD
Uppercase Acquisition, Inc. ("UAI")	USD	USD
CVSL TBT LLC ("Tomboy Tools" or "TBT")	USD	USD
My Secret Kitchen, Ltd. ("MSK")	GBP	USD
Your Inspiration At Home Pty Ltd. ("YIAH")	AUD	USD
Paperly, Inc.	USD	USD
Happenings Communications Group, Inc. ("HCG")	USD	USD
Agel Enterprises Inc. ("AEI")	USD	USD
Kleeneze Ltd.	GBP	USD

Revenue Recognition and Deferred Revenue

In the ordinary course of business we receive payments, primarily via credit card, for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenues net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. At June 30, 2015 and 2014, our provision for sales returns totaled $440,000 and $227,000, respectively.

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

(2) Restatement of Condensed Consolidated Financial Statements

Correction of Accounting Errors

During the course of the filing of our Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management identified certain year-end accounting adjustments. Management evaluated these adjustments and their effects on the Company's 2015 previously-filed quarterly financial statements, as amended, and determined restated condensed consolidated financial statements should be filed to correct errors within our originally reported financial statements as of and for the three and six months ended June 30, 2015.

The most significant errors identified during the preparation of the Company's December 31, 2015 consolidated financial statements that affected the three and six month period ended June 30, 2015 include the following:

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

•
The Company did not appropriately account for certain expenses attributable to acquisitions costs, which were incorrectly recorded a related party accounts receivable, which required an adjustment to the quarterly financial statements.

•
The correction of errors related to the identification of assets included in cash and cash equivalents. The Company did not appropriately classify in transit receivables as accounts receivables during the year ended December 31, 2015.

Other Restatement and Reclassification Adjustments

In addition to correcting the accounting errors discussed above, the restated condensed consolidated financial statements for the three and six months ended June 30, 2015 include adjustments for certain other accounting errors and reclassifications that were discovered subsequent to the issuance of the originally reported financial statements for the three and six months ended June 30, 2015. This adjustments include the following:

•	Correcting the classification of revenues, program costs and discounts and commissions expense for certain of the subsidiaries.

•	Other adjustments to correct for differences related to the recording accounts payable, interest expense, accrued commissions and accounts receivable write-offs.

JRjr33, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$6,436	$(723)	$—	$5,713
Marketable securities	5,967	—	—	5,967
Accounts receivable, net	3,966	300	50	4,316
Inventory, net	20,289	(97)	(1)	20,191
Other current assets	3,373	(117)	(152)	3,104
Total current assets	40,031	(637)	(103)	39,291
Restricted cash	3,027	(1)	—	3,026
Sale leaseback security deposit	4,414	—	—	4,414
Property, plant and equipment, net	8,429	—	—	8,429
Leased property, net	14,834	—	—	14,834
Goodwill	5,246	(4)	—	5,242
Intangibles, net	3,458	255	—	3,713
Other assets	353	—	—	353
Total assets	$79,792	$(387)	$(103)	$79,302

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,515	$3	$196	$12,714
Related party payables	635	761	25	1,421
Line of credit	99	—	(99)	—
Accrued commissions	4,056	—	123	4,179
Accrued liabilities	8,316	(79)	(143)	8,094
Deferred revenue	2,490	(727)	—	1,763
Current portion of long-term debt	949	(92)	57	914
Taxes payable	3,842	219	(154)	3,907
Other current liabilities	3,027	33	(108)	2,952
Total current liabilities	35,929	118	(103)	35,944
Long-term debt	7,015	—	—	7,015
Lease liability	15,765	—	—	15,765
Other long-term liabilities	2,353	—	—	2,353
Total liabilities	61,062	118	(103)	61,077
Commitments & contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share, 500,000 authorized	—	—	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 34,367,095 and 27,599,012 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	—	—	4
Additional paid-in capital	55,468	—	—	55,468
Accumulated other comprehensive (loss) income	174	(137)	—	37
Accumulated deficit	(38,730)	(574)	—	(39,304)
Total stockholders' equity attributable to JRJR33, Inc.	16,916	(711)	—	16,205
Stockholders' equity attributable to non-controlling interest	1,814	206	—	2,020
Total stockholders' equity	18,730	(505)	—	18,225
Total liabilities and stockholders' equity	$79,792	$(387)	$(103)	$79,302

JRjr33, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2015
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Revenue	$35,742	$77	$209	$36,028
Program costs and discounts	(2,998)	(602)	(2,774)	(6,374)
Net revenue	32,744	(525)	(2,565)	29,654
Costs of sales	10,955	466	(311)	11,110
Gross profit	21,789	(991)	(2,254)	18,544
Commissions and incentives	12,612	(1,601)	(2,564)	8,447
Gain on sale of assets	(40)	—	—	(40)
Selling, general and administrative	12,026	425	310	12,761
Depreciation and amortization	678	(186)	—	492
Share based compensation expense	(1,197)	1,167	—	(30)
Impairment of goodwill	192	—	—	192
Operating loss	(2,482)	(796)	—	(3,278)
Interest expense, net	745	(180)	—	565
Loss from operations before income tax provision	(3,227)	(616)	—	(3,843)
Income tax provision	192	3	—	195
Net loss	(3,419)	(619)	—	(4,038)
Net loss attributable to non-controlling interest	1,726	(710)	—	1,016
Net loss attributable to JRjr33, Inc.	$(1,693)	$(1,329)	$—	$(3,022)
Basic and diluted loss per share:
Weighted average common shares outstanding	34,367,095	—	—	34,367,095
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.05)	$(0.04)	$—	$(0.09)

	Six Months Ended June 30, 2015
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Revenue	$54,961	$588	$357	$55,906
Program costs and discounts	(5,160)	(1,466)	(3,000)	(9,626)
Net revenue	49,801	(878)	(2,643)	46,280
Costs of sales	16,365	398	(423)	16,340
Gross profit	33,436	(1,276)	(2,220)	29,940
Commissions and incentives	18,480	(1,569)	(2,643)	14,268
Gain on sale of assets	(83)	—	—	(83)
Selling, general and administrative	21,466	1,573	423	23,462
Depreciation and amortization	1,308	(537)	—	771
Share based compensation expense	(1,197)	—	—	(1,197)
Impairment of goodwill	192	—	—	192
Operating loss	(6,730)	(743)	—	(7,473)
Loss (gain) on sale of marketable securities	7	(199)	—	(192)
Interest expense, net	1,341	(177)	—	1,164
Loss from operations before income tax provision	(8,078)	(367)	—	(8,445)
Income tax provision	386	—	—	386
Net loss	(8,464)	(367)	—	(8,831)
Net loss attributable to non-controlling interest	1,892	(206)	—	1,686
Net loss attributable to JRjr33, Inc.	$(6,572)	$(573)	$—	$(7,145)
Basic and diluted loss per share:
Weighted average common shares outstanding	32,017,582	—	—	32,017,582
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.21)	$(0.01)	$—	$(0.22)

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Net loss	$(3,419)	$(619)	$—	$(4,038)
Other comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	—	—	—	—
Reclassification of other comprehensive loss included in net loss	—	—	—	—
Foreign currency translation adjustment gain (loss)	(463)	197	—	(266)
Other comprehensive gain (loss)	(463)	197	—	(266)
Comprehensive loss	(3,882)	(422)	—	(4,304)
Comprehensive loss (income) attributable to non-controlling interests	1,726	(710)	—	1,016
Comprehensive loss attributable to JRjr33, Inc.	$(2,156)	$(1,132)	$—	$(3,288)

	Six Months Ended June 30, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Net loss	$(8,464)	$(367)	$—	$(8,831)
Other comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	7	—	—	7
Reclassification of other comprehensive loss included in net loss	—	(199)	—	(199)
Foreign currency translation adjustment gain (loss)	(153)	61	—	(92)
Other comprehensive loss	(146)	(138)	—	(284)
Comprehensive loss	(8,610)	(505)	—	(9,115)
Comprehensive loss (income) attributable to non-controlling interests	1,892	(206)	—	1,686
Comprehensive loss attributable to JRjr33, Inc.	$(6,718)	$(711)	$—	$(7,429)

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2015
(in thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Operating activities:
Net loss	$(8,464)	$(367)	$—	$(8,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of effect of acquisitions
Depreciation and amortization	1,308	(255)	—	1,053
Loss (gain) on sale of marketable securities	7	(199)	—	(192)
Share-based compensation	(1,197)	—	—	(1,197)
Provision for doubtful accounts	220	111	—	331
Gain on sales of assets	(83)	—	—	(83)
Deferred income tax	73	—	—	73
Goodwill impairment	192	—	—	192
Non-cash compensation	—	201	—	201
Changes in certain assets and liabilities:
Accounts receivable	(748)	(286)	—	(1,034)
Inventory	754	246	—	1,000
Other current assets	5	623	—	628
Accounts payable	522	(1,661)	—	(1,139)
Related party payables	507	761	—	1,268
Accrued commissions	737	126	—	863
Accrued liabilities	3,704	(1,702)	—	2,002
Deferred revenue	(491)	23	—	(468)
Taxes payable	1,077	(1,695)	—	(618)
Other liabilities	(3,798)	3,348	—	(450)
Net cash used in operating activities	(5,675)	(726)	—	(6,401)
Investing activities:
Capital expenditures	(407)	75	—	(332)
Proceeds from the sale of property, plant and equipment	187	(127)	—	60
Purchase of marketable securities	(18,876)	—	—	(18,876)
Sale of marketable securities	13,900	1	—	13,901
Proceeds from note receivable	1	1	—	2
Deposit of restricted cash collateral	(3,027)	96	—	(2,931)
Acquisitions, net of cash purchased	(3,137)	2	—	(3,135)
Net cash provided by (used in) investing activities	(11,359)	48	—	(11,311)
Financing activities:
Net borrowings on long-term debt and revolving credit facility	3,137	(86)	—	3,051
Payments on debt	(477)	6	—	(471)
Stock issuances	18,357	77	—	18,434
Net cash provided by financing activities	21,017	(3)	—	21,014
Effect of exchange rate changes on cash and cash equivalents	(153)	(42)	—	(195)
Increase in cash and cash equivalents	3,830	(723)	—	3,107
Cash and cash equivalents at beginning of period	2,606	—	—	2,606
Cash and cash equivalents at end of period	$6,436	$(723)	$—	$5,713
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	$569	$—	$1,164
(1) The cash flow in the previously issued June 30, 2015 Form 10-Q contains calculation errors which are presented in the 'prior period cash flow errors' column.

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

(in thousands)
Consideration	$5,100
Amounts recognized for assets acquired and liabilities assumed:
Current assets	12,164
Other long-term assets	619
Current liabilities	9,030
Net assets acquired	3,753

Goodwill and intangible assets	$1,347

Pro-forma Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's consolidated financial results for the three and six months ended June 30, 2015 and 2014 as if the acquisition had occurred as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operations
Revenues	$36,028	$40,092	$68,718	$83,238
Net loss	(4,038)	(4,049)	(8,898)	(7,366)
Net loss attributable to JRjr33, Inc.	(3,022)	(3,003)	(7,212)	(5,680)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.09)	$(0.12)	$(0.23)	$(0.23)

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

The revenues and earnings of Kleeneze since the acquisition date that have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	13,118	13,485
Net loss, net of intercompany items	(391)	(362)

Kleeneze net loss in the table above is presented net of intercompany expenses of $404,000 for the three and six months ended June 30, 2015.

Uppercase Living

On March 14, 2014, Uppercase Acquisition Inc. (“UAI”), a wholly-owned subsidiary of the Company, acquired substantially all the assets of Uppercase Living, LLC, a direct-to-consumer company that sells an extensive line of customizable vinyl expressions for display on walls. UAI assumed certain liabilities and agreed to issue 254,490 shares of our common stock, par value $0.0001 ("Common Stock") to the seller at a fair value of $97,000 on the acquisition date. The Company also agreed to deliver 323,897 shares of its common stock at a fair value of $123,000 to an escrow account for up to 24 months that will be issued to the seller upon remediation of certain close conditions. Since the Company did not deliver the shares of our Common Stock until April 2014, we recorded a payable at March 31, 2014 of $220,000. The payable was relieved in April 2014 once the stock was issued to the seller. The Company also agreed to pay the seller three subsequent contingent payments equal to 10% of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the years ending 2014 to 2016. There have been no payments related to this contingency, to date, and no liability is recorded on our balance sheet related to a contingent payment for UAI due to the Company's belief that it is not probable that UAI will achieve positive EBITDA during the period of the contingent payment. Goodwill arising from the transaction totaled $469,000.

Dispositions

On July 31, 2014, the Company and our subsidiary TLC and CFI NNN Raiders, LLC. ("CFI"), entered into a Sale Leaseback Agreement (the "Sale Leaseback Agreement") pursuant to which TLC agreed to sell to CFI certain real estate owned by TLC and used by TLC in its manufacturing, distribution and showroom activities. The real estate described in the Sale Leaseback Agreement was purchased by CFI, for an aggregate purchase price of $15.8 million. A gain on sale of approximately $2.5 million was recorded associated with the sale. Because the transaction was part of a Sale Leaseback agreement that is being accounted for as a capital lease, the gain has been deferred and will be recognized over the fifteen (15) year life of the Sale Leaseback Agreement.

Public Offering

On March 4, 2015 the Company closed an underwritten public offering of 6,667,000 shares of common stock and warrants to purchase up to an aggregate of 6,667,000 shares of common stock at a combined offering price of $3.00. the Company granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments and the underwriters. On March 4, 2015, the underwriters exercised a portion of the over-allotment option with respect to 113,200 warrants. No options were exercised as it relates to shares of common stock. The over-allotment option has expired and no additional shares of common stock or warrants were exercised. In addition, warrants for an additional 166,675 shares with the same terms mentioned previously were issued to the Company’s underwriters per the terms of the Underwriting Agreement.

The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. The exercise price of the warrant is subject to anti-dilutive adjustments (such as stock splits, stock dividends, recapitalizations or other similar events). There are no cash settlement alternatives associated with the warrant agreements that would require the Company to pay a holder of such warrant cash at exercise or at any other event. The fair value of the warrants are approximately $9.0 million as calculated using the Black Scholes model. In accordance with US GAAP, the Company has accounted for the warrants as equity instruments.

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

A holder of Warrants will not have the right to exercise any portion of the Warrant if such exercise would result in the holder (together with its affiliates) beneficially owning in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days' prior notice from the holder to us.

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

(4) Marketable Securities

Our marketable securities as of June 30, 2015 include fixed income investments classified as available for sale. At June 30, 2015 and December 31, 2014, the fixed income securities totaled approximately $6.0 million and $1.0 million, respectively. The cost of marketable securities purchases during the six months ended June 30, 2015, totaled $18.9 million. The proceeds from the sales of our marketable securities total $13.9 million and $6.2 million, respectively, for the six months ended June 30, 2015 and 2014. Our realized losses from the sale of our marketable securities totaled $0 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. Our realized losses (gains) from the sale of our marketable securities totaled $(192,000) and $552,000 for the six months ended June 30, 2015 and 2014, respectively. The change in unrealized holding losses on the investments included in consolidated statements of other comprehensive income were $0 and $184,000 for the three months ended June 30, 2015 and 2014, respectively, and and $7,000 and $653,000 for the six months ended June 30, 2015 and 2014. The unrealized loss has been in that position for less than one year. Accordingly, management does not believe that the investments have experienced any other than temporary losses.

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

(5) Inventory

Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw material and supplies	$3,081	$3,052
Work in process	480	931
Finished goods	20,981	14,852
	24,542	18,835
Inventory reserve	(4,351)	(4,076)
Inventory, net	$20,191	$14,759

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$498	$699
Buildings and improvements	6,423	6,351
Equipment	4,027	2,978
Construction in progress	—	10
	10,948	10,038
Less accumulated depreciation and amortization	(2,519)	(1,847)
Property, plant and equipment, net	$8,429	$8,191

Depreciation and amortization expense related solely to property plant, and equipment depreciation was approximately $361,000 and $678,000 for the three and six months ended June 30, 2015, respectively. The depreciation and amortization expense was approximately $394,000 and $963,000 for the three and six months ended June 30, 2014. Depreciation included in the cost of sales totaled approximately $109,000 and $158,000 during the three and six months ended June 30, 2014, respectively.

In addition to owned property, the Company also has $14.8 million in leased assets, which is net of accumulated amortization of approximately $1.0 million as of June 30, 2015. At December 31, 2014 leased assets totaled $15.4 million which is net of accumulated amortization of approximately $439,000. Amortization related to leased assets totaled $263,000 and $527,000 for the three and six months ended June 30, 2015, respectively. Included in the amortization of leased assets is $141,000 and $282,000 of amortization included in cost of sales during the three and six months ended June 30, 2015, respectively.

(7) Long-term Debt and Other Financing Arrangements

The Company's long-term borrowing consisted of the following (in thousands, except for interest rates):

Description	Interest rate	June 30, 2015	December 31, 2014
Senior secured debt – HSBC Bank PLC	1.10%	$3,143	$—
Promissory note—Payable to Former Shareholder of TLC	2.63%	3,189	3,374
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	1,180	1,367
Other miscellaneous notes	4.00%	417	516
Total debt		7,929	5,257
Less current maturities		(914)	(941)
Long-term debt and other financing arrangements, net of current maturities		$7,015	$4,316

The schedule of maturities of the Company’s long-term debt are as follows (in thousands):

2015 (remaining portion)	$453
2016	931
2017	4,002
2018	715
2019	412
Thereafter	1,416
Total long-term debt including current maturities	$7,929

Senior Secured debt – HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt from HSBC Bank PLC, with a term of two years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pound sterling (GBP) and secured by approximately $3.0 million in cash shown as "restricted cash" on our unaudited condensed consolidated balance sheets and there are no other covenants related to the debt. The cash collateral is held in a GBP denominated account.

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

Promissory Note – Other Miscellaneous

On December 4, 2014, we issued a $500,000 promissory note in connection with a settlement agreement. The promissory note bears interest at 4% per annum, and is payable in equal monthly installments of outstanding principal and interest.

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

The payment under the lease will be accounted for as interest and payments under capital lease using 15 year amortization. The interest expense associated with the lease payments was $552,000 and $1.1 million for the three and six months ended June 30, 2015, respectively. The gain on sales of real estate amortized over the life of the lease was $42,000 and $84,000 for the three and six months ended June 30, 2015, respectively. On June 30, 2015 the current portion of the lease totaled $35,000 and is included in other current liabilities on the condensed consolidated balance sheet.

Minimum lease commitments for our capital leases for the years ended December 31, are as follows (in thousands):

2015 (remaining portion)	$17
2016	73
2017	157
2018	255
2019	371
Thereafter	14,892
Total long-term debt including current maturities	$15,765

Outstanding Warrants

On March 4, 2015 the Company raised proceeds of $20 million though the sale of 6,667,000 shares of common stock and warrants to purchase up to an aggregate of 6,667,000 shares of its common stock at a combined offering price of $3.00 in an underwritten public offering (“Offering”). The warrants have a per share exercise price of $3.75, are exercisable immediately and will expire five years from the date of issuance. The Company granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments, if any. On March 4, 2015, the underwriters exercised a portion of their over-allotment option with respect to 113,200 warrants. In addition, 166,675 warrants were issued to the underwriters. The over-allotment option has expired as of the date of this filing.

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20,000,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to the Company would be $25,001,250. However, there can be no assurance that any warrants will be exercised or that the Company will maintain conditions necessary for a cash exercise.

On May 6, 2014, the Company issued warrants to purchase up to 12,500 and 6,250 shares of common stock in connection with exclusivity agreements. The warrants were exercisable commencing 75 days after their date of issuance, in whole or in part, until one year from the date of issuance for cash and/or on a cashless exercise basis at an exercise price of $11.00 per share, representing the average closing price of our common stock for the ten days preceding the issuance. The fair value of the warrants on the date of issuance approximated $116,000. The warrants expired in May 2015 and were not exercised.

On July 2, 2014, the Company issued a warrant exercisable for 50,000 shares of common stock at an exercise price of $12.80 per share in consideration of a two-year consulting agreement with an individual with direct selling industry experience. The warrant is exercisable for a ten day period commencing 720 days after issuance. In addition, the warrant provides for piggyback registration rights upon request, in certain cases. The exercise price and number of shares issuable upon exercise of the warrants was subject to adjustment in the event of a stock dividend or our recapitalization, reorganization, merger or consolidation. On July 30, 2015 the Company executed an extension on the consulting agreement through July of 2017 in exchange for cancellation of the original warrant for 50,000 shares and the issuance of a new warrant exercisable for 50,000 shares of common stock at an exercise price of $1.16 per share. The new warrant is also exercisable for a ten day period commencing 720 days after issuance.

(8) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss ("AOCI"), net of taxes, is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive income (loss) before reclassifications	(92)	7	(85)
Amount reclassified from AOCI	—	(199)	(199)
Transactions with non-controlling interests	—	—	—
Net other comprehensive income (loss) at June 30, 2015	$36	$1	$37

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party, and line of credit payable are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity of these financial instruments. Our available for sale securities (Level 1) was $6.0 million and (Level 2) $0 at June 30, 2015. Available for sale securities totaled (Level 1) $129,000 and (Level 2) $862,000 at December 31, 2014.

The Company does not disclose the fair value of its debt instruments in accordance with the practicability exceptions laid out in ASC 820-10-15-3. Level 1 and 2 inputs are not available for the company’s notes, and Level 3 inputs are not reliable in relation to determining the fair market value of the company’s debt.

(10) Commitments and Contingencies

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

Commitments

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2015 (remaining portion)	$763
2016	611
2017	493
2018	361
2019	349
Thereafter	2,238
Total non-cancelable operating lease commitments	$4,815

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense.

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December, 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. At June 30, 2015 and December 31, 2014, the accrued liability was approximately $1.0 million. There can be no assurance that actual results will not materially differ from the Company’s estimates.

(11) Income Taxes

As of June 30, 2015, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax asset is reflected as of June 30, 2015. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life, the Company continues to accumulate a deferred tax liability which is recorded outside the net deferred tax asset and valuation allowance. A deferred tax liability is recorded within other current liabilities in the amount of $547,000 within our condensed consolidated balance sheets.

The deferred tax expense for the three and six months ended June 30, 2015 was approximately $39,000 and $73,000 respectively. Deferred tax expense for the three and six months ended June 30, 2014 was approximately $45,000 and $89,000, respectively. The Company records no current income tax expense related to its domestic activities due to historical or current net operating losses. Current tax expense for the three and six months ended June 30, 2015 was $156,000 and $313,000, respectively. Current tax expense for the three and six months ended June 30, 2014 was approximately $168,000 and $403,000, respectively. The current tax is based on the Company’s activities in certain foreign jurisdictions which are currently profitable and no loss carryover is available to offset the income.

(12) Share-Based Compensation Plans

The Company has two share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. We classify the awards as a liability as the value of the award will be settled in cash, notes, or stock. The SARs Program vests over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our condensed consolidated balance sheets. Share-based compensation expense for the three and six months ended June 30, 2015 was $(30,000) and $(1.2) million, respectively, compared to $311,000 and $398,000 for the three and six months ended June 30, 2014, respectively. The share-based compensation expense is included in selling, general and administrative expenses on the Company’s condensed consolidated income statements. As of June 30, 2015, total unrecognized compensation cost related to unvested share-based compensation was $96,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015.  The 2015 Stock Plan allows for the issuance of up to 1,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of June 30, 2015, there were approximately 1.4 million options issued and outstanding under the 2015 Stock Plan.

On June 23, 2015, 50,000 options were granted to each of two executive officers of the Company. These options were issued at an exercise price of $1.23, and they vest in equal quarterly installments over the next three years beginning July 1, 2015. In accordance with ASC 718, these options are recognized as equity and expensed over the vesting period of three years. The fair value of the options are approximately $117,000, and no share-based compensation expense was recorded for the three and six months ended June 30, 2015. As of June 30, 2015, total unrecognized compensation expense related to unvested share-based compensation was $117,000, which is expected to be recognized over a three-year period.

(13) Loss Per Share Attributable to the Company

In calculating loss per share, there were no adjustments to net loss for any periods presented. Outstanding warrants of approximately 6,996,875 and outstanding options of 100,000 were excluded from the fully diluted loss per share because inclusion of the warrants in the loss per share computation would be anti-dilutive.

(14) Segment Information

The Company operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the six months ended June 30, 2015 and June 30, 2014, approximately $34.8 million or 62.3% and $21.6 million or 42.1% of our revenues were generated in international markets, respectively. For the three months ended June 30, 2015 and June 30, 2014, approximately $25.7 million or 71.4% and $10.8 million or 43.9% of our revenues were generated in international markets, respectively. We have grouped our products into the following five operating segments: Gourmet Food Products, Nutritional and Wellness, Home Décor, Publishing and Printing, and Other. Substantially all of our long-lived assets are located in the U.S. Of these five operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

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

Gourmet Food Products - Segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of our markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The Company's subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

Home Décor - Segment consists of operations related to the production and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, health, beauty, home, outdoor and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. The primary subsidiaries involved in this line of business are Kleeneze, TLC and Uppercase Living.

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

Segment information, which includes all operating segments, for the three and six months ended June 30, 2015 and June 30, 2014 are shown in the tables below (in thousands):

Three months ended
	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$5,190	$22,459	$7,981	$271	$127	$36,028
Gross profit	2,222	9,679	6,397	179	67	18,544
Operating expenses						(21,822)
Loss on marketable securities						—
Interest expense						(565)
Loss from operations before income tax provision						$(3,843)

2014
Revenue	$1,644	$12,437	$9,954	$319	$232	$24,586
Gross profit	889	3,730	8,530	206	148	13,503
Operating expenses						(17,610)
Loss on marketable securities						(58)
Interest expense						(213)
Loss from operations before income tax provision						$(4,378)

Six months ended
	Gourmet Food Products	Home Décor	Nutritionals and Wellness	Publishing & Printing	Other	Consolidated
2015
Revenue	$7,735	$32,630	$14,757	$504	$280	$55,906
Gross profit	2,757	14,983	11,702	317	181	29,940
Operating expenses						(37,413)
Gain on marketable securities						192
Interest expense						(1,164)
Loss from operations before income tax provision						$(8,445)

2014
Revenue	$2,608	$27,458	$20,156	$613	$422	$51,257
Gross profit	1,367	8,588	16,595	393	239	27,182
Operating expenses						(34,026)
Loss on marketable securities						(552)
Interest expense						(479)
Loss from operations before income tax provision						$(7,875)

In accordance with ASC 280-10-50, we have disclosed below the total assets for which there has been a material change from the amount disclosed in the last annual report. The total assets related to the reportable segment, Home Décor, increased over $28.7 million from December 31, 2014 to June 30, 2015 primarily due to the acquisition of Kleeneze in March 2015, which at June 30, 2015, had approximately $20.8 million in total assets.

The below table shows the total assets for each reportable segment, which have been reconciled to the consolidated total assets (in thousands):

	June 30, 2015	December 31, 2014
Gourmet Food Products	$1,000	$1,142
Home Décor	56,902	28,184
Nutritionals and Wellness	10,737	11,693
All other segments	10,663	16,288
Consolidated total assets	$79,302	$57,307

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

The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and we agreed to reimburse or pay the due diligence, financial analysis, legal, travel and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring and negotiating potential transactions. During the three months ended June 30, 2015 and 2014, the Company recorded Reimbursement Fees of approximately $552,000 and $480,000, respectively, in selling, general and administrative expense located on the condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, the Company recorded Reimbursement Fees totaling approximately $1.1 million and $960,000, respectively. On February 26, 2015 we received a loan from Richmont Capital Partners V (“RCP V”) - a private equity investment arm of Richmont Holdings - in the amount of $425,000. The loan does not currently bear interest and has no set maturity date. As of June 30, 2015 and December 31, 2014, there was a related party payable balance of approximately $396,000 and $120,000 due to Richmont Holdings included in related party payables on the Company's balance sheet, respectively.

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

(16) Goodwill and Other Intangible Assets

Goodwill

The Company's management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting segment compared to its carrying value. The Company is aggregated into five operating segments presented herein (Note 14) based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our five operating segments consist of: 1) Gourmet Food Products, 2) Home Décor, 3) Nutritionals and Wellness, 4) Publishing and Printing and 5) Other.

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

A significant decline in TBT revenue, the only subsidiary included in the 'Other' operating segment, indicated that the carrying amount of this reporting unit may be impaired. The Company tested goodwill for impairment and determined that TBT's goodwill was impaired at June 30, 2015. Impairment charges totaled $192,000 for the three and six month ending June 30, 2015, respectfully. Goodwill for TBT at June 30, 2015 was approximately $190,000, net of accumulated impairment. Accumulated impairment of goodwill since the acquisition in October 2013 is approximately $375,000.

Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. We determined that no impairment of indefinite-lived intangible assets should be made in the period.

The following table provides the components of and changes in the carrying amount of Goodwill (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,342	—	3	1,345
Impairment(b)	—	(192)	—	(192)
Other(c)	—	—	(6)	(6)
Balance June 30, 2015	$8,415	$(3,170)	$(3)	$5,242
(a) Related to our acquisition of Kleeneze (see note 3. Acquisitions, Dispositions and Other Transactions)
(b) Related to the impairment of Tomboy Tools
(c) Primarily reflects the impact of foreign exchange

Identifiable Intangible Assets
The following table provides the components of Identifiable intangible assets (in thousands, except amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of June 30, 2015	Weighted Average Amortization period (in years)
Indefinite-lived intangible assets:
Trade name and trademarks	$3,400	$—	$3,400	—
Finite-lived intangible assets:
Trade name and trademarks	2,179	(2,175)	4	0
Other intellectual property	363	(54)	309	9
	$5,942	$(2,229)	$3,713	9

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted Average Amortization period (in years)
Indefinite-lived intangible assets:
Trade name and trademarks	$—	$—	$—	—
Finite-lived intangible assets:
Trade name and trademarks	5,579	(2,348)	3,231	19
Other intellectual property	363	(36)	327	9
	$5,942	$(2,384)	$3,558	17

Amortization
Amortization expense related to acquired intangible assets that contribute to our trade names, trademarks and other intellectual property is included in amortization of intangible assets. Amortization expense related to intangible assets is included in depreciation and amortization in the operating expenses. Total amortization expense for intangible assets were $9,000 for the second quarter of 2015 and $51,000 for the second quarter of 2014, and $(152,000) for the first six months of 2015 and $103,000 for the first six months of 2014.

The $(152,000) amortization expenses recorded for the six months ended June 30, 2015, includes a $170,000 amortization credit resulting from amortizing an indefinite-lived asset. The Company corrected this error as a restatement adjustment in the March 31, 2015 Form 10-Q/A. The pro-forma amortization expense for six months ended June 30, 2015 was $18,000, when adjusting for the amortization credit.

As of June 30, 2015, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

Amortization of Intangible Assets
2015 (remaining six months)	$18
2016	36
2017	36
2018	36
2019	36
Thereafter	151
Total	$313

Impairment

Indefinite-lived assets are measured for impairment by comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. We determined that no impairment of indefinite-lived intangible assets should be made in the quarter ending June 30, 2015.

(17) Subsequent Events

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q/A and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q/A, particularly in Part II, Item 1A. "Risk Factors."

Restatement of Financial Statements

We have restated our Condensed Consolidated Balance Sheet as of June 30, 2015, the related Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015, Condensed Consolidated Statement of Comprehensive Loss for the three and six month periods ended June 30, 2015, and Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2015, and the notes related thereto. Additionally, in connection with the restatement process, the Company reviewed, corrected and modified, where appropriate, certain disclosure in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the selected financial data as applicable.

All of the numbers impacted by the restatement in this section are as restated.

For further information on the nature and impact of the restatement, see Note 2. Restatement of Financial Statements in the notes to our condensed consolidated financial statements included in this Amendment.

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

Current Portfolio

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

Nutrition and wellness is a significant part of the direct-to-consumer sector.  Agel brings to the portfolio a unique and appealing line of nutritional products in gel form, which are more easily absorbed by the body than nutritionals in pill form.  Agel also includes a skin care line under the brand name Ageless, and its presence in that market gives the Company an opportunity to market additional skin care products in the future, which we intend to do.  Finally, Agel provides the Company with a global footprint in more than 40 countries around the world.  We believe that this global presence can help other subsidiaries and brands over time and can reduce the costs of entry into international markets in which Agel already has a presence.

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

The Longaberger Company

In March 2013, we acquired a 51.7% controlling interest in TLC. TLC is a direct-to-consumer business based in Newark, Ohio which sells premium hand-crafted baskets and a line of products for the home, including pottery and other home décor products, through a nationwide network of independent sales representatives. TLC also has a retail destination in Frazeysburg, OH, called The Longaberger Homestead. We acquired, in two separate transactions, a total of 1,616 shares of TLC's Class A common stock ("TLC Class A Common Stock"), representing 64.6% of the issued and outstanding TLC Class A Common Stock, which class has sole voting rights at TLC, and acquired 968 shares of TLC's Class B common stock, which are non-voting shares ("TLC Class B Common Stock" and, together with the TLC Class A Common Stock, the "TLC Stock"). Together, the two transactions resulted in the Company acquiring 51.7% of all issued and outstanding TLC Stock. As consideration, we issued to a trust of which Tamala Longaberger is the trustee (the "Trust"), a Convertible Subordinated Unsecured Promissory Note, dated March 15, 2013, in the original principal amount of $6.5 million (the "Convertible Note"), and, to TLC, we issued a ten year, $4.0 million unsecured promissory note, dated March 14, 2013, payable in monthly installments. On June 14, 2013, the Convertible Note was converted into 1,625,000 shares of our common stock. At the time of the acquisition, TLC had $22.9 million in liabilities, which after the transaction were reflected in our condensed consolidated financial statements in addition to the additional debt incurred as a result of the issuance of the notes to the Trust and TLC.

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

My Secret Kitchen

In December 2013, we formed CVSL A.G., a Switzerland company, which acquired a 90% controlling interest of MSK, an award-winning United Kingdom-based direct-to-consumer company which sells a unique line of food products. We acquired substantially all of the stock of MSK in exchange for total consideration of 15,891 shares of our common stock and payment of an earn-out of 5% of MSK's EBITDA from 2014 to 2016. The shares of our common stock for this acquisition were issued in January 2014. At the time of the acquisition, MSK had approximately $169,000 in liabilities, which after the transaction were reflected in our financial statements.

Paperly

In December 2013, we formed Paperly, Inc., a Delaware corporation, which acquired substantially all of the assets of Paperly, a direct-to-consumer company that allows its independent sales representatives to work with customers to design and create custom stationery through home parties, events and individual appointments. We acquired substantially all the assets of Paperly in exchange for total consideration of 7,797 shares of our common stock and payment of an earn out of 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from 2014 to 2016. The shares of our common stock for this acquisition were issued in 2014. We assumed liabilities of approximately $110,000 in connection with the acquisition.

Tomboy Tools (Project Home)

In October 2013, we formed CVSL TBT, LLC, a Texas limited liability company, which acquired substantially all of the assets of Tomboy Tools, Inc., a direct-to-consumer company which sells a line of tools designed for women as well as home security systems. We acquired substantially all the assets of Tomboy Tools, Inc. in exchange for total consideration of 88,349 shares of our common stock and the assumption of liabilities of approximately $471,000 in connection with the acquisition. For a period of time TBT used the name "Project Home," but we are returning to the use of the name "Tomboy Tools," as we believe it is a stronger brand name.

Uppercase Living

In March 2014, we formed Uppercase Acquisition, Inc., a Delaware corporation which acquired substantially all the assets of Uppercase Living, a direct-to-consumer company which sells customizable vinyl expressions for display on walls. Consideration consisted of 28,920 shares of our common stock and payment of an earn out equal to 10% of the EBITDA of the subsidiary that acquired the assets for the years ended December 31, 2014, 2015 and 2016 payable in cash or shares of our common stock at our discretion. The shares of common stock for this acquisition were issued in April and June 2014. We assumed liabilities of approximately $471,000 in connection with the acquisition.

Your Inspiration At Home

In August 2013, we formed Your Inspiration At Home, Pty. Ltd., an Australian corporation which acquired substantially all of the assets of YIAH. YIAH is an innovative and award-winning direct-to-consumer company which sells hand-crafted spices from around the world. YIAH originated in Australia and has expanded its operations to the United States, Canada and New Zealand. We acquired substantially all the assets of YIAH in exchange for total consideration of 225,649 shares of our common stock and the assumption of liabilities of approximately $141,000 in connection with the acquisition.

Since the Company acquired YIAH, it has grown significantly and is the primary driver of growth in our gourmet food segment. YIAH primarily needed operational support and financial management, which we provided. YIAH also utilizes existing resources, such as distribution space in Ohio, to launch and support its expansion into North America. We expect that YIAH will continue to look to open new geographies in the future, particularly in areas where other subsidiaries have existing infrastructure, resources, assets and registrations that could be leveraged.

Our Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$36,028	$24,586	$55,906	$51,257
Program costs and discounts	(6,374)	(5,220)	(9,626)	(10,196)
Net revenue	29,654	19,366	46,280	41,061
Costs of sales	11,110	5,863	16,340	13,879
Gross profit	18,544	13,503	29,940	27,182
Commissions and incentives	8,447	6,005	14,268	12,978
Gain on sale of assets	(40)	(141)	(83)	(407)
Selling, general and administrative	12,761	10,990	23,462	19,991
Depreciation and amortization	492	445	771	1,066
Share based compensation expense	(30)	311	(1,197)	398
Impairment of goodwill	192	—	192	—
Operating loss	$(3,278)	$(4,107)	$(7,473)	$(6,844)

Revenue (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet Food Products	$5,190	14.4%	$1,644	6.7%	$7,735	13.8%	$2,608	5.1%
Home Décor	22,459	62.3%	12,437	50.6%	32,630	58.4%	27,458	53.6%
Nutritionals and Wellness	7,981	22.2%	9,954	40.5%	14,757	26.4%	20,156	39.3%
Publishing & Printing	271	0.8%	319	1.3%	504	0.9%	613	1.2%
Other	127	0.4%	232	0.9%	280	0.5%	422	0.8%
Revenue	$36,028	100.0%	$24,586	100.0%	$55,906	100.0%	$51,257	100.0%

Total revenue for the three months ended June 30, 2015 increased by $11.4 million, or approximately 46.5%, compared to the same period in 2014, primarily due to the impact of a full quarter of our recent acquisition of Kleeneze at the end of March of 2015. Revenue for the six months ended June 30, 2015 increased by $4.6 million, or approximately 9.1%, compared to the same period in 2014. Results for the six months ended June 30, 2015 were impacted by turnaround actions taken at TLC such as narrowing product lines, focusing on quality products, closing the Longabeger's discount outlet stores and reducing the emphasis on overall program discounts at the TLC. We anticipated a short-term negative revenue impact from these steps but believe that it will lead to growth and strength in the fundamental business over the long-term. The increase in revenues due to the inclusion of Kleeneze in our results, since our acquisition in March of 2015, was offset partially by the decline in revenue at TLC. For the three months ended June 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $9.9 million. For the six months ended June 30, 2015, the net impact of the decrease in TLC revenues against the increase in revenues from Kleeneze was an increase in revenue of $4.3 million.

The Company operates five operating segments, three of which are reportable segments, as a direct-to-consumer company that sells a wide range of products primarily through independent sales forces across many countries around the world. For the six months ended June 30, 2015 and June 30, 2014, respectively approximately $34.8 million, or 62.3% of our revenues, and $21.6 million, or 42.1% of our revenues, were generated in international markets. For the three months ended June 30, 2015 and June 30, 2014, respectively approximately $25.7 million, or 71.4% of our revenues, and $10.8 million, or 43.9% of our revenues, were generated in international markets. We have grouped our products into the following five operating segments: gourmet foods, nutritional and wellness, home décor, publishing and printing, and other. Substantially all of our long-lived assets are located in the U.S. Of these 5 operating segments, Gourmet Food Products, Home Décor, and Nutritional and Wellness qualify as reportable segments in line with the specifications established in ASC 280-10-50.

For the three months ended June 30, 2015 and June 30, 2014, approximately $5.2 million, or 14.4% of our revenues, and $1.6 million, or 6.7% of our revenues, respectively, were derived from the sales of gourmet food products; $8.0 million, or 22.2% of our revenues, and $10.0 million, or 40.5% of our revenues, respectively, were derived from the sale of nutritional and wellness products; $22.5 million, or 62.3% of our revenues, and $12.4 million, or 50.6% of our revenues, respectively, were derived from the sale of home décor products; $271,000, or 0.8% of our revenues, and $319,000, or 1.3% or our revenues, respectively, were derived from the sale of our publishing and printing services and products; and for the three months ended June 30, 2015 and June 30, 2014, $127,000, or 0.4% of our revenues, and $232,000, or 0.9% of our revenues, respectively, were derived from the sale of our other products.

For the six months ended June 30, 2015 and June 30, 2014, approximately $7.7 million, or 13.8% of our revenues, and $2.6 million, or 5.1% of our revenues, respectively, were derived from the sales of gourmet food products; $14.8 million, or 26.4% of our revenues, and $20.2 million, or 39.3% of our revenues, respectively, were derived from the sale of nutritional and wellness products; $32.6 million, or 58.4% of our revenues, and $27.5 million, or 53.6% of our revenues, respectively, were derived from the sale of home décor products; $504,000, or 0.9% of our revenues, and $613,000, or 1.2% of our revenues, respectively, were derived from the sale of our publishing and printing services and products; and for the six months ended June 30, 2015 and June 30, 2014 $280,000, or 0.5% of our revenues, and $422,000, or 0.8% of our revenues, respectively, were derived from the sale of our other products.

Gross profit (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Gross Profit	Percent of Total	Gross Profit	Percent of Total	Gross Profit	Percent of Total	Gross Profit	Percent of Total
Gourmet Food Products	$2,222	12.0%	$889	6.6%	$2,757	9.2%	$1,367	5.0%
Home Décor	9,679	52.2%	3,730	27.6%	14,983	50.0%	8,588	31.6%
Nutritionals and Wellness	6,397	34.5%	8,530	63.2%	11,702	39.1%	16,595	61.1%
Publishing & Printing	179	1.0%	206	1.5%	317	1.1%	393	1.4%
Other	67	0.4%	148	1.1%	181	0.6%	239	0.9%
Gross Profit	$18,544	100.0%	$13,503	100.0%	$29,940	100.0%	$27,182	100.0%

The gross profit increased by $5.0 million in the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 gross profit increased by $2.8 million compared with the same period in 2014. Gross profit margins decreased to 51.5% from 54.9% for the three months ended June 30, 2015 compared to the same period in 2014. The decrease to gross profit margins is partially a result of Kleeneze having lower margins compared to many of the other companies in the portfolio. This is evidenced by the increase in cost of goods sold as a percentage of revenue which increased from 23.8% to 30.8% for the three months ended June 30, 2014 and 2015, respectively. For the six months ended June 30, 2015, gross profit margins stayed consistent with the prior year at 53.6% compared to 53.0% for the six months ended June 30, 2014.

For the three months ended June 30, 2015 and June 30, 2014, the gourmet food segment's gross profit margin decreased from 54.1% to 42.8% while the gross profit increased $1.3 million compared to the prior year. The home décor segment's gross profit margin increased from 30.0% to 43.1% while the gross profit increased $5.9 million compared to the prior year. The nutritional and wellness segment's gross profit margin decreased from 85.7% to 80.2% while the gross profit decreased $2.1 million compared to the prior year. The publishing and printing segment's gross profit margin increased from 64.6% to 66.1% while the gross profit decreased $27,000 compared to the prior year. The other segment's gross profit margin decreased from 63.8% to 52.8% while the gross profit decreased $81,000 compared to the prior year.

For the six months ended June 30, 2015 and June 30, 2014, the gourmet food segment's gross profit margin decreased from 52.4% to 35.6% while the gross profit increased $1.4 million compared to the prior year. The home décor segment's gross profit margin increased from 31.3% to 45.9% while the gross profit increased $6.4 million compared to the prior year. The nutritional and wellness segment's gross profit margin decreased from 82.3% to 79.3% while the gross profit decreased $4.9 million compared to the prior year. The publishing and printing segment's gross profit margin decreased from 64.1% to 62.9% while the gross profit decreased $76,000 compared to the prior year. The other segment's gross profit margin increased from 56.6% to 64.6% while the gross profit decreased $58,000 compared to the prior year.

Operating Losses

Operating losses decreased by $829,000 in the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 operating losses increased by $629,000 compared with the same period in 2014. These results are in line with our expectations at this stage in the execution of our strategy and represent a positive trend toward positive operating margins as we continue to improve the portfolio businesses and gain additional cost efficiencies from eliminating redundant overhead. In the last two years we have purchased eight direct-to-consumer companies, up-listed to the NYSE MKT and executed a $20.0 million equity raise. We believe we are poised for the next stage of our growth having built our current platform. We believe our strategy will continue to have benefits from scale and will continue to aggressively pursue accretive acquisition targets to improve our operating results.

Operating Expenses

Commissions and Incentives

Total commissions and incentives as a percentage of revenue decreased to 23.4% from 24.4% for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015 total commissions and incentives as a percentage of revenue increased to 25.5% from 25.3% for the same period in 2014. Program costs and discounts as a percent of revenue decreased to 17.2% from 19.9% for the six months ended June 30, 2015 and 2014, respectively, and decreased to 17.7% from 21.2% for the three months ended June 30, 2015 and 2014, respectively, primarily as a result of less discounting at TLC. We believe it is useful to compare both commissions and incentives along with program costs and discounts together as a percentage of revenue, as well. Together, these two items represented 42.7% and 45.2% of revenue for the six months ended June 30, 2015 and 2014, respectively, and 41.1% and 45.6% for the three months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") incurred during the three months ended June 30, 2015 increased to $12.8 million compared to $11.0 million for the same period in 2014. However, selling, general and administrative expenses as a percentage of revenue decreased from 44.7% to 35.4% as a result of Kleeneze having lower costs as a percent of revenue as well as cost reductions at the Company's subsidiaries, primarily TLC. For the six months ended June 30, 2015 and 2014, respectively, SG&A increased to 42.0% from 39.0%. We expect that these costs will decrease as a percentage of revenue as we continue to find and implement cost efficiencies and as we continue to grow, as many of our SG&A expenses will not increase as we continue to scale up our business through organic and acquisition-based growth.

Gain/Loss on Marketable Securities

Our marketable securities as of June 30, 2015 include fixed income and equity investments classified as available for sale. At June 30, 2015 and December 31, 2014, the fair value of the fixed income securities totaled approximately $6.0 million and $1.0 million, respectively. Our realized losses (gains) from the sale of our marketable securities totaled $0 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. Our realized losses (gains) from the sale of our marketable securities totaled $(192,000) and $552,000 for the six months ended June 30, 2015 and 2014, respectively.

Non-Controlling Interest

Non-controlling interest losses was approximately $1.7 million for the six months ended June 30, 2015 and 2014, respectively. Non-controlling interest had losses of approximately $1.0 million for the three months ended June 30, 2015 and 2014, respectively.

Additional Performance Indicators - EBITDA Metrics

We believe that having a reliable measure of the Company's financial health is invaluable both to us and to potential business partners. We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA can be useful performance indicators over time.

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because this is a key metrics used by our management and board of directors to measure operating performance and trends in our business. In particular, the exclusion of certain specific expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

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

The following table presents a reconciliation of Net Loss to EBITDA (Losses) and Adjusted EBITDA (Losses) for each of the periods presented:

Net Loss to Adjusted Operating EBITDA (Losses) Reconciliation (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,038)	$(4,591)	$(8,831)	$(8,367)
Interest, net	565	213	1,164	479
Income tax expense	195	213	386	492
Depreciation and amortization	633	554	1,053	1,224
EBITDA (losses)	(2,645)	(3,611)	(6,228)	(6,172)
Specific capital market event expense	168	109	542	109
Specific M&A deal/diligence expense	97	252	212	284
M&A infrastructure expense	791	581	1,320	1,764
Adjusted EBITDA (losses)	$(1,589)	$(2,669)	$(4,154)	$(4,015)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. We also have access to the capital markets through public offerings, such as the one we completed in March 2015. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $11.7 million as of June 30, 2015, an increase of $8.1 million from December 31, 2014, primarily due to our March 2015 public offering and cash acquired in our acquisition of Kleeneze, offset by cash used for the acquisition of Kleeneze, paying down accounts payable balances at TLC and other uses of cash for operations.

Currently the Company does not have a revolving credit facility or an other working capital facility. Although we believe we have sufficient cash and cash equivalents, as well as marketable securities, to fund our business currently, we recognize that there may be additional needs for working capital as we invest in our current businesses and as we look for accretive future acquisitions. We are constantly evaluating the most efficient capital available for these purposes.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2015 was $(6.4) million, as compared to net cash used in operating activities of $(5.0) million for the six months ended June 30, 2014. Our principal uses of cash have included legal and professional fees associated with the acquisitions; legal, due diligence and other fees related to other potential acquisitions; the cost of buying inventory; labor and benefits costs; and commissions and incentives.

Net cash used in investing activities for the six months ended June 30, 2015 was $(11.3) million, as compared to a net cash provided by investing activities of $7.4 million for the six months ended June 30, 2014. The Company used $18.9 million to buy marketable securities and had proceeds of $13.9 million from the sale of marketable securities, and $332,000 was used for capital expenditures, primarily to upgrade IT infrastructure, for the six months ended June 30, 2015.

Net cash provided by financing activities was $21.0 million for the six months ended June 30, 2015 compared to net cash used of $(2.6) million for the six months ended June 30, 2014. Through the issuance of common stock and warrants in a public offering consummated in March 2015, we raised net proceeds of approximately $17.7 million. The cash inflows were offset by $3.0 million held in collateral as restricted cash on our combined consolidated balance sheet.

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

The gross proceeds to us, including the underwriters' partial exercise of their over-allotment option, were approximately $20.0 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming we maintain the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to the Company would be approximately $25.0 million. However, there can be no assurance that any warrants will be exercised.

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

Foreign Currency Exchange Risk

Revenue from customers outside of the United States represented approximately 62.3% and 42.1% of our total net revenues for the six months ended June 30, 2015 and 2014, respectively. We expect that revenue from foreign customers will continue to represent an increasingly large percentage of our revenue.

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

As a result of the material adjustments related to the annual audit for the year ended December 31, 2015, management identified material weaknesses in the internal control over financial reporting. Those weaknesses identified were in existence during the quarter ended June 30, 2015.

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

During the fiscal quarter ended June 30, 2015, no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) took place during the fiscal quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of $(39.3) million as of June 30, 2015 and $(32.2) million as of December 31, 2014 and we expect to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, we are sustaining operating and net losses, and it is possible that we will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. We are required to make monthly payments under our promissory notes that mature on October 22, 2018 and February 14, 2023 that have principal balances of $1.2 million and $3.2 million, respectively as of June 30, 2015. We also are required to make monthly interest payments on senior secured debt owed to HSBC Bank PLC as part of our acquisition of Kleeneze. The debt owed to HSBC had a balance of $3.1 million as of June 30, 2015 and is fully secured by cash shown on our consolidated balance sheet under the restricted cash line as part of non-current assets. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of June 30, 2015 and December 31, 2014, we had approximately $6.0 million and $1.0 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither June 30, 2015 nor December 31, 2014 did we have any investments in equity securities. However, we have from time to time and may in the future invest in equity securities. During the six months ended June 30, 2015, we realized a gain on marketable securities of $192,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

During the six months ended June 30, 2015, 62.3% of our revenues were derived from markets outside of the United States. In 2014, 42.1% of our revenues were derived from markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

The Company officers may also work for Richmont Holdings or its affiliated entities. These employees have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to their other responsibilities.

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
Date: November 7, 2016

By:	/s/ John Rochon, Jr.

John Rochon , Jr .
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: November 7, 2016

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