Form 10-Q
period 2016-06-30
JRjr33, Inc.
filed 2016-12-06
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended June 30, 2016
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

As of December 6, 2016, 38,424,570 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Jrjr33, Inc.

PART I. Financial Information
Item 1.    Financial Statement

JRjr33, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,196	$6,482
Marketable securities	1,247	5,306
Accounts receivable, net	5,036	4,828
Inventory, net	19,310	20,799
Other current assets	4,235	2,303
Total current assets	32,024	39,718
Assets held for sale	998	1,111
Restricted cash	—	2,857
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	4,687	5,387
Property under capital leases, net	14,053	14,654
Goodwill	5,146	5,427
Intangibles, net	8,088	8,801
Other assets	37	135
Total assets	$69,447	$82,504
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,144	$15,937
Related party payables	1,799	1,605
Accrued commissions	4,314	3,033
Accrued liabilities	8,397	7,303
Deferred revenue	2,879	2,307
Taxes payable	5,444	4,830
Current portion of long-term debt	8,627	3,048
Other current liabilities	857	777
Total current liabilities	47,461	38,840
Deferred tax liability	780	744
Long-term debt, less current portion	6,077	12,784
Capital lease obligation, less current portion	16,057	16,332
Other long-term liabilities	2,870	2,864
Total liabilities	73,245	71,564
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized; -0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 35,993,324 and 35,718,279 shares issued and outstanding, at June 30, 2016 and at December 31, 2015 respectively	4	4
Additional paid-in capital	59,166	58,837
Accumulated other comprehensive loss	(2,056)	(586)
Accumulated deficit	(56,642)	(45,255)
Total stockholders’ equity attributable to JRjr33, Inc.	472	13,000
Stockholders’ equity attributable to noncontrolling interest	(4,270)	(2,060)
Total stockholders’ equity	(3,798)	10,940
Total liabilities and stockholders’ equity	$69,447	$82,504
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per common share data)	2016	2015	2016	2015
Revenue	$36,414	$36,028	$72,489	$55,906
Program costs and discounts	(6,292)	(5,553)	(12,194)	(8,124)
Net revenues	30,122	30,475	60,295	47,782
Costs of sales	9,274	9,468	19,726	14,658
Gross profit	20,848	21,007	40,569	33,124
Distributor expense	9,224	9,269	18,656	15,769
Selling expense	4,729	4,299	9,251	6,609
General and administrative expense	10,726	10,103	22,499	18,536
Share based compensation expense	49	(30)	50	(1,197)
Depreciation and amortization	696	492	1,368	771
Gain on sale of assets	(70)	(40)	(112)	(83)
Impairment of goodwill	—	192	191	192
Operating loss	(4,506)	(3,278)	(11,334)	(7,473)
Gain on sale of marketable securities	(7)	—	(9)	(192)
Interest expense, net	1,037	565	1,868	1,164
Loss before income tax provision	(5,536)	(3,843)	(13,193)	(8,445)
Income tax provision	334	195	410	386
Net loss	(5,870)	(4,038)	(13,603)	(8,831)
Net loss attributable to non-controlling interest	1,253	1,016	2,216	1,686
Net loss attributable to JRjr33, Inc.	$(4,617)	$(3,022)	$(11,387)	$(7,145)
Basic and diluted loss per share:
Weighted average common shares outstanding	35,892,137	34,367,095	35,912,156	32,017,582
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.13)	$(0.09)	$(0.32)	$(0.22)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss before allocation to non-controlling interests	$(5,870)	$(4,038)	$(13,603)	$(8,831)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain	(1,515)	(266)	(1,469)	(92)
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	2	—	5	7
Reclassification of other comprehensive income included in net loss	—	—	—	(199)
Other comprehensive gain (loss) before allocation to non-controlling interests	(1,513)	(266)	(1,464)	(284)

Comprehensive loss before allocation to non-controlling interests	$(7,383)	$(4,304)	$(15,067)	$(9,115)
Less: Comprehensive loss attributable to non-controlling interests	1,253	1,016	2,216	1,686
Comprehensive loss attributable to JRjr33, Inc.	$(6,130)	$(3,288)	$(12,851)	$(7,429)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating activities:
Net loss	$(13,603)	$(8,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of business acquisitions:
Depreciation and amortization	1,650	1,053
Gain on sale of marketable securities	(9)	(192)
Share based compensation expense	50	(1,197)
Non-cash compensation	782	201
Provision for doubtful accounts	551	331
Gain on sale of assets	(112)	(83)
Deferred income tax	69	73
Impairment of goodwill	191	192
Amortization of debt discount	383	—
Deferred rent amortization	104	—
Forgiveness of receivable	174	—
Changes in certain assets and liabilities:
Accounts receivable	(533)	(1,034)
Inventory	823	1,000
Other current assets	587	628
Accounts payable	(389)	(1,139)
Related party payables	194	1,268
Accrued commissions	1,364	863
Accrued liabilities	538	2,002
Deferred revenue	574	(468)
Taxes payable	764	(618)
Other liabilities	(6)	(450)
Net cash used in operating activities	(5,854)	(6,401)
Investing activities:
Capital expenditures	(61)	(332)
Proceeds from the sale of property, plant and equipment	141	60
Purchases of marketable securities	—	(18,876)
Proceeds from sales of marketable securities	4,073	13,901
Proceeds from note receivable	—	2
Deposit of restricted cash collateral	—	(2,931)
Acquisitions, net of cash purchased	—	(3,135)
Net cash (used in) provided by investing activities	4,153	(11,311)
Financing activities:
Borrowings on long-term debt	—	3,051
Payments on long-term debt	(941)	(471)
Stock issuances	274	18,434
Net cash (used in) provided by financing activities	(667)	21,014

Effect of exchange rate changes on cash and cash equivalents	(1,918)	(195)
Increase (decrease) in cash and cash equivalents	(4,286)	3,107
Cash and cash equivalents at beginning of period	6,482	2,606
Cash and cash equivalents at end of period	$2,196	$5,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,858	$1,164
Income taxes	342	313
Non-cash transactions:
Stock issued related to expenses	274	—

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

Basis of Presentation

The unaudited condensed consolidated financial statements and the accompanying notes include the Company's accounts and the accounts of the Company's subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases are included in the condensed consolidated financial statements from their respective dates of acquisition. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the Company's opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K filed by the Company for the year ended December 31, 2015 (the "2015 Form 10-K".) The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. All amounts have been presented in USD currency unless otherwise noted.

The Company's Portfolio

The Company has grown as a result of acquisitions. The Company intends to pursue additional acquisitions that improve the fundamental strength of the existing business. The Company's platform of direct-to-consumer brands is currently comprised of the following nine businesses in order of acquisition: The Longaberger Company ("Longaberger" or “TLC”), Your Inspiration at Home Proprietary Limited (“Your Inspiration at Home” or “YIAH”), CVSL TBT LLC ("Tomboy Tools" or "TBT"), Agel Enterprises Inc. (“Agel” or "AEI"), My Secret Kitchen Limited ("My Secret Kitchen" or “MSK”), Paperly, Inc. (“Paperly”), Uppercase Living, Inc. ("Uppercase Living"), Kleeneze Limited (“Kleeneze”) and Betterware Limited ("Betterware"). In addition, Happenings Communications Group, Inc. ("Happenings" or "HCG") further diversifies the portfolio by operating in the magazine publishing industry.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2016, the Company had an accumulated deficit of approximately $56.6 million and recurring losses from operations. The Company also had negative working capital of approximately $15.4 million and debt with maturities of approximately $14.7 million as of June 30, 2016.

The Company intends to fund operations through raising additional capital through debt financing, increased sales, and reduced operating expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements over the course of the next twelve months from the filing date of this Form 10-Q.

The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt as well as potentially refinancing the debt. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

•	The Company is seeking to renegotiate and potentially refinance existing debt.

•	The Company is seeking investment capital.

•	The Company is aggressively targeting new distributors and looking to expand into new markets with our more successful companies.

•	The Company is seeking to reduce excess inventory to improve working capital.

(2) Summary of Significant Accounting Policies

Consolidation

The Company consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where the Company has determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of June 30, 2016, the non-controlling interest consisted of minority shareholder interests in TLC, MSK, and certain international subsidiaries of Agel. All inter-company balances and transactions have been eliminated in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain amounts in the condensed consolidated financial statements included in our Form 10-Q for the quarter ended June 30, 2015 have been reclassified to conform to current period's presentation. The Company has reclassified select expenditures to show a consistent presentation as well as changing the presentation on the condensed consolidated statement of operations to show selling expense separate from general and administrative expense. In addition, reclassifications between program costs and discounts, cost of sales, distributor expenses, selling expenses, and general and administrative expenses were made to improve the comparability of the statements. None of the adjustments had any effect on the prior period net loss.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Significant estimates and assumptions in these condensed financial statements require the exercise of judgment and are used for, but not limited to, the allowance for doubtful accounts, inventory valuation and obsolescence, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, allocation of purchase price to the fair value of net assets acquired, useful lives for depreciation and amortization, revenue recognition, income taxes and deferred tax valuation allowances, lease classification, and contingencies. These estimates are based on information available as of the date of the condensed financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of ninety days or less. The Company maintains cash primarily with multinational banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. The amounts held in banks that are FDIC insured total $326,000 and $340,000 at the end of June 30, 2016 and December 31, 2015, respectively. The insured limit of $250,000 was not exceeded by any individual FDIC insured account in either period. The Company has not incurred any losses related to these deposits.

Marketable Securities

Investments in marketable securities may include equity securities, debt instruments, and mutual funds. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Management determines the appropriate classification at the time of purchase and re-evaluates such designation as of each balance sheet date. The investments are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income and realized gains and losses reported separately on the statement of operations.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents the estimated net realizable value. The Company determines the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed not collectible are written off against the allowance. The Company has recorded an allowance for doubtful accounts of approximately $2.7 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively.

Inventory

All inventories are stated at the lower of cost or realizable values. Cost of inventories are determined on a first-in, first-out (FIFO) basis. The Company records provisions for obsolete, excess, and unmarketable inventory in cost of goods sold.

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

At June 30, 2016, the useful lives used for depreciation and amortization were as follows:

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

The Company uses a discounted cash flow model and a market approach to calculate the fair value of intangible assets. The model includes a number of significant assumptions and estimates regarding future cash flows and these estimates could be materially impacted by adverse changes in market conditions.

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

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments - primarily via credit card - for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s condensed consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. For the six months ended June 30, 2016 and June 30, 2015, our provision for sales returns totaled approximately $400,000 and $440,000, respectively.

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

Distributor Expense

Distributor expenses include all forms of commissions, overrides and incentives related to the sales force. The Company accrues expenses for incentive trips over qualification periods as they are earned. The Company analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accruals. Actual results could result in liabilities being more or less than the amounts recorded.

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

Operating Expenses

The Company evaluates operating expenses to view holistically the expenditures that the Company incurs to engage in any activities not directly associated with the production of goods or services. Operating expenses include commissions and incentives; selling expenses; general and administrative expenses; share-based compensation; depreciation and amortization; gain or loss on sale of assets; impairment of intangibles and goodwill; and any additional impairments of assets.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for the Company beginning in the first quarter of 2017. Early adoption is permitted. The Company is in the process of assessing the effects of the application of the new guidance on our financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16 (ASU 2016-16), Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than deferring such recognition until the asset is sold to an outside party. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2018). Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2018). Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the condensed financial statements.

(3) Acquisitions and Other Transactions

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

Upon conclusion of the purchase price allocation in the third quarter of 2015, the Company realized a $3.6 million gain on the acquisition. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition. Starting in 2015, changes to the purchase accounting are no longer shown retroactively in the condensed consolidated financial statements.

Pro-forma Condensed Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's condensed financial results for the three and six months ended June 30, 2015 as if the Betterware and Kleeneze acquisitions had occurred as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenue	$46,062	$90,479
Net loss	(4,209)	(9,042)
Net loss attributable to JRjr33, Inc.	(3,193)	(7,356)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.09)	$(0.23)

Notes to Pro-forma Condensed Consolidated Statements of Operations:

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been effective at the beginning of 2015 and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•
Losses were incurred by Kleeneze as a result of the write down of inter-company receivables in the amount of $33.1 million that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, the Company has excluded these items from the pro-forma results above; and

•	The pro-forma results above exclude transaction costs related to the two acquisitions that were expensed in 2015.

(4) Marketable Securities

Our marketable securities as of June 30, 2016 included fixed income investments classified as available for sale. At June 30, 2016 and December 31, 2015, the fair value of the fixed income securities totaled approximately $1.2 million and $5.3 million, respectively.

The following is a summary of available-for-sale securities as of the end of the periods presented (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2015
Mutual Funds	$5,312	$—	$(6)	$5,306

Balance at June 30, 2016
Mutual Funds	$1,248	$—	$(1)	$1,247

Purchases of marketable securities during the six months ended June 30, 2015 totaled $18.9 million. The proceeds from the sale of marketable securities totaled $4.1 million and $13.9 million during the six months ended June 30, 2016 and June 30, 2015, respectively.

The realized gains arising during the three and six months ended June 30, 2016 totaled $7,000 and $9,000, respectively. The Company incurred unrealized holding gains on investments of $2,000 and $5,000 during the three and six months ended June 30, 2016, respectively.

The realized gains arising during the three and six months ended June 30, 2015 totaled $0 and $192,000, respectively. The Company incurred unrealized holding gains on investments of $0 and $7,000 during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016 our marketable securities investments had an effective maturity of 1.0 years and an average effective duration of 0.14 years. The majority of our marketable securities are invested in investment-grade corporate bonds.

(5) Inventory

Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw material and supplies	$2,496	$3,165
Work in process	376	221
Finished goods	18,770	20,164
Inventory, gross	21,642	23,550
Inventory reserve	(2,332)	(2,751)
Inventory, net	$19,310	$20,799

(6) Assets Held for Sale

In the fiscal year 2015, the Company began actively marketing several of Longaberger's excess facilities. Through this process, the Company identified the equipment, land and buildings to be sold and the assets that will be retained by the Company. At June 30, 2016 and December 31, 2015, the assets held for sale totaled $1.0 million and $1.1 million, respectively.

The following table shows the additions, sales, impairments and gains and losses related to assets held for sale during the period (in thousands):

	June 30, 2016	December 31, 2015
Balance as of beginning of period	$1,111	$—
Additions to held for sale	—	4,440
Realized gains (losses)	—	—
Impairment charge	—	(3,329)
Sales and settlements, net	(113)	—
Balance as of end of period	$998	$1,111

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$109	$109
Buildings and improvements	2,473	2,472
Equipment	4,944	5,070
Construction in progress	10	—
Property, plant and equipment, gross	7,536	7,651
Less accumulated depreciation	(2,849)	(2,264)
Property, plant and equipment, net	$4,687	$5,387

The total depreciation and amortization expense incurred during the three and six months ended June 30, 2016, totaled approximately $838,000 and $1.7 million, respectively. Included in the depreciation and amortization is depreciation expense related to property, plant and equipment totaling $351,000 and $678,000 for the three and six months ended June 30, 2016; amortization of capital lease assets of $301,000 and $602,000, respectively - of which $141,000 and $282,000 is included in cost of sales, respectively; and amortization of intangibles totaling $186,000 and $370,000, respectively.

The total depreciation and amortization expense incurred during the three and six months ended June 30, 2015, totaled $633,000 and $1.1 million, respectively. Included in the depreciation and amortization is a depreciation expense related to property, plant and equipment totaling $361,000 and $678,000 for the three and six months ended June 30, 2016; amortization of capital lease assets of $263,000 and $527,000, respectively - of which $141,000 and $282,000 is included in cost of sales, respectively; and amortization of intangibles totaling $9,000 and $(152,000), respectively.

The amortization of intangibles is further explained in Note (8) Goodwill and Other Intangible Assets.

Capital Leased Assets

In addition to owned property, the Company also has $14.1 million in leased assets, which is net of accumulated amortization of approximately $2.2 million as of June 30, 2016. At December 31, 2015 leased assets totaled $14.7 million which is net of accumulated amortization of approximately $1.6 million.

During the three months ended June 30, 2016 and 2015, the Company recorded $42,000, respectively, of amortization as a result of the deferred gains from the 2014 Sale Leaseback Agreement with CFI NNN Raiders. The Company recorded $84,000 of amortization during both the six months ended June 30, 2016 and June 30, 2015, respectively.

Capital leases are further explained in Note (12) Commitments and Contingencies.

Dispositions

During the six months ended June 30, 2016 and 2015, the sale of fixed assets resulted in proceeds of $141,000 and $60,000, respectively. The gain (loss) on sale of assets, excluding the deferred gain recognized by the 2014 Sale Leaseback Agreement with CFI NNN Raiders, totaled $28,000 and $(2,000) during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the gain (loss) on sale of assets totaled $28,000 and $(1,000), respectively.

(8) Goodwill and Other Assets

Goodwill

The Company's management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment test took place as of November 30, 2015. The Company is aggregated into four operating segments presented herein (Note (17)) based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our four operating segments consist of: 1) gourmet food, 2) home décor, 3) nutritional and wellness and 4) other. The valuation of goodwill is further explained in Note (2) Summary of Significant Accounting Policies.

The Company recorded goodwill impairment charges of approximately $192,000 during the three months ended June 30, 2015. Impairment charges of approximately $191,000 and $192,000 were recorded during the six months ended June 30, 2016 and 2015. The goodwill impairment charges of $191,000 during the second quarter of 2015 and $192,000 during the first quarter of 2016 were related to the goodwill impairment of Tomboy Tools.

The following table provides the components of and changes in the carrying amount of Goodwill as of June 30, 2016 and December 31, 2015 (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,655			1,655
Impairment (b)		(192)		(192)
Other (c)			(131)	(131)
Balance December 31, 2015	$8,728	$(3,170)	$(131)	$5,427
Additions	—			—
Impairment (b)		(191)		(191)
Other (c)			(90)	(90)
Balance March 31, 2016	$8,728	$(3,361)	$(221)	$5,146
(a) Related to the acquisition of Betterware in 2015.
(b) Related to the impairment of Tomboy Tools in 2015 and 2016.
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets

The following tables provide the components of identifiable intangible assets as of June 30, 2016 and December 31, 2015 (in thousands, except amortization period):

Identifiable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of June 30, 2016	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,447	$—	$5,447	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,326	(685)	2,641	4
	$8,776	$(688)	$8,088	4

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2015	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,614	$—	$5,614	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,534	(347)	3,187	4
	$9,151	$(350)	$8,801	4

Amortization

Amortization expense related to intangible assets is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2016, the Company recorded an amortization of $186,000 and $370,000, respectively. An amortization expense (credit) of $9,000 and $(152,000) was recorded during the three and six months ended June 30, 2015.

The $(152,000) amortization expenses recorded for the six months ended June 30, 2015, includes a $170,000 amortization credit resulting from correcting an error in the amortization of an indefinite-lived asset as a restatement adjustment in the March 31, 2015 Form 10-Q/A. The pro-forma amortization expense for six months ended June 30, 2015 was $18,000, when adjusting for the amortization credit.

As of June 30, 2016, the estimated future amortization expense associated with our intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

2016 (remaining portion)	$357
2017	714
2018	714
2019	642
2020	97
Thereafter	117
Total amortization of intangible assets	$2,641

Potential Impairment

The Company may need to potentially impair the goodwill and intangible assets if the Company continues to experience a downturn in revenue and continued losses. Agel's goodwill and indefinite intangible assets are at risk of potential impairment if the Company's profitability does not improve.

(9) Related Party Transactions

During the fourth quarter of 2015, the Company renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings - a closely held company owned by the Company's Chairman and CEO. The Company has begun to establish an infrastructure of personnel and resources necessary to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, the Company continues to need advice and assistance in areas related to identification, analysis, financing, due diligence, strategic planning, accounting, tax, and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in these areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued.

The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and the Company agreed to reimburse or pay the due diligence, financial analysis, legal, travel, and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring, and negotiating potential transactions. During the three months ended June 30, 2016 and 2015, the Company recorded approximately $480,000 and $552,000, respectively, of Reimbursement Fee expenses that are included in 'general and administrative expenses' on the condensed consolidated statements of operations. The Company incurred reimbursement fees of approximately $960,000 and $1.1 million during the six months ended June 30, 2016 and 2015, respectively.

On February 26, 2015 the Company received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. The loan does not currently bear interest and has no set maturity date. The balance of the loan is included in the Richmont Holdings related party payable. As of June 30, 2016 and December 31, 2015, there was a related party payable balance of approximately $774,000 and $576,000, respectively, due to Richmont Holdings that is included in 'related party payables' within current liabilities on the condensed consolidated balance sheets.

On September 25, 2012, upon acquisition of HCG, the Company inherited a related party shareholder payable of $25,000 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. This amount is included in 'related-party payables' within current liabilities. The loan does not currently have a set maturity date.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued a promissory note in the principal amount of $42,000 to her. The note bears interest at the rate of 10.0% per annum and matured on June 27, 2015. This amount is included in 'related-party payables' within current liabilities.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued a promissory note in the principal amount of $158,000 to her. The note bears interest at the rate of 10.0% per annum and matured on July 1, 2015 and is guaranteed by us. This amount is included in 'related-party payables' within current liabilities.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued a promissory note in the principal amount of $800,000 to her. The note bears interest at the rate of 10.0% per annum and matured July 11, 2015 and is guaranteed by us. This amount is included in 'related-party payables' within current liabilities.

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

The Company utilizes third party manufacturers for majority of the products offered. One manufacture in particular, Actitech, is owned by Michael Bishop, a member of our Board of Directors. The Company utilizes Actitech to produce products for Agel that are distributed globally. The Company paid Actitech $1.0 million and $389,000, during the six months ended June 30, 2016 and 2015, respectively. On June 30, 2016 and December 31, 2015, Actitech was owed $750,000 and $98,000, respectively, which is included in 'accounts payable' on the condensed consolidated balance sheets.

(10) Income Taxes

As of June 30, 2016, the Company could not recognize net deferred tax assets without a corresponding valuation allowance due to not having a history of earnings. Therefore, no net deferred tax assets are reflected as of June 30, 2016. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life that are amortized for tax purposes, the Company continues to accumulate a deferred tax liability which is recognized separately from net deferred tax assets and valuation allowance. A deferred tax liability is recorded within non-current liabilities in the amounts of $780,000 and $744,000 in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

During the periods presented, the Company has not recorded current income tax expense related to its domestic activities due to net operating losses incurred currently and/or historically. Current tax expense for the three months ended June 30, 2016 and June 30, 2015 was $295,000 and $156,000, respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. The deferred tax expense for the three months ended June 30, 2016 and June 30, 2015 was approximately $39,000 and $39,000, respectively.

Current tax expense for the six months ended June 30, 2016 and June 30, 2015 was $341,000 and $313,000, respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. The deferred tax expense for the six months ended June 30, 2016 and June 30, 2015 was approximately $69,000 and $73,000, respectively.

(11) Long-Term Debt and Other Financing Arrangements

The Company’s long-term borrowings consisted of the following (in thousands, except for interest rates):

Description	Interest rate	June 30, 2016	December 31, 2015
Convertible note—Dominion Capital	9.75%	$3,800	$4,000
Unamortized debt discount, costs and fees of issuance—Dominion Capital		(633)	(1,016)
Convertible notes—payable to former shareholders of Stanley House	2.00%	4,856	5,502
Senior secured debt—HSBC Bank PLC	1.10%	2,781	2,984
Promissory note—payable to former shareholder of TLC	2.63%	2,813	3,003
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	874	1,043
Other miscellaneous notes	4.00%	213	316
Total debt		14,704	15,832
Less current maturities		(8,627)	(3,048)
Long-term debt		$6,077	$12,784

The schedule of maturities of the Company’s long-term debt are as follows (in thousands):

2016 (remaining portion)	$1,923
2017	8,619
2018	2,333
2019	412
2020	423
Thereafter	994
Total long-term debt including current maturities	$14,704

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

The unamortized balance of the debt discount, fees and issuance costs have been offset against the principal amount of the related debt in the condensed consolidated balance sheets.

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

In connection with the delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “June Form 10-Q”) with the SEC, the Company obtained from Dominion an irrevocable waiver dated August 22, 2016 (the “Third Waiver”) that the Company’s failure to timely file the June Form 10-Q, as well any failure to timely file the Form 10-Q for the quarter ended September 30, 2016 (the “September Form 10-Q”), would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required, provided that the Company issues to Dominion 50,000 shares of its common stock for each extension period required beyond August 22, 2016 with respect to the June Form 10-Q and beyond November 21, 2016 with respect to the September Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). To date, the Company has issued 350,000 shares of its common stock for its failure to timely file its June Form 10-Q.

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

In connection with the failure to timely file the 2015 Form 10-K, the March Form 10-Q and the June Form 10-Q, the Company has issued an aggregate of 1,150,000 shares of its common stock in 2016 to Dominion.

In addition, the Third Waiver amended the amortization of debt. The amended amortization resulted in $550,000 of principal previously scheduled to be paid in 2016, is now scheduled to be paid in 2017.

The Company has recorded the expense related to the share issuances as a result of late filing as interest expense on the condensed consolidated statement of operations. During the three and six months ended June 30, 2016, the company has recorded interest expense related to the share issuances to Dominion Capital totaling approximately $203,000.

Convertible Notes—Payable to Former Shareholders of Stanley House

On October 15, 2015, the Company issued two unsecured convertible notes totaling $5.8 million at that time in connection with the acquisition of Betterware, maturing after three years. The notes are denominated in pounds sterling (GBP) and bear interest at 2% per annum, payable at the time of principal payments. The notes' principal is payable in monthly installments totaling $16,000 for the first six months, followed by monthly installments totaling $32,000 for the next 30 months, with additional payments of $1.6 million due at the end of each annual period following the notes' issuance. The notes may be converted into the Company's common stock at our election based on the value of our shares at the time of payment. The valuation of the notes was considered in connection with the Betterware acquisition, and were determined to have been issued at fair value on the acquisition date. Refer to Note (3) Acquisitions and Other Transactions for further discussion on the Betterware acquisition.

Senior Secured Debt—HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt at that time from HSBC Bank PLC, with a term of two (2) years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is denominated in pounds sterling (GBP) and secured by approximately $2.9 million in cash. There are no other covenants related to the debt. The loan is now current and shown as 'current portion of long-term debt.' Previously, the collateral for the loan was shown as 'restricted cash' on our condensed consolidated balance sheets and now is included in 'other current assets.' The cash collateral is held in a GBP denominated account.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million unsecured promissory note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, the Company issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, and is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018. The note is secured by a lien on the assets of Agel, which lien is subordinate to the lien to Dominion. Due to our current financial condition, the Company was in arrears of $32,000 on principle and interest payments, as required by the agreement, as of June 30, 2016.

Promissory Note—Other Miscellaneous

On December 4, 2014, the Company issued a $500,000 unsecured promissory note, maturing in May 2017, in connection with a settlement agreement. The promissory note bears interest at 4.0% per annum, and is payable in equal monthly installments of outstanding principal and interest.

(12) Commitments and Contingencies

Commitments

The Company currently has non-cancelable operating leases. The operating leases include property and equipment leases. The equipment leases mostly include office equipment and vehicles leases. These leases are included in cost of sales, selling expenses, and general and administrative expenses on the condensed consolidated statement of operations. The Company has included operating lease expenses of $368,000 and $734,000 during the three and six months ended June 30, 2016, respectively, on the condensed consolidated statement of operations. The Company incurred operating lease expenses of $720,000 and $1.1 million during the three and six months ended June 30, 2015, respectively.

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2016 (remaining portion)	$733
2017	1,523
2018	1,524
2019	1,520
2020	1,191
Thereafter	8,487
Total non-cancelable leases	$14,978

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense.

Capital Leases

Sale leaseback Agreement

On July 31, 2014, TLC entered into a triple net lease agreement (referred to as the"sales leaseback agreement") with CFI NNN Raiders. Upon valuation of the lease, the lease was deemed to qualify as a capital lease instead of an operating lease as a result of the term of the lease exceeding 75% of the estimated economic life of the property. The assets and related liabilities of the properties sold were removed from the balance sheet. The leased asset will be included in 'property under capital leases, net' on the condensed consolidated balance sheets. The asset will be amortized over fifteen (15) years - the term of the lease - using the straight-line method. The accounting for the sale leaseback resulted in a gain arising from the sale of three buildings and the related property. The gain has been recognized as a deferred gain which will be recognized over the term of the lease.

The payments under the lease are accounted for as interest and principal payments under the capital lease using a fifteen (15) year amortization. Interest expense recognized for the three months ended June 30, 2016 and 2015 was $559,000 and $552,000, respectively. Amortization expense of $263,000 was recorded in the three months ended June 30, 2016 and 2015 respectively. The gain on sales of real estate amortized over the life of the lease was $42,000 for three months ended June 30, 2016 and June 30, 2015 - which is included in gain on sale of assets in the accompanying condensed consolidated statements of operations.

Interest expense recognized for the six months ended June 30, 2016 and 2015 was $1.1 million. Amortization expense of $527,000 was recorded in the six months ended June 30, 2016 and 2015 respectively. The gain on sales of real estate amortized over the life of the lease was 84,000 for six months ended June 30, 2016 and June 30, 2015. On June 30, 2016 and December 31, 2015 the current portion of the lease totaled $113,000 and $73,000, respectively. The current portion of the capital leases are included in 'other current liabilities' on the condensed consolidated balance sheets.

Other Capital Leases

In addition to the sale leaseback agreement, the Company has various other capital leases. These additional leases resulted from the financing of software, hardware, and office equipment. Multiple new leases were recognized during 2015 in part due to Betterware having numerous capital leases. Amortization expense related to these additional capital leases totaled $54,000 and $108,000 during the three and six months ended June 30, 2016, respectively. On June 30, 2016 and December 31, 2015 the current portion of the other leases totaled $177,000 and $124,000, respectively.

Minimum lease commitments for our capital leases for the years ended December 31, are as follows (in thousands):

2016, remaining portion	$1,299
2017	2,566
2018	2,617
2019	2,651
2020	2,633
Thereafter	25,700
Total minimum lease payments	37,466
Less amount representing interest	(21,125)
Present value of minimum lease payments	$16,341

Contingencies

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company determined to not service the loans related to Tamala L. Longaberger. In connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes. However, it is the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets. As a result of her misconduct, the Company claims it is owed damages in amounts that exceed and therefore offset Ms. Longaberger’s claims. Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action. On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against AEI. On August 9, 2016, the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for December 2016. On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings. As of June 30, 2016, the Company has recorded a liability of $1,000,000 which is included in related party payables on the condensed consolidated balance sheet.

On November 7, 2016, Rachel Longaberger Stuckey (“Plaintiff”) filed a complaint against The Longaberger Company and JRJR33, Inc. (“Defendants”) in the Court of Common Pleas of Franklin County, Ohio.  Plaintiff alleges counts of breach of note, breach of guarantee, unjust enrichment, and promissory estoppel in the amount of damages to be determined at trial, but in excess of twenty five thousand ($25,000) per count.  The note referenced in Plaintiff’s complaint is a March 14, 2013 Promissory Note in the original amount of four million dollars ($4,000,000) executed by Plaintiff’s sister, Tamala Longaberger as the then President of The Longaberger Company.  A formal answer is not yet due in the case, but Defendants will use all available legal and equitable means to defend against these allegations.  The Clerk of the Franklin County Common Pleas Court has make an original trial assignment of November 20, 2017. As of June 30, 2016, the Company has recorded a liability of $2,813,000 of which $2,427,000 is included in long-term debt and $386,000 is included in current portion of long-term debt on the condensed consolidated balance sheet.

The Company has recorded a payable of $609,000 that transpired from an amended tax increment financing agreement that TLC entered into on April 3, 2007 related to the development of the infrastructure surrounding corporate headquarters. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the condensed consolidated balance sheet.

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

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are defending the position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of June 30, 2016 and December 31, 2015 AEI maintained a liability of approximately $500,000, respectively, in accrued liabilities for this disputed amount, which is reflected in the condensed consolidated financial statements.

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. The accrued liability was approximately $1.1 million at June 30, 2016 and December 31, 2015. There can be no assurance that actual results will not materially differ from the Company's estimates.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party payables are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity. Our available for sale securities (Level 1) was $1.2 million and (Level 2) $0 at June 30, 2016 and (Level 1) was $5.3 million and (Level 2) was $0 on December 31, 2015.

The Company measures certain non-financial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. impaired goodwill and property, plant and equipment classified as held for sale). During the fourth quarter of fiscal year 2015, a $3.3 million impairment charge was recorded for the Longaberger facilities held for sale. The facilities held for sale served as the previous corporate headquarters, day care center, and a separate manufacturing site. The fair value of the net assets to be sold was determined using Level 3 inputs utilizing a market participant bid. See additional discussion regarding the Company’s assets held for sale in Note (6) Assets Held for Sale.

The Company recorded goodwill and intangible impairment charges of approximately $0 and $192,000 during the three months ended June 30, 2016 and 2015, respectively. Impairment charges of approximately $191,000 and $192,000 were recorded during the six months ended June 30, 2016 and 2015.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we recorded certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on a nonrecurring basis and are primarily related to write-downs associated with goodwill and other intangible assets.The fair value measurement for goodwill and other intangible assets was developed using significant unobservable inputs (Level 3) utilizing a discounted cash flow model.

The Company has estimated the fair value of our debt and capital lease obligations using Level 2 and Level 3 inputs, and they are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Recorded Amount
Long-term debt, including current portion	$14,704	$15,832
Capital leases, including current portion	16,341	16,529
Total debt and capital lease commitments	$31,045	32,361

Fair Value
Long-term debt, including current portion	$13,676	$14,024
Capital leases, including current portion	$10,385	$10,040
Total debt and capital lease commitments	$24,061	$24,064

(14) Share-Based Compensation Plans

The Company has two cash-settled, share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. The Company classifies the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 5,000 equivalent shares of stock appreciation rights (“SARs”) in 2016 that are measured each reporting period and are recognized pro-rata over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our condensed consolidated balance sheets. Share-based compensation expense related to the SARs during the three and six months ended June 30, 2016 totaled approximately $(2,000) and (10,000), respectively. During the three and six months ended June 30, 2015, the share-based compensation expense related to the SARs totaled $(30,000) and $(1.2) million, respectively. As of June 30, 2016, the unrecognized compensation related to unvested share-based compensation was $17,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015. On September 15, 2016, the shareholders approve an increase to the share issuance to up to 3,500,000 shares of common stock. The 2015 Stock Plan allows for the issuance of up to 3,500,000 shares of common stock to be granted through incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of June 30, 2016, there were approximately 1,200,000 options issued and outstanding under the 2015 Stock Plan.

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

The fair value of all options totaled approximately $784,000 ($0.65 per share) on June 30, 2016 compared to the fair value of $1.2 million ($1.08 per share) on December 31, 2015. During the three and six months ended June 30, 2016, the share-based compensation expense was approximately $50,000 and $56,000. As of June 30, 2016, total unrecognized compensation expense related to unvested share-based compensation was $720,000, which is expected to be recognized over a three-year period.

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

The grant date fair value of each option award and warrant is calculated using a Black-Scholes valuation model, which incorporates the following weighted average assumptions:

	June 30, 2016	December 31, 2015
Stock Options
Weighted average expected volatility	103%	92%
Weighted Average Term (in years)	10	10
Risk-free interest rate	2%	2%
Weighted average forfeiture rate	41%	—%
Weighted average fair value at date of grant	$0.63	$1.08

Warrants
Weighted average expected volatility		69%
Weighted Average Term (in years)		2
Risk-free interest rate		2%
Weighted average fair value at date of grant		$1.24

The following table summarizes stock option activity:

		Weighted Average
	Number	Exercise Price Per Share
Outstanding as of December 31, 2015	1,100,000	$1.27
Granted	1,160,000	1.11
Expired, forfeited, and revoked	(1,060,000)	1.27
Exercised	—	—
Outstanding as of June 30, 2016	1,200,000	1.12
Options exercisable as of June 30, 2016	17,000	1.23
Remaining unvested options outstanding and expected to vest	1,183,000	$1.11

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

On December 3, 2014, the Company entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to our shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During six months ended June 30, 2015, the Company sold 101,083 shares under the agreement and received aggregate net proceeds of approximately $684,000. No shares were sold during the three months ended June 30, 2015 and six months ended June 30, 2016. The Company is no longer eligible to sell stock under the At-the-Market Issuance Sales Agreement and will not be eligible to do so until our shelf registration statement on Form S-3 is available for use.

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

Other Outstanding Warrants

On July 30, 2015, the Company executed an extension on a consulting agreement through July of 2017 in exchange for the issuance of warrants exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The warrant is also exercisable for a ten (10) day period commencing 720 days after issuance. During the three months ended June 30, 2016, a warrant expense of $1,000 was recorded. An expense of $4,000 and $0 has been recognized for the six months ended June 30, 2016 and June 30, 2015, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss ("AOCI") is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive loss before reclassifications	(706)	—	(706)
Amounts reclassified from accumulated other comprehensive income	—	(199)	(199)
Transactions with non-controlling interests	(2)	—	(2)
Balance at December 31, 2015	(580)	(6)	(586)
Other comprehensive income (loss) before reclassifications	(1,469)	5	(1,464)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Transactions with non-controlling interests	(6)	—	(6)
Net other comprehensive loss at June 30, 2016	$(2,055)	$(1)	$(2,056)

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

The potentially dilutive securities that are excluded from the diluted loss per share calculation are summarized as follows (additional shares subject to issuance):

	June 30, 2016	December 31, 2015
Stock options	1,200,000	1,100,000
Warrants	50,000	50,000
Warrants issued in public offering	6,946,875	6,946,875
Convertible notes	375,000	375,000
Shares potentially issuable to Rochon Capital	25,240,676	25,240,676
Total excluded securities	33,812,551	33,712,551

(17) Segment Information

The Company operates four operating segments, three of which are reportable segments, as a direct selling company that sells a wide range of products sold primarily by independent sales force members across many countries around the world. During the three months ended June 30, 2016 and June 30, 2015, respectively, approximately $30.6 million or 84.0% and $25.7 million or 71.4% of our revenue was generated in international markets. During the six months ended June 30, 2016 and June 30, 2015, revenue generated in international markets totaled approximately $58.8 million or 81.1% and $34.8 million or 62.3%, respectively.

The Company has grouped our products into the following four operating segments: gourmet food, nutritional and wellness, home décor and other. Substantially all of our long-lived assets are located in the U.S. Of these four operating segments, gourmet food, home décor, and nutritional and wellness qualify as reportable segments.

The Company has identified three reportable segments as each segment engages in business activities, incurring expenses and producing revenues. The operating results of these segments are regularly reviewed by chief operating decision makers ("CODMs") and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and inter-company, is 10% or more of the combined revenue of all of the operating segments.

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

Segment information, which includes all operating segments, for the three months ended June 30, 2016 and June 30, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$3,587	$25,311	$7,250	$266	$36,414
Gross profit	1,862	12,699	6,125	162	20,848
Operating expenses	2,133	16,372	5,248	1,601	25,354
Gain on sale of marketable securities	—	—	—	(7)	(7)
Interest expense	—	546	12	479	1,037
Income (loss) before income tax provision	$(271)	$(4,219)	$865	$(1,911)	$(5,536)

2015
Revenue	$5,190	$22,459	$7,981	$398	$36,028
Gross profit	3,132	11,232	6,397	246	21,007
Operating expenses	2,889	14,149	6,449	798	24,285
Gain on sale of marketable securities	—	—	—	—	—
Interest expense	(3)	(22)	15	575	565
Income (loss) before income tax provision	$246	$(2,895)	$(67)	$(1,127)	$(3,843)

Segment information, which includes all operating segments, for the six months ended June 30, 2016 and June 30, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$6,514	$51,964	$13,516	$495	$72,489
Gross profit	3,359	25,813	11,095	302	40,569
Operating expenses	4,259	32,919	11,309	3,416	51,903
Gain on sale of marketable securities	—	—	—	(9)	(9)
Interest expense	1	1,112	28	727	1,868
Loss before income tax provision	$(901)	$(8,218)	$(242)	$(3,832)	$(13,193)

2015
Revenue	$7,735	$32,630	$14,757	$784	$55,906
Gross profit	4,388	16,536	11,702	498	33,124
Operating expenses	4,715	20,658	12,284	2,940	40,597
Gain on sale of marketable securities	—	—	—	(192)	(192)
Interest expense	18	168	32	946	1,164
Loss before income tax provision	$(345)	$(4,290)	$(614)	$(3,196)	$(8,445)

The following table shows the total assets for each reportable segment as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016	December 31, 2015
Gourmet food	$1,728	$2,324
Home décor	47,621	53,887
Nutritional and wellness	8,884	9,686
Other	11,214	16,607
Consolidated total assets	$69,447	$82,504

The following table summarizes goodwill for each reportable segment as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016	December 31, 2015
Gourmet food	$1,184	$1,161
Home décor	2,024	2,137
Nutritional and wellness	1,938	1,938
Other	—	191
Consolidated goodwill	$5,146	$5,427

(18) Subsequent Events

On July 8, 2016, the Company received a letter from the NYSE MKT LLC (the "Exchange") stating that the Exchange had accepted the Company’s plan of compliance (the “Plan”) for continued listing relating to the Company’s failure to timely file its March Form 10-Q. On July 8, 2016, the Exchange notified the Company that it has until October 17, 2016 to regain compliance with the continued listing standards of the Company Guide. The Company will be subject to periodic review by the Exchange during the Plan Period.

On August 23, 2016, the Company received a letter from the Exchange stating that the Company did not timely file with the SEC its June Form 10-Q by its requisite deadline. As such, the Company remains non-compliant with Sections 134 and 1101 of the Company Guide.

The Company remains subject to the conditions set forth in the Exchange letter dated May 23, 2016. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards of the Company Guide by the end of the Plan Period could result in the Company being delisted from the Exchange. On October 7, 2016, the Company requested an additional extension to file the June Form 10-Q. The Company received the extension for the June Form 10-Q and the Company was provided an extension to file the June Form 10-Q and September Form 10-Q by December 30, 2016. On November 22, 2016, the Company received a letter from the Exchange notifying the Company that as a result of its failure to timely file its September Form 10-Q that it remained non-compliant with Sections 134 and 1101 of the Company Guide and has again become subject to the procedures and requirements of Section 1009 of the Company Guide.

On September 15, 2016, the Company's stockholders, at the Company's Annual Meeting of Stockholders, approved an amendment to the 2015 Stock Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the 2015 Stock Incentive Plan from 1,500,000 to 3,500,000.

On November 3, 2016, an executive officer was granted options to purchase 150,000 shares of common stock, with an exercise price of $0.87, and vesting as to 33% of the grant on the one, two, and three-year anniversary of the date of the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in our 2015 Form 10-K filed with the SEC on June 28, 2016. This discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act, which involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “will,” and similar expressions. Such forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors and risks, including but not limited to those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under Part I, Item 1A of our 2015 Form 10-K. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of us or our operations and operating results.

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

Each of the three identified reportable segments engage in business activities - producing revenue and incurring expenses. The operating results of these segments are regularly reviewed by chief decision makers and there is discrete financial information available for each unit. Also, the reported revenue of each reportable segment, both external and inter-company, is 10% or more of the combined revenue of all of the operating segments. In prior periods the Company had identified and presented one reportable segment, with revenue broken down into four categories within our segment discussion. However, with the addition of Kleeneze and Betterware, the continued growth of Your Inspiration at Home and anticipated future growth, both organically and through acquisitions, we now view the Company as having four operating segments, three of which are reportable segments as discussed above. As revenues are concentrated within these three reportable segments, our chief operating decision makers now view these segments as appropriate for decision making purposes because they each represent a significant part of our business. The following is a brief description of our three reportable segments.

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

Results of Operations

Revenue (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet food	$3,587	9.9%	$5,190	14.4%	$6,514	9.0%	$7,735	13.8%
Home décor	25,311	69.5%	22,459	62.3%	51,964	71.7%	32,630	58.4%
Nutritional and wellness	7,250	19.9%	7,981	22.2%	13,516	18.6%	14,757	26.4%
Other	266	0.7%	398	1.1%	495	0.7%	784	1.4%
Revenue	$36,414	100.0%	$36,028	100.0%	$72,489	100.0%	$55,906	100.0%

During the three months ended June 30, 2016, revenue for 2016 increased by $386,000, or approximately 1.1%, compared to the prior year. The increase over the prior year is primarily due to the prior year acquisition of Betterware that took place in the fourth quarter of 2015. The increase in revenue overall is offset by a decrease in revenue in the other segments. The revenue during the six months ended June 30, 2016 increased by $16.6 million, or approximately 29.7% compared to the prior year as a result of having a full six months of Kleeneze and Betterware revenue included in 2016.

Gourmet Food

•	The gourmet food segment's revenue decreased by $1.6 million, or 31.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	The gourmet food segment's revenue decreased by $1.2 million, or 16.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•
The decrease in revenue during the three and six months ended June 30, 2016, compared to the prior year, was a result of supply chain issues arising in the Australian market which resulted in lower availability of products.

Home Décor

•
The home décor segment's revenue increased by $2.9 million, or 13.0%, for the three months ended June 30, 2016 compared to the prior year. Betterware, acquired on October 15, 2015, attributed to a revenue increase of $8.1 million compared to the prior year. The remainder of the segment attributed to a revenue decrease of $5.2 million.

•
The home décor segment's revenue increased by $19.3 million, or 59.0%, for the six months ended June 30, 2016 compared to the prior year. Kleeneze and Betterware, both acquired in 2015, attributed to a revenue increase of $25.9 million compared to the prior year. The revenue at Longaberger declined $6.3 million, or 36% compared to the prior year. Longaberger's revenue has been declining since 2000 when it recorded revenue of over $1.0 billion. Over the years, Longaberger has tried to change its compensation plan and product categories to no avail. The Company believes that an aging sales force and a saturated market are currently the primary reasons for the decline.

Nutritional and Wellness

•
The nutritional and wellness segment's revenue decreased by $731,000, or 9.0%, compared to the three months ended June 30, 2015. The decline is primarily driven by the revenue declines in Russia, Thailand, and many of the secondary markets. The Europe market performed similar to the prior year. In the second quarter, the Company faced supply chain issues which decreased the availability of products.

•
The nutritional and wellness segment's revenue decreased by $1.2 million, or 8.0%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decline is primarily driven by the negative impacts of foreign exchange in many of Agel's markets including Russia as well as revenue declines in some key markets such as Europe and Russia. The Company has made many changes to the leadership structure in Agel over the course of the year which resulted in a new CEO and a change to many of the sales development leaders in the Company. In addition, the Company had supply chain issues that decreased the availability of products. These changes may have negatively impacted our revenue during the six months ended June 30, 2016.

Geographic Revenue

•	For the quarter ended June 30, 2016 and June 30, 2015, respectively, approximately $30.6 million, or 84.0% of revenue, and $25.7 million, or 71.4% of revenue, was generated in international markets.

•
For the six months ended June 30, 2016 and June 30, 2015, respectively, approximately $58.8 million, or 81.1% of revenue, and $34.8 million, or 62.3% of revenue, was generated in international markets.

•	The home décor segment contributed the most to the increase of revenue generated in international markets for the three and six months ended June 30, 2016, compared to the prior year.

Gross profit (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue
Gourmet food	$1,862	51.9%	$3,132	60.3%	$3,359	51.6%	$4,388	56.7%
Home décor	12,699	50.2%	11,232	50.0%	25,813	49.7%	16,536	50.7%
Nutritional and wellness	6,125	84.5%	6,397	80.2%	11,095	82.1%	11,702	79.3%
Other	162	60.9%	246	61.8%	302	61.0%	498	63.5%
Gross profit	$20,848	57.3%	$21,007	58.3%	$40,569	56.0%	$33,124	59.2%

During the three months ended June 30, 2016, gross profit decreased $159,000, or 0.8%, compared to the prior year. For the quarter ended June 30, 2016, gross profit margins decreased to 57.3% from 58.3% exhibited during the quarter ended June 30, 2015. During the six months ended June 30, 2016, gross profit increased by $7.4 million, or 22.5%, compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, gross profit margins decreased to 56.0% compared to the prior year percentage of 59.2%.

Gourmet Food

•
During the three months ended June 30, 2016, the gourmet food segment's gross profit decreased by $1.3 million, or 41.0%, compared to the same period the prior year. The gross profit margin decreased from 60.3% in 2015 to 51.9% in 2016. The program costs and discounts increased significantly in Australia as the Company was trying to spur revenue in the market which resulted in a decreased gross profit margin.

•
During the six months ended June 30, 2016, the gourmet food segment's gross profit decreased by $1.0 million, or 23.0%, compared to the same period the prior year. The gross profit margin decreased from 56.7% in 2015 to 51.6% in 2016. The decrease in the gross profit margin is a result of cost of sales increasing from 21.4% to 25.6% as a result of the material cost increasing.

Home Décor

•
The home décor segment's gross profit improved by $1.5 million, or 13.0%, for three months ended June 30, 2016 compared to the prior year mostly due to the acquisition of Betterware. The gross profit margin for the home décor segment stayed consistent with last year.

•
The home décor segment's gross profit improved by $9.3 million, or 56.1%, for the quarter ended June 30, 2016 compared to the prior year mostly due to the acquisition of Kleeneze and Betterware. Due to the new acquisitions having lower gross profit margins, the gross profit margin for the home décor segment fell to 49.7% compared to 50.7% the prior year.

Nutritional and Wellness

•
The nutritional and wellness segment's gross profit decreased by $272,000, or 4.0%, compared to the three months ended June 30, 2015. The gross profit margin improved to 84.5% compared to 80.2% for the three months ended June 30, 2015.

•
The nutritional and wellness segment's gross profit decreased by $607,000, or 5.0%, compared to the six months ended June 30, 2015. The gross profit margin improved to 82.1% compared to 79.3% for the six months ended June 30, 2015.

•	The gross profit margin improved over the prior year due to lower freight costs experienced by the company in 2016.

Operating expenses (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total
Gourmet food	$2,133	8.4%	$2,889	11.9%	$4,259	8.2%	$4,715	11.6%
Home décor	16,372	64.6%	14,149	58.2%	32,919	63.4%	20,658	50.9%
Nutritional and wellness	5,248	20.7%	6,449	26.6%	11,309	21.8%	12,284	30.3%
Other	1,601	6.3%	798	3.3%	3,416	6.6%	2,940	7.2%
Operating Expenses	$25,354	100.0%	$24,285	100.0%	$51,903	100.0%	$40,597	100.0%

For the quarter ended June 30, 2016, operating expenses increased by $1.1 million, or 4.4%, compared to the three months ended June 30, 2015. The operating loss increased by $1.2 million for the quarter ended June 30, 2016 compared to the prior year. For the six months ended June 30, 2016, operating expenses increased by $11.3 million, or 27.8%, compared to the prior year. The operating loss increased by $3.9 million for the six months ended June 30, 2016 compared to the prior year.

Gourmet Food

•	The gourmet food segment's operating expenses decreased by $756,000, or 26.0%, for the three months ended June 30, 2016 compared to the prior year.

•	During the six months ended June 30, 2016, the gourmet food segment's operating expenses decreased by $457,000, or 10.0%, compared to the prior year.

•
Over the last year, the business had to be scaled with the revenue resulting in higher operating expenses. Due to an unexpected revenue downturn during the second quarter, the Company was not able to scale the operating expenses to revenue which resulted in operating expenses as a percent of revenue increasing significantly over the prior year.

Home Décor

•
During the three months ended June 30, 2016, the home décor segment's operating expenses increased by $2.2 million, or 16.0%, compared to the prior year. The addition of Betterware increased the operating expenses by $4.2 million during the quarter ended June 30, 2016. The increase in operating expenses is partially offset by the decrease of expenses at Longaberger of approximately $1.8 million related to cost reduction initiatives such as reducing payroll and general operating expenses.

•
During the six months ended June 30, 2016, the home décor segment's operating expenses increased by $12.3 million, or 59.4%, compared to the prior year in large part due to the acquisitions of Kleeneze and Betterware. $15.0 million of the increase is attributable to the acquisitions. The increase in operating expenses is partially offset by the decrease of expenditures at Longaberger of approximately $2.6 million related to cost reduction initiatives such as reducing payroll and general operating expenses.

Nutritional and Wellness

•	During the three months ended June 30, 2016, the nutritional and wellness segment's operating expenses decreased by $1,201,000, or 19.0% compared to the prior year.

•	During the six months ended June 30, 2016, the nutritional and wellness segment's operating expenses decreased by $975,000, or 8.0% compared to the prior year.

•	Similar to Longaberger, the Company has initiated cost reduction initiatives to reduce payroll and general operating expenses.

Other Income and Expenses

Gain/loss on sale of marketable securities

At June 30, 2016 and June 30, 2015, the fair value of the fixed income securities totaled approximately $1.2 million and $5.3 million, respectively. Realized gains from the sale of marketable securities totaled $7,000 and $9,000 during the three and six months ended June 30, 2016, respectively. Realized gains from the sale of marketable securities totaled $0 and $192,000 during the three and six months ended June 30, 2015, respectively. Since the securities are Level 1 securities, they are estimated based on quoted prices in the active markets.

Interest expense, net

During the three and six months ended June 30, 2016 the interest expense totaled $1.0 million and $1.9 million, respectively. During the three and six months ended June 30, 2015, the interest expense totaled $565,000 and $1.2 million, respectively. The interest expense has increased compared to last year as a result of the debt issued and assumed in connection with the Betterware and Kleeneze acquisitions and the issuance of convertible debt during 2015.

Income tax provision

During the three and six months ended June 30, 2016 the income tax provision totaled $334,000 and $410,000, respectively. During the three and six months ended June 30, 2015, the income tax provision totaled $195,000 and $386,000, respectively. The income tax provision increased by $139,000 for the quarter ended June 30, 2016, compared to the prior year. The income tax provision increased by $24,000 for the six months ended June 30, 2016, compared to the prior year. The Company has taxable income due to the Company having significant taxable income in connection with its foreign operations.

Net loss attributable to non-controlling interest

During the three and six months ended June 30, 2016 the net loss attributable to non-controlling interest totaled $1.3 million and $2.2 million, respectively. During the three and six months ended June 30, 2015, the net loss attributable to non-controlling interest totaled $1.0 million and $1.7 million, respectively. The net loss attributable to non-controlling interest increased by $237,000 for the quarter ended June 30, 2016, compared to the prior year. The net loss attributable to non-controlling interest increased by $530,000 for the six months ended June 30, 2016, compared to the prior year. The increase is a result of TLC having a larger loss during the three and six months ended June 30, 2016 compared to the prior year.

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

Other EBITDA Adjustments

Other EBITDA adjustments include stock compensation expenses, non-cash compensation, deferred rent, inventory write-off adjustments, gains/losses in relation to the sale of an asset, asset impairment costs such as goodwill or other identifiable intangible impairment, asset fair value adjustments, and debt forgiveness expenses. The CODMs believe that these expenses should be included as an EBITDA adjustment as they are typically non-cash adjustments.

Net Loss to Adjusted EBITDA (Losses) Reconciliation

The following table presents a reconciliation of Net Loss to EBITDA (losses) and Adjusted EBITDA (losses) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,870)	$(4,038)	$(13,603)	$(8,831)
Interest, net	1,037	565	1,868	1,164
Income tax expense	334	195	410	386
Depreciation and amortization	837	633	1,649	1,053
EBITDA (losses)	(3,662)	(2,645)	(9,676)	(6,228)
Capital market expenses	107	361	243	835
M&A expenses	432	312	825	642
M&A infrastructure expense	614	778	1,289	1,497
Other EBITDA Adjustments	134	223	1,013	(887)
Adjusted EBITDA (losses)	$(2,375)	$(971)	$(6,306)	$(4,141)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the three months ended June 30, 2016 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Earnings (loss) before income tax provision	$(271)	$(4,219)	$865	$(1,911)	$(5,536)
Interest, net	—	546	12	479	1,037
Depreciation and amortization	3	644	25	165	837
EBITDA (losses)	(268)	(3,029)	902	(1,267)	(3,662)
Capital market expenses	—	—	—	107	107
M&A expenses	91	300	—	41	432
M&A infrastructure expense	—	—	—	614	614
Other EBITDA Adjustments	—	(70)	(1)	205	134
Adjusted EBITDA (losses)	$(177)	$(2,799)	$901	$(300)	$(2,375)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the three months ended June 30, 2015 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Loss before income tax provision	$246	$(2,895)	$(67)	$(1,127)	$(3,843)
Interest, net	(3)	(22)	15	575	565
Depreciation and amortization	—	506	31	96	633
EBITDA (losses)	243	(2,411)	(21)	(456)	(2,645)
Capital market expenses	—	—	—	361	361
M&A expenses	124	170	—	18	312
M&A infrastructure expense	—	—	—	778	778
Other EBITDA Adjustments	—	(52)	(7)	282	223
Adjusted EBITDA (losses)	$367	$(2,293)	$(28)	$983	$(971)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the six months ended June 30, 2016 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Earnings (loss) before income tax provision	$(901)	$(8,218)	$(242)	$(3,832)	$(13,193)
Interest, net	1	1,112	28	727	1,868
Depreciation and amortization	6	1,283	57	303	1,649
EBITDA (losses)	(894)	(5,823)	(157)	(2,802)	(9,676)
Capital market expenses	—	—	—	243	243
M&A expenses	176	566	—	83	825
M&A infrastructure expense	—	—	—	1,289	1,289
Other EBITDA Adjustments	—	(117)	(3)	1,133	1,013
Adjusted EBITDA (losses)	$(718)	$(5,374)	$(160)	$(54)	$(6,306)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the six months ended June 30, 2015 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Loss before income tax provision	$(345)	$(4,290)	$(614)	$(3,196)	$(8,445)
Interest, net	18	168	32	946	1,164
Depreciation and amortization	—	1,401	(103)	(245)	1,053
EBITDA (losses)	(327)	(2,721)	(685)	(2,495)	(6,228)
Capital market expenses	—	—	—	835	835
M&A expenses	217	169	—	256	642
M&A infrastructure expense	—	—	—	1,497	1,497
Other EBITDA Adjustments	—	(372)	(272)	(243)	(887)
Adjusted EBITDA (losses)	$(110)	$(2,924)	$(957)	$(150)	$(4,141)

For the quarter ended June 30, 2016, EBITDA (losses) increased by $1.0 million, or 38%, compared to the prior year. For the six months ended June 30, 2016, EBITDA (losses) increased by $3.4 million, or 55%, compared to the six months ended June 30, 2015. For the quarter ended June 30, 2016, Adjusted EBITDA (losses) increased $1.4 million, or 145%, compared to the quarter ended June 30, 2015. For the six months ended June 30, 2016, EBITDA (losses) increased by $2.2 million, or 52%, compared to the six months ended June 30, 2015.

Gourmet Food

•
For the quarter ended June 30, 2016, the gourmet food segment's EBITDA decreased $511,000 from the prior year, or 210.0%, to $(268,000) and the Adjusted EBITDA decreased to $(177,000), a change of $544,000, or 148.0%. The decrease to EBITDA and Adjusted EBITDA was a result of the change in losses mentioned above as well as a increase in interest and depreciation of $6,000 from prior year and a decrease of $33,000 in M&A related expenses during the same time period for a total impact of $(27,000) on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

•
For the six months ended June 30, 2016, the gourmet food segment's EBITDA (losses) increased $567,000 from the prior year, or 173.0%, to $(894,000) and the Adjusted EBITDA (losses) increased to $(718,000), a change of $608,000, or 553.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $11,000 from prior year and a decrease of $41,000 in M&A related expenses during the same time period for a total impact of $(52,000) on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

Home Décor

•
For the quarter ended June 30, 2016, the home décor segment's EBITDA (losses) increased $618,000 from the prior year, or 26%, to $(3.0) million and the Adjusted EBITDA (losses) increased to $(2.8) million, a change of $506,000, or 22.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a increase in interest and depreciation of $706,000 from prior year, a decrease of $130,000 in M&A related expenses that - incurred as a result of a service level agreement with the prior owners of Kleeneze - during the same time period, and a decrease of $18,000 in other EBITDA adjustments as a result of more gains from asset sales compared to last year for a total impact of $818,000 on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

•
For the six months ended June 30, 2016, the home décor segment's EBITDA (losses) increased $3.1 million from the prior year, or 114.0%, to $(5.8) million and the Adjusted EBITDA (losses) increased to $(5.4) million, a change of $2.5 million, or 84.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $826,000 from prior year and a decrease of $397,000 in M&A related expenses that - incurred as a result of a service level agreement with the prior owners of Kleeneze - during the same time period, and a decrease of $255,000 in other EBITDA adjustments as primarily as a result of more share based compensation compared to last year for a total impact of $1.5 million on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

Nutritional and Wellness

•
For the quarter ended June 30, 2016, the nutritional and wellness segment's EBITDA (losses) improved from $(21,000) in the prior year to $902,000. The Adjusted EBITDA (losses) improved to $901,000 from a $(28,000) loss in the prior year. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $9,000 from prior year and an increase of $6,000 in other EBITDA adjustments mostly as a result of the asset impairment for a total impact of $(3,000) on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

•
For the six months ended June 30, 2016, the nutritional and wellness segment's EBITDA (losses) improved $528,000 from the prior year, or 77%, to $(157,000) and the Adjusted EBITDA (losses) improved to $(160,000), a change of $797,000, or 83%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a increase in interest and depreciation of $156,000 from prior year and an increase of $0.3 million in other EBITDA adjustments mostly as a result of the asset impairment for a total impact of $0.4 million on Adjusted EBITDA (losses) in the three months ended June 30, 2016.

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

Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $3.4 million as of June 30, 2016, a decrease of $8.3 million from December 31, 2015, primarily due to the net loss that the Company has operated with during that time.

The Company also continues the disposal of buildings and land that are not used by our operating companies or core to our go-forward business strategy. Land and building sales of this kind in 2016 totaled $141,000, which was a contribution of cash to ongoing working capital needs. While the majority of our excess buildings and land has been sold, the Company believes there is still an opportunity to generate incremental cash from future disposals of this kind.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2016, the Company had an accumulated deficit of approximately $56.6 million and recurring losses from operations. The Company also had negative working capital of approximately $15.4 million and debt with maturities of approximately $14.7 million as of June 30, 2016.

The Company intends to fund operations through raising additional capital through debt financing, increased sales, and reduced operating expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements over the course of the next twelve months from the filing date of this Form 10-Q.

The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt as well as potentially refinancing the debt. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

•	The Company is seeking to renegotiate and potentially refinance existing debt.

•	The Company is seeking investment capital.

•	The Company is aggressively targeting new distributors and looking to expand into new markets with our more successful companies.

•	The Company is seeking to reduce excess inventory to improve working capital.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 decreased to $5.9 million, as compared to net cash used in operating activities of $6.4 million for the six months ended June 30, 2015. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss of $(13.6) million for non-cash items of $3.8 million and changes in working capital of $3.9 million. The changes in working capital were primarily due to an increase in accounts receivable and inventory offset by a decrease in accrued liabilities.

Cash Provided by Investing Activities

Net cash provided from investing activities for the six months ended June 30, 2016 increased by $15.5 million to $4.2 million, as compared to a net cash used in investing activities of $11.3 million for the six months ended June 30, 2015.

For the six months ended June 30, 2016 the Company generated proceeds of $4.1 million from the net sale of marketable securities compared to proceeds of $5.0 million from the net purchase of marketable securities during the six months ended June 30, 2015. For the six months ended June 30, 2015, the Company used cash of $2.9 million as collateral on a loan and $3.1 million for acquisitions.

Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 decreased by $21.7 million to $667,000 for the six months ended June 30, 2016, compared to the net cash provided from financing activities of $21.0 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016 and June 30, 2015, the Company made payments of $941,000 and $471,000, respectively, on principal payments of debt. During the six months ended June 30, 2015, the Company borrowed $3.1 million to use as proceeds for the acquisition of Kleeneze. Through the issuance of common stock and warrants in a public offering consummated in March 2015, the Company raised net proceeds of approximately $18.4 million. For the six months ended June 30, 2016 and June 30, 2015, the company raised net proceeds of $274,000 and $18.4 million.

Public Offerings

See Note (15), Stockholder's Equity and Non-controlling Interest to our condensed consolidated financial statements included in this report, for the details on the March 4, 2015 equity raise and warrant issuances.

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
The Company has not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment to meet the financial reporting requirements of a publicly traded company with international operations. The result of the lack of sufficient accounting personnel has led to the following issues related to internal control over financial reporting:

◦	Management estimates were not performed with the structure and rigor necessary to result in quality estimate that need for fairly presented financial information.

◦	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made 8 months later.

◦	Management has made significant adjustments for material errors resulting from the review of the quarterly financial statements.

◦	Management has made significant adjustments for material errors resulting from the audit of the annual financial statements.

◦	Management has made significant disclosure remediation and adjustments to the financial statements resulting from the quarterly review and annual audits.

◦	The Company has incurred substantial delays in completing its audit and filing with the SEC of its 2015 Form 10-K, its March Quarterly Report, this Form 10-Q, and its September Form 10-Q.

◦	The Company has incurred breaches to covenants to its debt agreements due to the delays in missing its filing requirements.

•	Consolidation Process
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
Certain companies within the Company accept its inventory upon the shipment of products (FOB Shipping Point). However, the Company does not account for the receipt of inventory until it has been received. Accordingly, the Company does not maintain appropriate controls around its inventory management system.

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

During the fiscal quarter ended June 30, 2016, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has recorded a payable of $609,000 related to an amended tax increment financing agreement that TLC entered into on April 3, 2007. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the balance sheet.

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

During the second quarter of 2014, AEI paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected AEI’s European operations. Additionally, AEI has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of June 30, 2016 AEI maintained a liability of approximately $0.5 million in accrued liabilities for this disputed amount, which is reflected in our 2016 condensed financial statements.

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

Below, the Company is providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, provide additional disclosure for these supplemental risks and are incorporated herein by reference.

We have suffered operating losses since inception and we may not be able to achieve profitability.

The Company had an accumulated deficit of $(56.6) million as of June 30, 2016 and $(45.3) million as of December 31, 2015. Net losses attributable to JRjr33 totaled $(11.4) million for the six months ended June 30, 2016 and $(7.1) million for the six months ended June 30, 2015. The Company expects to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, the Company is sustaining operating and net losses, and it is possible that the Company will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

The Company has been notified by the Exchange that our common stock listing on the Exchange could be suspended or terminated on or after October 17, 2016 if the Company has not filed all of our outstanding periodic reports with SEC by that date. On April 15, 2016, July 8, 2016, August 23, 2016, and November 22, 2016, the Company received notifications from the Exchange that our failure to timely file our 2015 Form 10-K, March Form 10-Q, June Form 10-Q, and September Form 10-Q resulted in us being subject to the procedures and requirements of Section 1009 of the Company Guide and the Company was advised that in order to maintain our listing on the Exchange, the Company was required to submit to the Exchange a plan detailing actions the Company has taken, or would take, that would bring us into compliance with the continued listing standards by December 30, 2016.

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

Our failure to timely file with the SEC the 2015 Form 10-K, the March Form 10-Q, the June Form 10-Q, and the September Form 10-Q is an event of default under our senior secured note with Dominion. Dominion has agreed to waive each such event of default provided that the Company issues Dominion 50,000 shares of our common stock for each ten (10) business days that each filing is late. In addition, Dominion has provided a waiver such that the failure to comply with any other covenant set forth in Section 14 of the Note would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required; provided that the Company issues to Dominion 100,000 shares of its common stock; provided that such waiver shall not apply to any compliance failures that occur after January 1, 2017. The Company has cured our default with respect to the untimely filing of our 2015 Form 10-K and the filing of the March Quarterly Report and after the filing of this Quarterly Report, the Company will have cured our default with respect to the untimely filing of our June 30, 2016 Form 10-Q, however, we are still in default with respect to our late filing of our September 30, 2016 Form 10-Q. If the Company should fail to issue the common stock to Dominion required beyond the date of filing of our June Form 10-Q as the waiver require, the loan would be in default and Dominion could call the Note making it immediately due and payable. To date, the Company has issued 1,150,000 shares of common stock to Dominion for such failure to timely file these reports with the SEC.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of June 30, 2016 and December 31, 2015, the Company had approximately $1.2 million and $5.3 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither June 30, 2016 nor December 31, 2015 did the Company have any investments in equity securities. However, the Company has from time to time and may in the future invest in equity securities. During the six months ended June 30, 2016, the Company realized a gain on marketable securities of $7,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing. Any such additional funding may not be available or may only be available on unfavorable terms. As a result, we may find it necessary to significantly scale back our operations and/or discontinue many of our activities, which could negatively affect our business and prospects. In addition, our failure to timely file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, precludes us from being able to register our securities on a registration statement on Form S-3 for a one year period from the filing due date of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which will make it more difficult and expensive for us to register our common stock and attract additional capital. Therefore, without S-3 eligibility it will be unlikely that any warrant holders from our recent offering will pay cash if they effectuate their exercise within the next year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued to Dominion Capital

In connection with the failure to timely file the Company’s 2015 Form 10-K, the March Form 10-Q and the June Form 10-Q the Company has issued 1,150,000 shares of common stock in 2016 to Dominion.

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

JRjr33, Inc.
(Registrant)

Date:	December 6, 2016	By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	December 6, 2016	By:	/s/ John P. Walker

John P. Walker
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)