Form 10-Q
period 2016-09-30
JRjr33, Inc.
filed 2016-12-30
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended September 30, 2016
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

As of December 30, 2016, 39,380,586 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Jrjr33, Inc.

PART I. Financial Information
Item 1.    Financial Statement

JRjr33, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,872	$6,482
Marketable securities	832	5,306
Accounts receivable, net	5,079	4,828
Inventory, net	19,162	20,799
Other current assets	4,055	2,303
Total current assets	31,000	39,718
Assets held for sale	998	1,111
Restricted cash	—	2,857
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	3,382	5,387
Property under capital leases, net	14,217	14,654
Goodwill	5,076	5,427
Intangibles, net	7,637	8,801
Other assets	37	135
Total assets	$66,761	$82,504
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,298	$15,937
Related party payables	1,936	1,605
Accrued commissions	4,660	3,033
Accrued liabilities	8,562	7,303
Deferred revenue	4,351	2,307
Taxes payable	6,440	4,830
Current portion of long-term debt	9,853	3,048
Other current liabilities	1,041	777
Total current liabilities	53,141	38,840
Deferred tax liability	795	744
Long-term debt, less current portion	4,381	12,784
Capital lease obligation, less current portion	15,943	16,332
Other long-term liabilities	2,836	2,864
Total liabilities	77,096	71,564
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized; -0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 36,863,719 and 35,718,279 shares issued and outstanding, at September 30, 2016 and at December 31, 2015, respectively	4	4
Additional paid-in capital	60,102	58,837
Accumulated other comprehensive loss	(3,661)	(586)
Accumulated deficit	(61,340)	(45,255)
Total stockholders’ equity attributable to JRjr33, Inc.	(4,895)	13,000
Stockholders’ equity attributable to non-controlling interest	(5,440)	(2,060)
Total stockholders’ equity	(10,335)	10,940
Total liabilities and stockholders’ equity	$66,761	$82,504
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per common share data)	2016	2015	2016	2015
Revenue	$34,100	$36,954	$106,589	$91,915
Program costs and discounts	(5,603)	(5,838)	(17,796)	(12,141)
Net revenues	28,497	31,116	88,793	79,774
Costs of sales	9,107	9,727	28,833	23,985
Gross profit	19,390	21,389	59,960	55,789
Distributor expense	8,718	10,205	27,373	27,541
Selling expense	4,033	3,861	13,284	10,331
General and administrative expense	9,467	10,249	31,969	27,351
Share based compensation expense	58	1,087	107	(109)
Depreciation and amortization	640	920	2,007	2,228
Gain on sale of assets	599	(532)	487	(615)
Impairment of goodwill	—	—	191	192
Operating loss	(4,125)	(4,401)	(15,458)	(11,130)
Loss (gain) on sale of marketable securities	(3)	2	(12)	9
Gain on acquisition of a business	—	—	—	(2,819)
Interest expense, net	1,554	564	3,422	1,906
Loss before income tax provision	(5,676)	(4,967)	(18,868)	(10,226)
Income tax provision (benefit)	194	(29)	605	356
Net loss	(5,870)	(4,938)	(19,473)	(10,582)
Net loss attributable to non-controlling interest	1,172	1,043	3,388	2,935
Net loss attributable to JRjr33, Inc.	$(4,698)	$(3,895)	$(16,085)	$(7,647)
Basic and diluted loss per share:
Weighted average common shares outstanding	36,322,360	34,367,095	35,996,384	32,842,579
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.13)	$(0.11)	$(0.45)	$(0.23)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss before allocation to non-controlling interests	$(5,870)	$(4,938)	$(19,473)	$(10,582)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain	(1,604)	(62)	(3,073)	(215)
Unrealized holding gain (loss) arising during the period	1	(7)	6	(1)
Other comprehensive gain (loss) before allocation to non-controlling interests	(1,603)	(69)	(3,067)	(216)

Comprehensive loss before allocation to non-controlling interests	$(7,473)	$(5,007)	$(22,540)	$(10,798)
Less: Comprehensive loss attributable to non-controlling interests	1,172	1,043	3,388	2,935
Comprehensive loss attributable to JRjr33, Inc.	$(6,301)	$(3,964)	$(19,152)	$(7,863)
See accompanying notes.

JRjr33, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating activities:
Net loss	$(19,473)	$(10,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of business acquisitions:
Depreciation and amortization	2,430	2,228
Loss (gain) on sale of marketable securities	(12)	9
Share based compensation expense	107	(109)
Non-cash compensation	884	—
Share based payments	1,151	—
Provision for doubtful accounts	511	420
Provision for obsolete inventory	—	261
Loss (gain) on sale of assets	487	(615)
Deferred income tax	114	109
Impairment of goodwill	191	192
Gain on acquisition of a business	—	(2,819)
Amortization of debt discount	590	—
Deferred rent amortization	106	—
Forgiveness of receivable	174	—
Changes in certain assets and liabilities:
Accounts receivable	(825)	(972)
Inventory	327	(1,469)
Other current assets	630	520
Accounts payable	1,185	(38)
Related party payables	331	446
Accrued commissions	1,794	1,216
Accrued liabilities	817	3,485
Deferred revenue	2,016	2,312
Taxes payable	1,899	(1,374)
Other liabilities	172	(2,217)
Net cash used in operating activities	(4,394)	(8,997)
Investing activities:
Capital expenditures	(437)	(1,403)
Proceeds from the sale of property, plant and equipment	327	1,171
Purchases of marketable securities	(405)	(18,876)
Proceeds from sales of marketable securities	4,896	16,319
Proceeds from note receivable	—	3
Deposit of restricted cash collateral	—	(2,953)
Acquisitions, net of cash purchased	—	(3,231)
Net cash (used in) provided by investing activities	4,381	(8,970)
Financing activities:
Borrowings on long-term debt	—	3,077
Payments on long-term debt	(1,358)	(704)
Stock issuances	9	18,357
Net cash (used in) provided by financing activities	(1,349)	20,730

Effect of exchange rate changes on cash and cash equivalents	(3,248)	62
Increase (decrease) in cash and cash equivalents	(4,610)	2,825
Cash and cash equivalents at beginning of period	6,482	2,606
Cash and cash equivalents at end of period	$1,872	$5,431

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,188	$1,787
Income taxes	490	1,781

See accompanying notes.

JRjr33, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) General

JRjr33, Inc. ("JRJR" or "the Company", and together with the Company's consolidated subsidiaries, "we", "us" and "our") was incorporated under the laws of Florida. The Company changed its name to JRjr33, Inc. on March 7, 2016 and began doing business as JRjr Networks, using the stock symbol JRJR on January 28, 2016.

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2016, the Company had an accumulated deficit of approximately $61.3 million and recurring losses from operations. The Company also had negative working capital of approximately $22.1 million and debt of approximately $14.2 million as of September 30, 2016.

The Company intends to fund operations through raising additional capital through debt financing and increased sales. In addition, the Company intends to continue to reduce operating expenses. We cannot provide any assurance that we can obtain the required funding, or that if obtained it will be sufficient to fund the Company's capital expenditures, working capital or other cash requirements over the course of the next twelve months from the filing date of this Form 10-Q.

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

(2) Summary of Significant Accounting Policies

Consolidation

The Company consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where the Company has determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of September 30, 2016, the non-controlling interest consisted of minority shareholder interests in TLC, MSK, and certain international subsidiaries of Agel. All inter-company balances and transactions have been eliminated in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared with those disclosed in the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain amounts in the condensed consolidated financial statements included in our Form 10-Q for the quarter ended September 30, 2015 have been reclassified to conform to current period's presentation. The Company has reclassified select expenditures to show a consistent presentation as well as changing the presentation on the condensed consolidated statement of operations to show selling expense separate from general and administrative expense. In addition, reclassifications between program costs and discounts, cost of sales, distributor expenses, selling expenses, and general and administrative expenses were made to improve the comparability of the statements. None of the adjustments had any effect on the prior period net loss.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of ninety days or less. The Company maintains cash primarily with multinational banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. The insured limit of $250,000 was not exceeded by any individual FDIC insured account at the end of September 30, 2016 and December 31, 2015, respectively. The Company has not incurred any losses related to these deposits.

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

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents the estimated net realizable value. The Company determines the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed not collectible are written off against the allowance. The Company has recorded an allowance for doubtful accounts of approximately $2.4 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively.

Inventory

All inventories are stated at the lower of cost or realizable values. Cost of inventories are determined on a first-in, first-out (FIFO) basis. The Company records provisions for obsolete, excess, and unmarketable inventory in cost of goods sold.

Assets Held for Sale

The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. See additional discussion regarding the Company’s assets held for sale in Note (6), Assets Held for Sale.

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

At September 30, 2016, the useful lives used for depreciation and amortization were as follows:

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

Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. The Company maintains a full valuation allowance for domestic and foreign deferred tax assets, including net operating loss carry-forwards and tax credits. The Company records income tax positions, including those that are uncertain, based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. Penalties and interest related to tax are recorded as general and administrative expenses.

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

Subsidiary	Functional Currency	Reporting Currency
Happenings Communications Group, Inc.	USD	USD
The Longaberger Company	USD	USD
Your Inspiration At Home Pty Ltd.	AUD	USD
CVSL TBT LLC	USD	USD
Agel Enterprises Inc.	USD	USD
My Secret Kitchen, Ltd.	GBP	USD
Paperly, Inc.	USD	USD
Uppercase Acquisition, Inc.	USD	USD
Kleeneze Ltd.	GBP	USD
Betterware Ltd.	GBP	USD

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments - primarily via credit card - for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers which are remitted to governmental authorities. Payments received for undelivered products are recorded as deferred revenue and are included in current liabilities on the Company’s condensed consolidated balance sheets. Certain incentives offered on the sale of our products, including sales discounts, described in the paragraph below, are classified as program costs and discounts. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. For the three months ended September 30, 2016 and September 30, 2015, the provision for sales returns totaled approximately $369,000 and $197,000. For the nine months ended September 30, 2016 and September 30, 2015, the provision for sales returns totaled approximately $769,000 and $637,000, respectively.

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

Interest Expense

Interest on outstanding borrowings and other finance costs directly related to borrowings are expensed as incurred. Interest expense includes interest on debt, discounts on loans, penalties on loans, amortization of finance charges, and interest income which is shown net of the expense.

Basic and Diluted Loss Per Share

The computation of basic earnings (loss) per common share is based upon the weighted average number of shares outstanding in accordance with current accounting guidance.

Outstanding stock options and warrants, and convertible notes, are not included in the computation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and therefore, the effect would be anti-dilutive.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016 (Fiscal 2017). Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

Upon conclusion of the purchase price allocation in the third quarter of 2015, the Company realized a $3.6 million gain on the acquisition, which was recorded to 'Gain on acquisition of a business' in the condensed consolidated statement of operations. A $750,000 deferred tax expense was included in conjunction with the gain on acquisition. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition. Starting in 2015, changes to the purchase accounting are not shown retroactively in the condensed consolidated financial statements.

Pro-forma Condensed Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's condensed financial results for the three and nine months ended September 30, 2015 as if the Betterware and Kleeneze acquisitions had occurred as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenue	$46,132	$135,667
Net loss	(4,826)	(10,680)
Net loss attributable to JRjr33, Inc.	(3,783)	(7,745)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.11)	$(0.24)

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

•	The pro-forma results above exclude the transaction costs related to the acquisitions.

(4) Marketable Securities

Our marketable securities as of September 30, 2016 included fixed income investments classified as available for sale. At September 30, 2016 and December 31, 2015, the fair value of the fixed income securities totaled approximately $832,000 and $5.3 million, respectively.

The following is a summary of available-for-sale securities as of the end of the periods presented (in thousands)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2015
Mutual Funds	$5,312	$—	$(6)	$5,306

Balance at September 30, 2016
Mutual Funds	$832	$—	$—	$832

Purchases of marketable securities during the nine months ended September 30, 2016 and September 30, 2015 totaled $405,000 and $18.9 million, respectively. The proceeds from the sale of marketable securities totaled $4.9 million and $16.3 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.

The realized gains arising during the three and nine months ended September 30, 2016 totaled $3,000 and $12,000, respectively. The Company incurred unrealized holding gains on investments of $1,000 and $6,000 during the three and nine months ended September 30, 2016, respectively.

The realized gains (losses) arising during the three and nine months ended September 30, 2015 totaled $(2,000) and $(9,000), respectively. The Company incurred unrealized holding gains (losses) on investments of $(7,000) and $(1,000) during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016 our marketable securities investments had an effective maturity of 0.8 years and an average effective duration of 0.14 years. The majority of our marketable securities are invested in investment-grade corporate bonds.

(5) Inventory

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw material and supplies	$2,419	$3,165
Work in process	348	221
Finished goods	18,519	20,164
Inventory, gross	21,286	23,550
Inventory reserve	(2,124)	(2,751)
Inventory, net	$19,162	$20,799

(6) Assets Held for Sale

In the fiscal year 2015, the Company began actively marketing several of Longaberger's excess facilities. Through this process, the Company identified the equipment, land and buildings to be sold and the assets that will be retained by the Company. At September 30, 2016 and December 31, 2015, the assets held for sale totaled $1.0 million and $1.1 million, respectively.

The following table shows the additions, sales, impairments and gains and losses related to assets held for sale during the period (in thousands):

	September 30, 2016	December 31, 2015
Balance as of beginning of period	$1,111	$—
Additions to held for sale	—	4,440
Realized gains (losses)	—	—
Impairment charge	—	(3,329)
Sales and settlements, net	(113)	—
Balance as of end of period	$998	$1,111

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$50	$109
Buildings and improvements	1,610	2,472
Equipment	4,467	5,070
Property, plant and equipment, gross	6,127	7,651
Less accumulated depreciation	(2,745)	(2,264)
Property, plant and equipment, net	$3,382	$5,387

The total depreciation and amortization expense incurred during the three and nine months ended September 30, 2016, totaled approximately $781,000 and $2.4 million, respectively. Included in the depreciation and amortization is depreciation expense related to property, plant and equipment totaling $296,000 and $940,000 for the three and nine months ended September 30, 2016; amortization of capital lease assets of $316,000 and $951,000, respectively - of which $141,000 and $423,000 is included in cost of sales, respectively; and amortization of intangibles totaling $169,000 and $539,000, respectively.

The total depreciation and amortization expense incurred during the three and nine months ended September 30, 2015, totaled $920,000 and $2.2 million, respectively. Included in the depreciation and amortization is a depreciation expense related to property, plant and equipment totaling $391,000 and $631,000 for the three and nine months ended September 30, 2015; amortization of capital lease assets of $477,000 and $1.4 million, respectively - none of which is included in cost of sales; and amortization of intangibles totaling $52,000 and $155,000, respectively.

The amortization of intangibles is further explained in Note (8), Goodwill and Other Intangible Assets.

Capital Leased Assets

In addition to owned property, the Company also has $14.2 million in leased assets, which is net of accumulated amortization of approximately $2.6 million as of September 30, 2016. At December 31, 2015 leased assets totaled $14.7 million which is net of accumulated amortization of approximately $1.6 million.

During the three months ended September 30, 2016 and 2015, the Company recorded $42,000, respectively, of amortization as a result of the deferred gains from the 2014 Sale Leaseback Agreement with CFI NNN Raiders. The Company recorded $126,000 of amortization during both the nine months ended September 30, 2016 and September 30, 2015, respectively.

Capital leases are further explained in Note (12), Commitments and Contingencies.

Dispositions

During the nine months ended September 30, 2016 and 2015, the sale of fixed assets resulted in proceeds of $327,000 and $1.2 million, respectively. The gain (loss) on sale of assets, excluding the deferred gain recognized by the 2014 Sale Leaseback Agreement with CFI NNN Raiders, totaled $(642,000) and $490,000 during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the gain (loss) on sale of assets totaled $(613,000) and $489,000, respectively.

(8) Goodwill and Other Intangible Assets

Goodwill

The Company's management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment test took place as of November 30, 2015. The valuation of goodwill is further explained in Note (2), Summary of Significant Accounting Policies.

The Company is aggregated into four operating segments presented herein based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. Our four operating segments consist of: 1) gourmet food, 2) home décor, 3) nutritional and wellness and 4) other. Note (17), Segment Information, provides ancillary financial information on the operating segments.

The Company recorded goodwill impairment charges of approximately $191,000 and $192,000 during the nine months ended September 30, 2016 and 2015. The goodwill impairment charges of $191,000 during the first quarter of 2016 and $192,000 during the second quarter of 2015 were related to the goodwill impairment of Tomboy Tools.

The following table provides the components of and changes in the carrying amount of Goodwill as of September 30, 2016 and December 31, 2015 (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
Balance December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,655			1,655
Impairment (b)		(192)		(192)
Other (c)			(131)	(131)
Balance December 31, 2015	$8,728	$(3,170)	$(131)	$5,427
Additions	—			—
Impairment (b)		(191)		(191)
Other (c)			(160)	(160)
Balance September 30, 2016	$8,728	$(3,361)	$(291)	$5,076
(a) Related to the acquisition of Betterware in 2015.
(b) Related to the impairment of Tomboy Tools in 2015 and 2016.
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets

The following tables provide the components of identifiable intangible assets as of September 30, 2016 and December 31, 2015 (in thousands, except amortization period):

Identifiable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2016	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,317	$—	$5,317	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,135	(815)	2,320	3
	$8,455	$(818)	$7,637	3

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2015	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,614	$—	$5,614	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,534	(347)	3,187	4
	$9,151	$(350)	$8,801	4

Amortization

Amortization expense related to intangible assets is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recorded amortization expenses of $169,000 and $539,000, respectively. Amortization expenses of $52,000 and $155,000 were recorded during the three and nine months ended September 30, 2015.

As of September 30, 2016, the estimated future amortization expense associated with our intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

2016 (remaining portion)	$168
2017	670
2018	670
2019	603
2020	94
Thereafter	115
Total amortization of intangible assets	$2,320

Potential Impairment

The Company may need to impair the goodwill and intangible assets if the Company continues to experience a downturn in revenue and continued losses. Agel's goodwill and indefinite intangible assets are at risk of impairment if the Company's profitability does not improve.

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

The Company has agreed to pay Richmont Holdings a reimbursement fee (the “Reimbursement Fee”) each month and the Company agreed to reimburse or pay the due diligence, financial analysis, legal, travel, and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring, and negotiating potential transactions. During the three months ended September 30, 2016 and 2015, the Company recorded approximately $480,000 and $480,000, respectively, of Reimbursement Fee expenses that are included in 'general and administrative expenses' on the condensed consolidated statements of operations. The Company incurred reimbursement fees of approximately $1.4 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively.

On February 26, 2015 the Company received a loan from Richmont Capital Partners V (“RCP V”) in the amount of $425,000. The loan does not currently bear interest and has no set maturity date. The balance of the loan is included in the Richmont Holdings related party payable. As of September 30, 2016 and December 31, 2015, there was a related party payable balance of approximately $911,000 and $576,000, respectively, due to Richmont Holdings that is included in 'related party payables' within current liabilities on the condensed consolidated balance sheets.

On September 25, 2012, upon acquisition of HCG, the Company inherited a related party shareholder payable of $25,000 related to a loan made by HCG’s former shareholder, Rochon Capital, to HCG for working capital. This amount is included in 'related-party payables' within current liabilities. The loan does not currently have a set maturity date.

On June 27, 2014, Tamala L. Longaberger lent TLC $42,000 and in connection therewith TLC issued her a promissory note in the principal amount of $42,000. The note bears interest at the rate of 10.0% per annum and matured on June 27, 2015. This amount is included in 'related-party payables' within current liabilities.

On July 1, 2014, Tamala L. Longaberger lent AEI $158,000 and in connection therewith AEI issued her a promissory note in the principal amount of $158,000. The note bears interest at the rate of 10.0% per annum and matured on July 1, 2015 and is guaranteed by us. This amount is included in 'related-party payables' within current liabilities.

On July 11, 2014, Tamala L. Longaberger lent AEI $800,000 and in connection therewith AEI issued her a promissory note in the principal amount of $800,000. The note bears interest at the rate of 10.0% per annum and matured July 11, 2015 and is guaranteed by us. This amount is included in 'related-party payables' within current liabilities.

The Company determined not to service the loans related to Tamala L. Longaberger. As a result, in connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes. However, it is the Company’s position that her claims are inextricably tied to broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio. Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action. On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against Agel.  On August 9, 2016 the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for May 15, 2017.  On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings.

The Company utilizes third party manufacturers for majority of the products offered. One manufacture in particular, Actitech, is owned by Michael Bishop, a member of our Board of Directors. The Company utilizes Actitech to produce products for Agel that are distributed globally. The Company paid Actitech $1.0 million and $684,000, during the nine months ended September 30, 2016 and 2015, respectively. On September 30, 2016 and December 31, 2015, Actitech was owed $1.9 million and $98,000, respectively, which is included in 'accounts payable' on the condensed consolidated balance sheets.

(10) Income Taxes

As of September 30, 2016, the Company could not recognize net deferred tax assets without a corresponding valuation allowance due to not having a history of earnings. Therefore, no net deferred tax assets are reflected as of September 30, 2016. Additionally, due to some of its historical acquisitions which included intangibles with an indefinite life that are amortized for tax purposes, the Company continues to accumulate a deferred tax liability which is recognized separately from net deferred tax assets and the valuation allowance. A deferred tax liability is recorded within non-current liabilities in the amounts of $795,000 and $744,000 in the Company's condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

During the periods presented, the Company has not recorded current income tax expense related to its domestic activities due to net operating losses incurred currently and/or historically. Current tax expense for the three months ended September 30, 2016 and September 30, 2015 was $150,000 and $(65,000), respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. The deferred tax expense for the three months ended September 30, 2016 and September 30, 2015 was approximately $44,000 and $36,000, respectively.

Current tax expense for the nine months ended September 30, 2016 and September 30, 2015 was $491,000 and $247,000, respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. The deferred tax expense for the nine months ended September 30, 2016 and September 30, 2015 was approximately $114,000 and $109,000, respectively.

(11) Long-Term Debt and Other Financing Arrangements

The Company’s long-term borrowings consisted of the following (in thousands, except for interest rates):

Description	Interest rate	September 30, 2016	December 31, 2015
Convertible note—Dominion Capital	9.75%	$3,650	$4,000
Unamortized debt discount, costs and fees of issuance—Dominion Capital		(425)	(1,016)
Convertible notes—payable to former shareholders of Stanley House	2.00%	4,656	5,502
Senior secured debt—HSBC Bank PLC	1.10%	2,602	2,984
Promissory note—payable to former shareholder of TLC	2.63%	2,750	3,003
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	841	1,043
Other miscellaneous notes	4.00%	160	316
Total debt		14,234	15,832
Less current maturities		(9,853)	(3,048)
Long-term debt		$4,381	$12,784

The schedule of maturities of the Company’s long-term debt as of September 30, 2016 are as follows (in thousands):

2016 (remaining portion)	$1,754
2017	8,369
2018	2,282
2019	412
2020	423
Thereafter	994
Total long-term debt including current maturities	$14,234

Convertible Note—Dominion Capital

On November 20, 2015, the Company entered into a Securities Purchase Agreement with Dominion Capital ("Dominion"), pursuant to which the Company issued a $4.0 million senior secured note. The note bears interest at 9.75% per annum, payable monthly. The note's principal is payable in monthly installments of $50,000 starting in March 2016, increasing to $325,000 in January 2017, with a final payment of $2.2 million due in May 2017. The note is convertible at the option of Dominion into shares of our common stock at a conversion price of $3.00 per share and is secured by the assets of the Company and its subsidiaries, subject to existing senior security interests of other lenders. The Company has evaluated the conversion feature and determined that it does not need to be bifurcated from the note and accounted for separately, since it is eligible for the derivative scope exception under ASC 815-10. The Company also determined that there is no beneficial conversion feature since the effective conversion price is higher than the market price of the underlying common stock as of the commitment date.

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

In connection with the delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “June Form 10-Q”) with the SEC, the Company obtained from Dominion an irrevocable waiver dated August 22, 2016 (the “Third Waiver”) that the Company’s failure to timely file the June Form 10-Q, as well any failure to timely file the Form 10-Q for the quarter ended September 30, 2016 (the “September Form 10-Q”), would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required, provided that the Company issues to Dominion 50,000 shares of its common stock for each extension period required beyond August 22, 2016 with respect to the June Form 10-Q and beyond November 21, 2016 with respect to the September Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). As a result of the failure to timely file its June Form 10-Q, the Company has issued 350,000 shares of its common stock to Dominion in consideration of the August 22, 2016 waiver. To date, the Company has issued 100,000 shares of its common stock for its failure to timely file it September Form 10-Q.

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

In connection with the failure to timely file the 2015 Form 10-K, the March Form 10-Q, June Form 10-Q, and the September Form 10-Q, the Company has issued an aggregate of 1,250,000 shares of its common stock in 2016 to Dominion.

In addition, the Third Waiver amended the amortization of debt. The amended amortization resulted in $550,000 of principal previously scheduled to be paid in 2016, to now be paid in 2017.

The Company has recorded the expense related to the share issuances as a result of late filing as interest expense on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2016, the company has recorded interest expense related to the share issuances to Dominion Capital totaling approximately $657,000 and $859,000.

Convertible Notes—Payable to Former Shareholders of Stanley House

On October 15, 2015, the Company issued two unsecured convertible notes totaling $5.8 million at that time in connection with the acquisition of Betterware, maturing after three years. The notes are denominated in British Pounds Sterling ("GBP") and bear interest at 2% per annum, payable at the time of principal payments. The notes' principal is payable in monthly installments totaling $16,000 for the first six months, followed by monthly installments totaling $32,000 for the next 30 months, with additional payments of $1.6 million due at the end of each annual period following the notes' issuance. The notes may be converted into the Company's common stock at our election based on the value of our shares at the time of payment. The valuation of the notes was considered in connection with the Betterware acquisition, and were determined to have been issued at fair value on the acquisition date. Refer to Note (3), Acquisitions and Other Transactions, for further discussion on the Betterware acquisition.

Senior Secured Debt—HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt at that time from HSBC Bank PLC, with a term of two (2) years and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is cash-secured by approximately $2.9 million. The loan and cash collateral is denominated in British Pounds Sterling. There are no other covenants related to the debt. The loan is now current and is included in 'current portion of long-term debt.' Previously, the collateral for the loan was shown as 'restricted cash' on our condensed consolidated balance sheets and now is included in 'other current assets.'

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million unsecured promissory note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, the Company issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with our acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, is payable in equal monthly installments of outstanding principal and interest, and matures on October 22, 2018. The note is secured by a lien on the assets of Agel, which is subordinate to the lien from the Dominion debt. Due to our current financial condition, the Company was in arrears of $86,000 on principal and interest payments, as required by the agreement, as of September 30, 2016.

Promissory Note—Other Miscellaneous

On December 4, 2014, the Company issued a $500,000 unsecured promissory note, maturing in May 2017, in connection with a settlement agreement. The promissory note bears interest at 4.0% per annum, and is payable in equal monthly installments of outstanding principal and interest.

(12) Commitments and Contingencies

Commitments

The Company currently has non-cancelable operating leases. The operating leases include property and equipment leases. The equipment leases mostly include office equipment and vehicles leases. These leases are included in cost of sales, selling expenses, and general and administrative expenses on the condensed consolidated statement of operations. The Company has included operating lease expenses of $374,000 and $1.1 million during the three and nine months ended September 30, 2016, respectively, on the condensed consolidated statement of operations. The Company incurred operating lease expenses of $450,000 and $1.6 million during the three and nine months ended September 30, 2015, respectively.

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2016 (remaining portion)	$368
2017	1,506
2018	1,496
2019	1,490
2020	1,159
Thereafter	8,213
Total non-cancelable leases	$14,232

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense.

Capital Leases

Sale leaseback Agreement

On July 31, 2014, TLC entered into a triple net lease agreement (referred to as the "sales leaseback agreement") with CFI NNN Raiders. The lease is a result of selling three buildings and related property to CFI NNN Raiders, and then subsequently leasing those facilities from CFI NNN Raiders. Upon evaluation of the lease, the lease was deemed to qualify as a capital lease instead of an operating lease as a result of the term of the lease exceeding 75% of the estimated economic life of the property. The assets and related liabilities of the properties sold were removed from the balance sheet. The leased asset is included in 'property under capital leases, net' on the condensed consolidated balance sheets. The asset is amortized over fifteen (15) years - the term of the lease - using the straight-line method. Consequently, the sale of the properties resulted in a gain on sale of assets. The gain has been recognized as a deferred gain which will be recognized over the term of the lease.

The payments under the lease are accounted for as interest and principal payments under the capital lease using a fifteen (15) year amortization. Interest expense recognized for the three months ended September 30, 2016 and 2015 was $559,000 and $560,000, respectively. Amortization expense of $263,000 was recorded in the three months ended September 30, 2016 and 2015 respectively. The gain on sale of real estate amortized over the life of the lease was $42,000 for three months ended September 30, 2016 and September 30, 2015, which is included in gain on sale of assets in the accompanying condensed consolidated statements of operations.

Interest expense recognized for the nine months ended September 30, 2016 and 2015 was $1.7 million. Amortization expense of $790,000 was recorded in the nine months ended September 30, 2016 and 2015 respectively. The gain on sales of real estate amortized over the life of the lease was $126,000 for nine months ended September 30, 2016 and September 30, 2015. On September 30, 2016 and December 31, 2015 the current portion of the lease totaled $134,000 and $73,000, respectively. The current portion of the capital leases are included in 'other current liabilities' on the condensed consolidated balance sheets.

Other Capital Leases

In addition to the sale leaseback agreement, the Company has various other capital leases. These additional leases resulted from the financing of software, hardware, office and warehousing space, and office equipment. Multiple new leases were recognized during the fourth quarter of 2015 in part due to Betterware having numerous capital leases. Amortization expense related to these additional capital leases totaled $53,000 and $161,000 during the three and nine months ended September 30, 2016, respectively. On September 30, 2016 and December 31, 2015 the current portion of the other leases totaled $157,000 and $124,000, respectively.

Minimum lease commitments for our capital leases for the years ended December 31, are as follows (in thousands):

2016, remaining portion	$645
2017	2,558
2018	2,609
2019	2,643
2020	2,631
Thereafter	25,699
Total minimum lease payments	36,785
Less amount representing interest	(20,551)
Present value of minimum lease payments	$16,234

Contingencies

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company determined to not service the loans related to Tamala L. Longaberger. In connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes. However, it is the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets. As a result of her misconduct, the Company claims it is owed damages in amounts that exceed the loan amount and therefore offset Ms. Longaberger’s claims. Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action. On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against Agel. On August 9, 2016, the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for May 15, 2017. On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings. As of September 30, 2016, the Company has recorded a liability of $1,000,000 which is included in related party payables on the condensed consolidated balance sheet.

On November 7, 2016, Rachel Longaberger Stuckey (“Plaintiff”) filed a complaint against The Longaberger Company and JRJR33, Inc. (“Defendants”) in the Court of Common Pleas of Franklin County, Ohio.  Plaintiff alleges counts of breach of note, breach of guarantee, unjust enrichment, and promissory estoppel in the amount of damages to be determined at trial, but in excess of twenty five thousand ($25,000) per count.  The note referenced in Plaintiff’s complaint is a March 14, 2013 Promissory Note in the original amount of four million dollars ($4,000,000) executed by Plaintiff’s sister, Tamala Longaberger as the then President of The Longaberger Company.  A formal answer is not yet due in the case, but Defendants intend to use all available legal and equitable means to defend against these allegations.  The Clerk of the Franklin County Common Pleas Court has set an original trial assignment of November 20, 2017. As of September 30, 2016, the Company has recorded a liability of $2,750,000 of which $2,330,000 is included in long-term debt and $420,000 is included in current portion of long-term debt on the condensed consolidated balance sheet.

The Company has recorded a payable of $659,000 that transpired from an amended tax increment financing agreement that TLC entered into on April 3, 2007 related to the development of the infrastructure surrounding corporate headquarters. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the condensed consolidated balance sheet.

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

Agel filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and Agel has paid approximately $269,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, Agel paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are defending the position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected Agel’s European operations. Additionally, Agel has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of September 30, 2016 and December 31, 2015 Agel maintained a liability of approximately $500,000, respectively, in accrued liabilities for this disputed amount, which is reflected in the condensed consolidated financial statements.

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

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December 2014. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. The accrued liability was approximately $1.2 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively. There can be no assurance that actual results will not materially differ from the Company's estimates.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and related party payables are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity. Our available for sale securities (Level 1) was $0.8 million and (Level 2) $0 at September 30, 2016 and (Level 1) was $5.3 million and (Level 2) was $0 on December 31, 2015.

The Company measures certain non-financial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. impaired goodwill and property, plant and equipment classified as held for sale). During the fourth quarter of fiscal year 2015, a $3.3 million impairment charge was recorded for the Longaberger facilities held for sale. The facilities held for sale served as the previous corporate headquarters, day care center, and a separate manufacturing site. The fair value of the net assets to be sold was determined using Level 3 inputs utilizing a market participant bid. See additional discussion regarding the Company’s assets held for sale in Note (6), Assets Held for Sale.

The Company recorded goodwill and intangible impairment charges of approximately $0 and $0 during the three months ended September 30, 2016 and 2015, respectively. Impairment charges of approximately $191,000 and $192,000 were recorded during the nine months ended September 30, 2016 and 2015.

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

The Company has estimated the fair value of our debt and capital lease obligations using Level 2 and Level 3 inputs, and they are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Recorded Amount
Long-term debt, including current portion	$14,234	$15,832
Capital leases, including current portion	16,234	16,529
Total debt and capital lease commitments	$30,468	32,361

Fair Value
Long-term debt, including current portion	$13,338	$14,024
Capital leases, including current portion	9,356	10,040
Total debt and capital lease commitments	$22,694	$24,064

(14) Share-Based Compensation Plans

The Company has two cash-settled, share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under our share-based compensation plan. The Company classifies the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 5,000 equivalent shares of stock appreciation rights (“SARs”) in 2016 that are measured each reporting period and are recognized pro-rata over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on our condensed consolidated balance sheets. Share-based compensation expense related to the SARs during the three and nine months ended September 30, 2016 totaled approximately $1,000 and $(9,000), respectively. During the three and nine months ended September 30, 2015, the share-based compensation expense related to the SARs totaled $12,000 and $(1.2) million, respectively. As of September 30, 2016, the unrecognized compensation related to unvested share-based compensation was $10,000, which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan”), which was subsequently approved by the Company’s stockholders on June 23, 2015. On September 15, 2016, the shareholders approved an increase to the share issuance to up to 3,500,000 shares of common stock. The 2015 Stock Plan allows for the issuance of up to 3,500,000 shares of common stock to be granted through incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed

500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of September 30, 2016, there were approximately 1,080,000 options issued and outstanding under the 2015 Stock Plan.

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

The fair value of all options totaled approximately $670,000 ($0.62 per share) on September 30, 2016 compared to the fair value of $1.2 million ($1.08 per share) on December 31, 2015. During the three and nine months ended September 30, 2016, the share-based compensation expense was approximately $49,000 and $105,000. During the three and nine months ended September 30, 2015, the share-based compensation expense was approximately $1.1 million. As of September 30, 2016, total unrecognized compensation expense related to unvested share-based compensation was $563,000, which is expected to be recognized over a three-year period.

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

The grant date fair value of each option award and warrant is calculated using a Black-Scholes valuation model, which incorporates the following weighted average assumptions:

	September 30, 2016	December 31, 2015
Stock Options
Weighted average expected volatility	103%	92%
Weighted Average Term (in years)	10	10
Risk-free interest rate	2%	2%
Weighted average forfeiture rate	41%	—%
Weighted average fair value at date of grant	$0.63	$1.08

Warrants
Weighted average expected volatility		69%
Weighted Average Term (in years)		2
Risk-free interest rate		2%
Weighted average fair value at date of grant		$1.24

The following table summarizes stock option activity:

		Weighted Average
	Number	Exercise Price Per Share
Outstanding as of December 31, 2015	1,100,000	$1.27
Granted	1,160,000	1.11
Expired, forfeited, and revoked	(1,180,000)	1.27
Exercised	—	—
Outstanding as of September 30, 2016	1,080,000	1.12
Options exercisable as of September 30, 2016	—	—
Remaining unvested options outstanding and expected to vest	1,080,000	$1.11

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

A holder of Warrants will not have the right to exercise any portion of the Warrant if such exercise would result in the holder (together with its affiliates) beneficially owning in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, unless the holder provides at least 61 days' prior notice to the company. In no event may the Warrant holder's ownership exceed 9.99%.

At-the-Market Issuance Sales Agreement

On December 3, 2014, the Company entered into an “At-the-Market Issuance Sales Agreement” with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During nine months ended September 30, 2015, the Company sold 101,083 shares under the agreement and received aggregate net proceeds of approximately $684,000. No shares were sold during the three months ended September 30, 2015 and nine months ended September 30, 2016. The Company is no longer eligible to sell stock under the At-the-Market Issuance Sales Agreement and will not be eligible to do so until our shelf registration statement on Form S-3 is available for use.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Rochon Capital is controlled by John P. Rochon and beneficially owns approximately 40% of the Company's outstanding common stock.

Under a certain Share Exchange Agreement with Rochon Capital, which was amended during the fourth quarter of 2014 (the "Amended Share Exchange Agreement") Rochon Capital has rights to be issued the 25,240,676 shares of the Company's common stock (the "Second Tranche Parent Stock") upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of our common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires15% or more of our shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

Other Outstanding Warrants

On July 30, 2015, the Company executed an extension on a consulting agreement through July of 2017 in exchange for the issuance of warrants exercisable for 50,000 shares of our common stock at an exercise price of $1.16 per share. The warrant is also exercisable for a ten (10) day period commencing 720 days after issuance. During the three months ended September 30, 2016 and September 30, 2015, a warrant expense of $8,000 and $7,000 was recorded. An expense of $11,000 and $7,000 has been recognized for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss ("AOCI") is comprised of the following (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for- Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive loss before reclassifications	(706)	—	(706)
Amounts reclassified from accumulated other comprehensive income	—	(199)	(199)
Transactions with non-controlling interests	(2)	—	(2)
Balance at December 31, 2015	(580)	(6)	(586)
Other comprehensive income (loss) before reclassifications	(3,073)	6	(3,067)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Transactions with non-controlling interests	(8)	—	(8)
Balance at September 30, 2016	$(3,661)	$—	$(3,661)

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

The potentially dilutive securities that are excluded from the diluted loss per share calculation are summarized as follows (additional shares subject to issuance):

	September 30, 2016	December 31, 2015
Stock options	1,080,000	1,100,000
Warrants	50,000	50,000
Warrants issued in public offering	6,946,875	6,946,875
Convertible notes	375,000	375,000
Shares issuable to directors	1,072,448	—
Shares potentially issuable to Rochon Capital	25,240,676	25,240,676
Total excluded securities	34,764,999	33,712,551

Subsequent of September 30, 2016, the Company has issued approximately 2.5 million shares related to share awards, directors compensation, debt payments, and penalties on late filings.

(17) Segment Information

The Company operates four operating segments, three of which are reportable segments, as a direct selling company that sells a wide range of products sold primarily by independent sales force members across many countries around the world. During the three months ended September 30, 2016 and September 30, 2015, respectively, approximately $27.7 million or 81.3% and $27.3 million or 74.0% of our revenue was generated in international markets. During the nine months ended September 30, 2016 and September 30, 2015, revenue generated in international markets totaled approximately $86.5 million or 81.1% and $62.2 million or 67.7%, respectively.

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

Segment information, which includes all operating segments, for the three months ended September 30, 2016 and September 30, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$2,531	$24,449	$6,959	$161	$34,100
Gross profit	1,289	11,843	6,169	89	19,390
Operating expenses	2,451	15,292	5,625	147	23,515
Gain on sale of marketable securities	—	—	—	(3)	(3)
Interest expense	6	552	6	990	1,554
Income (loss) before income tax provision	$(1,168)	$(4,001)	$538	$(1,045)	$(5,676)

2015
Revenue	$6,543	$22,433	$7,667	$311	$36,954
Gross profit	3,373	11,787	5,998	231	21,389
Operating expenses	4,062	13,809	6,576	1,343	25,790
Gain on sale of marketable securities	—	—	—	2	2
Interest expense	2	542	15	5	564
Loss before income tax provision	$(691)	$(2,564)	$(593)	$(1,119)	$(4,967)

Segment information, which includes all operating segments, for the nine months ended September 30, 2016 and September 30, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$9,045	$76,414	$20,475	$655	$106,589
Gross profit	4,648	37,658	17,263	391	59,960
Operating expenses	6,709	48,212	16,934	3,563	75,418
Gain on sale of marketable securities	—	—	—	(12)	(12)
Interest expense	7	1,665	34	1,716	3,422
Income (loss) before income tax provision	$(2,068)	$(12,219)	$295	$(4,876)	$(18,868)

2015
Revenue	$14,250	$54,147	$22,425	$1,093	$91,915
Gross profit	7,811	29,453	17,796	729	55,789
Operating expenses	8,807	35,917	19,031	3,164	66,919
Gain on sale of marketable securities	—	—	—	9	9
Interest expense	20	711	46	1,129	1,906
Loss before income tax provision	$(1,016)	$(4,356)	$(1,281)	$(3,573)	$(10,226)

The following table shows the total assets for each reportable segment as of September 30, 2016 and 2015 (in thousands):

	September 30, 2016	December 31, 2015
Gourmet food	$1,625	$2,324
Home décor	45,071	53,887
Nutritional and wellness	9,353	9,686
Other	10,712	16,607
Consolidated total assets	$66,761	$82,504

The following table summarizes goodwill for each reportable segment as of September 30, 2016 and 2015 (in thousands):

	September 30, 2016	December 31, 2015
Gourmet food	$1,214	$1,161
Home décor	1,924	2,137
Nutritional and wellness	1,938	1,938
Other	—	191
Consolidated goodwill	$5,076	$5,427

(18) Subsequent Events

As previously reported, on May 23, 2016, August 23, 2016 and November 22, 2016, the Company, received letters from the NYSE MKT LLC (the “NYSE”) on each such date notifying the Company that it was not in compliance with Sections 134 and 1101 of the Company Guide as a result of its failure to timely file with the SEC March Form 10-Q, June Form 10-Q, the September Form 10-Q by their respective requisite deadlines.  As a result, the Company had become subject to the procedures and requirements of Section 1009 of the Company Guide.

The Company was advised that in order to maintain its listing on the NYSE, the Company was required to submit to the NYSE a plan, as amended, detailing actions it had taken, or would take, that would bring it into compliance with the continued listing standards by certain dates. As previously reported, the NYSE notified the Company that it had accepted the Company’s plan of compliance (the “Plan”) for continued listing relating to the Company’s failure to timely file the March Form 10-Q and the June Form 10-Q. The Company filed its March Form 10-Q on October 14, 2016 and filed its June Form 10-Q on December 6, 2016.

On October 14, 2016, the NYSE granted the Company an extension of time to the plan period to regain compliance with Sections 134 and 1101 of the Company Guide, such that the Company must be in compliance by filing its September Form 10-Q no later than December 30, 2016.

On December 22, 2016, the Company received a letter from the NYSE MKT LLC notifying the Company that it had made a reasonable demonstration of its ability to regain compliance with Sections 134 and 1101 of the NYSE MKT Company Guide (the “Company Guide”), by the end of the revised plan period, which the NYSE has now determined to be no later than January 31, 2017 (the “Extended Plan Period”) and therefore it was prepared to continue listing of the Company subject to certain conditions. An earlier extended plan period initially required compliance no later than December 30, 2016. The letter from the NYSE further notified the Company that it is not in compliance with the listing standards relating to the timing of its filings with the SEC, as set forth in Sections 134 and 1101 of the Company Guide, but its listing is being continued pursuant to an extension.

Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards of the Company Guide by the end of the Extended Plan Period could result in the Company being delisted from the NYSE. The Company can regain compliance with the NYSE listing standards before January 31, 2017 by filing the September Form 10-Q prior to that date.

On November 3, 2016, an executive officer was granted options to purchase 150,000 shares of common stock, with an exercise price of $0.87, and vesting as to 33% of the grant on the one, two, and three-year anniversary of the date of the grant.

Subsequent of September 30, 2016, the Company has issued approximately 2.5 million shares related to share awards, directors compensation, debt payments, and penalties on late filings.

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

On a consolidated basis, many of the operating companies within the Company continue to improve performance, particularly when one considers that many of them were troubled or under-performing turnarounds when the Company acquired them. Taking an under-performing company, identifying unnecessary costs, integrating its operations, identifying weaknesses and effecting a turnaround obviously requires time to accomplish. We believe the Company has made very satisfactory progress in these turnaround tasks, recognizing that each JRJR company brings its own unique needs, strengths, weaknesses and opportunities. That is why the JRJR story is an ongoing story of finding efficiencies, reducing costs, spotting opportunities for top line growth, creating increasing predictability of revenue and reducing risk over time through portfolio diversification.

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

Results of Operations

Revenue (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Gourmet food	$2,531	7.4%	$6,543	17.7%	$9,045	8.5%	$14,250	15.5%
Home décor	24,449	71.7%	22,433	60.8%	76,414	71.7%	54,147	58.9%
Nutritional and wellness	6,959	20.4%	7,667	20.7%	20,475	19.2%	22,425	24.4%
Other	161	0.5%	311	0.8%	655	0.6%	1,093	1.2%
Revenue	$34,100	100.0%	$36,954	100.0%	$106,589	100.0%	$91,915	100.0%

During the three months ended September 30, 2016, revenue for 2016 decreased by $2.9 million, or approximately 7.7%, compared to the prior year. The decrease in revenue for the quarter is primarily due to the revenue decline experienced in the gourmet food segment. The revenue during the nine months ended September 30, 2016 increased by $14.7 million, or approximately 16.0% compared to the prior year as a result of having a full nine months of Kleeneze and Betterware revenue included in 2016.

Gourmet Food

•	The gourmet food segment's revenue decreased by $4.0 million, or 61.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

•	The gourmet food segment's revenue decreased by $5.2 million, or 37.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•
The decrease in revenue for the gourmet food segment during the three and nine months ended September 30, 2016, compared to the prior year, was a result of supply chain issues arising in the Australian market which resulted in lower availability of products. In addition, due to the supply chain issues, the segment has experienced less productivity from the sales field.

Home Décor

•
The home décor segment's revenue increased by $2.0 million, or 9.0%, for the three months ended September 30, 2016 compared to the prior year. Betterware, acquired on October 15, 2015, attributed to a revenue increase of $6.8 million compared to the prior year. The remainder of the segment attributed to a revenue decrease of $4.8 million. The change in the British Pounds Sterling negatively impacted the revenues for the quarter. Kleeneze's revenue fell by $2.0 million compared to last year but when comparing Kleeneze in their local currency, Kleeneze's revenue fell only 181,000 GBP compared to last year's third quarter.

•
The home décor segment's revenue increased by $22.3 million, or 41.0%, for the nine months ended September 30, 2016 compared to the prior year. Kleeneze and Betterware, both acquired in 2015, attributed to a revenue increase of $30.7 million compared to the prior year. The revenue at Longaberger declined $8.1 million, or 33% compared to the prior year. Longaberger's revenue has been declining since 2000 when it recorded revenue of over $1.0 billion. Over the years, Longaberger has tried to change its compensation plan and product categories to no avail. The Company believes that an aging sales force and a saturated market are currently the primary reasons for the decline.

Nutritional and Wellness

•
The nutritional and wellness segment's revenue decreased by $708,000, or 9.0%, compared to the three months ended September 30, 2015. The decline is primarily driven by the revenue declines in Russia, Thailand, and many of the secondary markets. The Europe market performed similar to the prior year. In the third quarter, the Company continued to have supply chain issues which decreased the availability of products.

•
The nutritional and wellness segment's revenue decreased by $2.0 million, or 9.0%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decline is primarily driven by the negative impacts of foreign exchange rates in many of Agel's markets including Russia as well as revenue declines in some key markets such as Europe and Russia. The Company has made many changes to the leadership structure in Agel over the course of the year which resulted in a new CEO and a revamping of the sales development leaders in the Company. In addition, the Company had supply chain issues that decreased the availability of products. These changes may have negatively impacted our revenue during the nine months ended September 30, 2016.

Geographic Revenue

•
For the quarter ended September 30, 2016 and September 30, 2015, respectively, approximately $27.7 million, or 81.3% of revenue, and $27.3 million, or 74.0% of revenue, was generated in international markets.

•
For the nine months ended September 30, 2016 and September 30, 2015, respectively, approximately $86.5 million, or 81.1% of revenue, and $62.2 million, or 67.7% of revenue, was generated in international markets.

•	The home décor segment contributed the most to the increase of revenue generated in international markets for the three and nine months ended September 30, 2016, compared to the prior year.

Gross profit (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue
Gourmet food	$1,289	50.9%	$3,373	51.6%	$4,648	51.4%	$7,811	54.8%
Home décor	11,843	48.4%	11,787	52.5%	37,658	49.3%	29,453	54.4%
Nutritional and wellness	6,169	88.6%	5,998	78.2%	17,263	84.3%	17,796	79.4%
Other	89	55.3%	231	74.3%	391	59.7%	729	66.7%
Gross profit	$19,390	56.9%	$21,389	57.9%	$59,960	56.3%	$55,789	60.7%

During the three months ended September 30, 2016, gross profit decreased $2.0 million, or 9.3%, compared to the prior year. For the quarter ended September 30, 2016, gross profit margins stayed consistent at 56.9% compared to the quarter ended September 30, 2015. During the nine months ended September 30, 2016, gross profit increased by $4.2 million, or 7.5%, compared to the nine months ended September 30, 2015. For the nine months ended September 30, 2016, gross profit margins decreased to 56.3% compared to the prior year percentage of 60.7%.

Gourmet Food

•
During the three months ended September 30, 2016, the gourmet food segment's gross profit decreased by $2.1 million, or 62.0%, compared to the same period the prior year. The gross profit margin decreased from 51.6% in 2015 to 50.9% in 2016. The decline in gross profit coincides with the decline in revenue indicated above.

•
During the nine months ended September 30, 2016, the gourmet food segment's gross profit decreased by $3.2 million, or 40.0%, compared to the same period the prior year. The gross profit margin decreased from 54.8% in 2015 to 51.4% in 2016. The decrease in the gross profit margin is a result of cost of sales increasing from 23.4% to 26.6% as a result of the material cost increasing.

Home Décor

•
The home décor segment's gross profit stayed consistent with last year at $11.8 million, for three months ended September 30, 2016 compared to the prior year. The gross profit margin for the home décor segment declined to 48.4% from 52.5% during the three months ended September 30, 2015. The decline is due to Betterware having lower gross profit margins than the companies in the segment last year.

•
The home décor segment's gross profit improved by $8.2 million, or 27.9%, for the quarter ended September 30, 2016 compared to the prior year mostly due to the acquisition of Kleeneze and Betterware. Due to the new acquisitions having lower gross profit margins, the gross profit margin for the home décor segment fell to 49.3% compared to 54.4% the prior year.

Nutritional and Wellness

•
The nutritional and wellness segment's gross profit improved by $171,000, or 3.0%, compared to the three months ended September 30, 2015. The gross profit margin improved to 88.6% compared to 78.2% for the three months ended September 30, 2015. The gross profit margin improved over the prior year due to less shrinkage and lower freight costs.

•
The nutritional and wellness segment's gross profit decreased by $533,000, or 3.0%, compared to the nine months ended September 30, 2015. The gross profit margin improved to 84.3% compared to 79.4% for the nine months ended September 30, 2015. The gross profit margin improved due to lower freight costs.

Operating expenses (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total	Operating Expenses	Percent of Total
Gourmet food	$2,451	10.4%	$4,062	15.8%	$6,709	8.9%	$8,807	13.2%
Home décor	15,292	65.1%	13,809	53.5%	48,212	63.9%	35,917	53.7%
Nutritional and wellness	5,625	23.9%	6,576	25.5%	16,934	22.5%	19,031	28.4%
Other	147	0.6%	1,343	5.2%	3,563	4.7%	3,164	4.7%
Operating Expenses	$23,515	100.0%	$25,790	100.0%	$75,418	100.0%	$66,919	100.0%

For the quarter ended September 30, 2016, operating expenses decreased by $2.3 million, or 8.8%, compared to the three months ended September 30, 2015. The operating loss decreased by $276,000 for the quarter ended September 30, 2016 compared to the prior year. For the nine months ended September 30, 2016, operating expenses increased by $8.5 million, or 12.7%, compared to the prior year. The operating loss increased by $4.3 million for the nine months ended September 30, 2016 compared to the prior year.

Gourmet Food

•
The gourmet food segment's operating expenses decreased by $1.6 million, or 40.0%, for the three months ended September 30, 2016 compared to the prior year. The majority of the decline was due to a decrease in distributor costs as a result of the revenue decline.

•
During the nine months ended September 30, 2016, the gourmet food segment's operating expenses decreased by $2.1 million, or 24.0%, compared to the prior year. Over the last year, the business had to be scaled with the revenue resulting in higher operating expenses. Due to an unexpected revenue downturn that started in the second quarter, the Company was not able to scale the operating expenses to revenue which resulted in operating expenses as a percent of revenue increasing significantly over the prior year.

Home Décor

•
During the three months ended September 30, 2016, the home décor segment's operating expenses increased by $1.5 million, or 11.0%, compared to the prior year. The addition of Betterware increased the operating expenses by $3.7 million during the quarter ended September 30, 2016. The increase in operating expenses is partially offset by the decrease of expenses at Longaberger of approximately $1.0 million related to cost reduction initiatives such as reducing payroll and general operating expenses. The strengthening of the US dollar compared to the British Pounds Sterling, also resulted in a decline of operating expenses compared to the prior year.

•
During the nine months ended September 30, 2016, the home décor segment's operating expenses increased by $12.3 million, or 34.2%, compared to the prior year in large part due to the acquisitions of Kleeneze and Betterware. $17.9 million of the increase is attributable to the acquisitions. The increase in operating expenses is partially offset by the decrease of expenditures at Longaberger of approximately $5.2 million related to cost reduction initiatives such as reducing payroll and general operating expenses.

Nutritional and Wellness

•	During the three months ended September 30, 2016, the nutritional and wellness segment's operating expenses decreased by $1.0 million, or 14.0% compared to the prior year.

•	During the nine months ended September 30, 2016, the nutritional and wellness segment's operating expenses decreased by $2.1 million, or 11.0% compared to the prior year.

•	Similar to the home décor segment, the Company has initiated cost reduction initiatives to reduce payroll and general operating expenses in the nutritional and wellness segment.

Other Income and Expenses

Gain/loss on sale of marketable securities

At September 30, 2016 and September 30, 2015, the fair value of the fixed income securities totaled approximately $832,000 and $5.3 million, respectively. Realized gains from the sale of marketable securities totaled $3,000 and $12,000 during the three and nine months ended September 30, 2016, respectively. Realized losses from the sale of marketable securities totaled $2,000 and $9,000 during the three and nine months ended September 30, 2015, respectively. Since the securities are Level 1 securities, they are estimated based on quoted prices in the active markets.

Interest expense, net

During the three and nine months ended September 30, 2016 the interest expense totaled $1.6 million and $3.4 million, respectively. During the three and nine months ended September 30, 2015, the interest expense totaled $564,000 and $1.9 million, respectively. The interest expense has increased compared to last year as a result of the debt issued and assumed in connection with the Betterware and Kleeneze acquisitions, the issuance of convertible debt during 2015, and the penalties incurred as a result of the untimely filing of our 2015 Form 10-K, the March Quarterly Report, and the June Quarterly Report.

Income tax provision

During the three and nine months ended September 30, 2016 the income tax provision totaled $194,000 and $605,000, respectively. During the three and nine months ended September 30, 2015, the income tax provision totaled $(29,000) and $356,000, respectively. The income tax provision increased by $223,000 for the quarter ended September 30, 2016, compared to the prior year. The income tax provision increased by $249,000 for the nine months ended September 30, 2016, compared to the prior year. The Company has taxable income due to the Company having significant taxable income in connection with its foreign operations.

Net loss attributable to non-controlling interest

During the three and nine months ended September 30, 2016 the net loss attributable to non-controlling interest totaled $1.2 million and $3.4 million, respectively. During the three and nine months ended September 30, 2015, the net loss attributable to non-controlling interest totaled $1.0 million and $2.9 million, respectively. The net loss attributable to non-controlling interest increased by $129,000 for the quarter ended September 30, 2016, compared to the prior year. The net loss attributable to non-controlling interest increased by $453,000 for the nine months ended September 30, 2016, compared to the prior year. The increase is a result of TLC having a larger loss during the three and nine months ended September 30, 2016 compared to the prior year.

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

Net Loss to Adjusted EBITDA (Losses) Reconciliation

The following table presents a reconciliation of Net Loss to EBITDA (losses) and Adjusted EBITDA (losses) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,870)	$(4,938)	$(19,473)	$(10,582)
Interest, net	1,554	564	3,422	1,906
Income tax expense	194	(29)	605	356
Depreciation and amortization	781	920	2,430	2,228
EBITDA (losses)	(3,341)	(3,483)	(13,016)	(6,092)
Capital market expenses	85	289	328	1,124
M&A expenses	280	290	1,105	932
M&A infrastructure expense	536	685	1,825	2,183
Other EBITDA Adjustments	763	555	1,776	(533)
Adjusted EBITDA (losses)	$(1,677)	$(1,664)	$(7,982)	$(2,386)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the three months ended September 30, 2016 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Earnings (loss) before income tax provision	$(1,168)	$(4,001)	$538	$(1,045)	$(5,676)
Interest, net	6	552	6	990	1,554
Depreciation and amortization	2	615	12	152	781
EBITDA (losses)	(1,160)	(2,834)	556	97	(3,341)
Capital market expenses	—	—	—	85	85
M&A expenses	93	187	—	—	280
M&A infrastructure expense	—	—	—	536	536
Other EBITDA Adjustments	—	599	—	164	763
Adjusted EBITDA (losses)	$(1,067)	$(2,048)	$556	$882	$(1,677)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the three months ended September 30, 2015 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Loss before income tax provision	$(691)	$(2,564)	$(593)	$(1,119)	$(4,967)
Interest, net	2	542	15	5	564
Depreciation and amortization	5	736	77	102	920
EBITDA (losses)	(684)	(1,286)	(501)	(1,012)	(3,483)
Capital market expenses	—	—	—	289	289
M&A expenses	161	103	—	26	290
M&A infrastructure expense	—	—	—	685	685
Other EBITDA Adjustments	—	(544)	18	1,081	555
Adjusted EBITDA (losses)	$(523)	$(1,727)	$(483)	$1,069	$(1,664)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the nine months ended September 30, 2016 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Earnings (loss) before income tax provision	$(2,068)	$(12,219)	$295	$(4,876)	$(18,868)
Interest, net	7	1,665	34	1,716	3,422
Depreciation and amortization	8	1,898	69	455	2,430
EBITDA (losses)	(2,053)	(8,656)	398	(2,705)	(13,016)
Capital market expenses	—	—	—	328	328
M&A expenses	269	753	—	83	1,105
M&A infrastructure expense	—	—	—	1,825	1,825
Other EBITDA Adjustments	—	482	(3)	1,297	1,776
Adjusted EBITDA (losses)	$(1,784)	$(7,421)	$395	$828	$(7,982)

The following table presents a reconciliation of Earnings (loss) before income tax provision to EBITDA (losses) and Adjusted EBITDA (losses) of each of the segments for the nine months ended September 30, 2015 (in thousands):

	Gourmet Food Products	Home Decor	Nutritional and Wellness	Other	Consolidated
Loss before income tax provision	$(1,016)	$(4,356)	$(1,281)	$(3,573)	$(10,226)
Interest, net	20	711	46	1,129	1,906
Depreciation and amortization	5	2,137	229	(143)	2,228
EBITDA (losses)	(991)	(1,508)	(1,006)	(2,587)	(6,092)
Capital market expenses	—	—	—	1,124	1,124
M&A expenses	377	273	—	282	932
M&A infrastructure expense	—	—	—	2,183	2,183
Other EBITDA Adjustments	—	(915)	(254)	636	(533)
Adjusted EBITDA (losses)	$(614)	$(2,150)	$(1,260)	$1,638	$(2,386)

For the quarter ended September 30, 2016, EBITDA (losses) improved by $142,000, or 4%, compared to the prior year. For the nine months ended September 30, 2016, EBITDA (losses) increased by $6.9 million, or 114%, compared to the nine months ended September 30, 2015. For the quarter ended September 30, 2016, Adjusted EBITDA (losses) increased $13,000, or 1%, compared to the quarter ended September 30, 2015. For the nine months ended September 30, 2016, EBITDA (losses) increased by $5.6 million, or 235%, compared to the nine months ended September 30, 2015.

Gourmet Food

•
For the quarter ended September 30, 2016, the gourmet food segment's EBITDA (losses) increased $476,000 from the prior year, or 70.0%, to $(1.2) million and the Adjusted EBITDA increased to $(1.1) million, a change of $544,000, or 104.0%. The decrease to EBITDA and Adjusted EBITDA was a result of the change in losses mentioned above as well as an increase in interest and depreciation of $1,000 from prior year and a decrease of $68,000 in M&A related expenses during the same time period for a total impact of $(67,000) on Adjusted EBITDA (losses) in the three months ended September 30, 2016.

•
For the nine months ended September 30, 2016, the gourmet food segment's EBITDA (losses) increased $1.1 million from the prior year, or 107.0%, to $(2.1) million and the Adjusted EBITDA (losses) increased to $(1.8) million, a change of $1.2 million, or 191.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $10,000 from prior year and a decrease of $108,000 in M&A related expenses during the same time period for a total impact of $(118,000) on Adjusted EBITDA (losses) in the nine months ended September 30, 2016.

Home Décor

•
For the quarter ended September 30, 2016, the home décor segment's EBITDA (losses) increased $1.5 million from the prior year, or 120%, to $(2.8) million and the Adjusted EBITDA (losses) increased to $(2.0) million, a change of $321,000, or 19.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $111,000 from prior year, an increase of $84,000 in M&A related expenses that were incurred as a result of a service level agreement with the prior owners of Kleeneze during the same time period, and an increase of $1.1 million in other EBITDA adjustments as a result of more gains from asset sales compared to last year for a total impact of $1.1 million on Adjusted EBITDA (losses) in the three months ended September 30, 2016.

•
For the nine months ended September 30, 2016, the home décor segment's EBITDA (losses) increased $7.1 million from the prior year, or 474.0%, to $(8.7) million and the Adjusted EBITDA (losses) increased to $(7.4) million, a change of $5.3 million, or 245.0%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as an increase in interest and depreciation of $715,000 from prior year and an increase of $480,000 in M&A related expenses that were incurred as a result of a service level agreement with the prior owners of Kleeneze during the same time period, and an increase of $1.4 million in other EBITDA adjustments primarily as a result of more share based compensation compared to last year for a total impact of $2.6 million on Adjusted EBITDA (losses) in the nine months ended September 30, 2016.

Nutritional and Wellness

•
For the quarter ended September 30, 2016, the nutritional and wellness segment's EBITDA (losses) improved from $(501,000) in the prior year to $556,000. The Adjusted EBITDA (losses) improved to $556,000 from a $(483,000) loss in the prior year. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $74,000 from prior year and an decrease of $18,000 in other EBITDA adjustments mostly as a result of less gains from asset sales for a total impact of $(92,000) on Adjusted EBITDA (losses) in the three months ended September 30, 2016.

•
For the nine months ended September 30, 2016, the nutritional and wellness segment's EBITDA (losses) improved $1.4 million from the prior year, or 140%, to $398,000 and the Adjusted EBITDA (losses) improved to $395,000, a change of $1.7 million, or 131%. The increase to EBITDA (losses) and Adjusted EBITDA (losses) was a result of the change in losses mentioned above as well as a decrease in interest and depreciation of $172,000 from prior year and an increase of $251,000 in other EBITDA adjustments mostly as a result of less gains from asset sales for a total impact of $79,000 on Adjusted EBITDA (losses) in the nine months ended September 30, 2016.

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

Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $2.7 million as of September 30, 2016, a decrease of $9.1 million from December 31, 2015, primarily due to the net loss that the Company has operated with during that time.

The Company also continues the disposal of buildings and land that are not used by our operating companies or core to our go-forward business strategy. Land and building sales of this kind in 2016 totaled $327,000, which was a contribution of cash to ongoing working capital needs. While the majority of our excess buildings and land has been sold, the Company believes there is still an opportunity to generate incremental cash from future disposals of this kind.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2016, the Company had an accumulated deficit of approximately $61.3 million and recurring losses from operations. The Company also had negative working capital of approximately $22.1 million and debt of approximately $14.2 million as of September 30, 2016.

The Company intends to fund operations through raising additional capital through debt financing and increased sales. In addition, the Company intends to continue to reduce operating expenses. We cannot provide any assurance that we can obtain the required funding, or that if obtained it will be sufficient to fund the Company's capital expenditures, working capital or other cash requirements over the course of the next twelve months from the filing date of this Form 10-Q.

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

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 decreased to $4.4 million, as compared to net cash used in operating activities of $9.0 million for the nine months ended September 30, 2015. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss of $(19.5) million for non-cash items of $6.7 million and changes in working capital of $8.3 million. The changes in working capital were primarily due to an increase in accounts receivable offset by a decrease in inventory and other current assets, as well as an increase in accrued commissions, deferred revenue, and taxes payable.

Cash Provided by Investing Activities

Net cash provided from investing activities for the nine months ended September 30, 2016 increased by $13.4 million to $4.4 million, as compared to a net cash used in investing activities of $9.0 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 the Company generated proceeds of $4.5 million from the net sale of marketable securities compared to $2.6 million of net purchases of marketable securities during the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the Company used cash of $3.0 million as collateral on a loan and $3.2 million for acquisitions.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 decreased by $22.1 million to $1.3 million for the nine months ended September 30, 2016, compared to the net cash provided from financing activities of $20.7 million for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016 and September 30, 2015, the Company made payments of $1.4 million and $704,000, respectively, on principal payments of debt. During the nine months ended September 30, 2015, the Company borrowed $3.1 million to use as proceeds for the acquisition of Kleeneze. Through the issuance of common stock and warrants in a public offering consummated in March 2015, the Company raised net proceeds of approximately $18.4 million. For the nine months ended September 30, 2016 and September 30, 2015, the Company raised net proceeds of $9,000 and $18.4 million.

Public Offerings

See Note (15), Stockholder's Equity and Non-controlling Interest, to our condensed consolidated financial statements included in this report, for the details on the March 4, 2015 equity raise and warrant issuances.

Critical Accounting Policies and Estimates

In preparing our condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the SEC, the Company makes assumptions, judgments and estimates that can have a significant impact on our net income (loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. The Company bases the assumptions, judgments and estimates on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, the Company evaluates the used assumptions, judgments and estimates. The Company also discusses critical accounting policies and estimates with the Audit Committee of our Board of Directors. The Company believes that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, income taxes, and long-lived assets, have the greatest impact on the Company's condensed financial statements, so the Company considers these to be critical accounting policies. Historically, the Company's assumptions, judgments and estimates relative to the critical accounting policies have not differed materially from actual results. A summary of our critical accounting policies is presented in Note (2), Summary of Significant Accounting Policies. There were no material changes to our critical accounting policies during the nine months ended September 30, 2016.

Recent Accounting Pronouncements

See Note (2), Summary of Significant Accounting Policies, to the Company's unaudited condensed financial statements included in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Commitments and Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. However, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations. Further details about the Company's commitments and contingencies can be found on Note (12), Commitments and Contingencies.

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
The Company has not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment to meet the financial reporting requirements of a publicly traded company with international operations. The result of the lack of sufficient accounting personnel has led to the following issues related to internal control over financial reporting:

◦	Management estimates were not performed with the structure and rigor necessary to result in quality estimates that are needed for fairly presented financial information.

◦	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made eight months later.

◦	Management has made significant adjustments for material errors resulting from the review of the quarterly financial statements.

◦	Management has made significant adjustments for material errors resulting from the audit of the annual financial statements.

◦	Management has made significant disclosure remediation and adjustments to the financial statements resulting from the quarterly review and annual audits.

◦	The Company has incurred substantial delays in completing its audit and filing with the SEC of its 2015 Form 10-K, its March Form 10-Q, its June Form 10-Q, and this Form 10-Q.

◦	The Company has incurred breaches to covenants in its debt agreements due to the delays in missing its filing requirements.

•	Consolidation Process
The Company does not have effective controls to ensure the consolidation of all its subsidiaries is performed correctly. The consolidation is performed and reviewed by one employee. There are no controls to ensure all financial data of the subsidiaries are being compiled correctly, no review to ensure the employee is consolidating correctly and no controls to ensure all accounts are being appropriately converted and consolidated in the financial statements.

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
The Company has not maintained appropriate segregation of duties throughout the internal control over financial reporting process. The Company has numerous instances where review and approval is performed by the same employee negating any monitoring or approval controls.

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

During the fiscal quarter ended September 30, 2016, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

Management emphasizes that our stated growth strategy is to acquire companies. In some cases, the companies acquired may not have invested in adequate systems or staffing to meet public company financial reporting standards. The Company reviews the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. In addition, the rapid pace of our acquisitions means the Company has acquired companies that currently operate on a variety of systems, which makes standardization more difficult. In order to minimize the effect of utilizing several different ERP systems the Company has begun the process of evaluating consolidation software capable of handling multi-currency platforms. We believe this will allow us to more effectively and efficiently consolidate and report the results of the combined operations of the portfolio of businesses.

The Company has centralized treasury functions to provide strict and disciplined access to cash and liquid assets. This will provide a current and long-term benefit of having the required internal controls performed in a centralized controlled location, so that review and remediation can occur quickly.

The Company seeks to build out a more traditional financial and accounting hierarchy in important geographical locations to allow for local management, control and responsibility of local financial and operational issues that arise in the ordinary course of business. These business units will ultimately report from a financial and operational perspective back into the Company’s corporate staff which shall be responsible for guiding and overseeing financial reporting and results of operations.

The Company believes these initiatives will result in a robust control environment in financial reporting, a financial reporting process that is capable of providing management with timely and accurate information and in-turn be able to comply timely with SEC filing requirements.

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

PART II

Item 1. Legal Proceedings

During 2014, Tamala L. Longaberger loaned a total of $1,000,000 to the Company, bearing interest at 10% and maturing in 2015. The Company determined to not service the loans related to Tamala L. Longaberger. In connection with these notes, Ms. Longaberger on August 12, 2015 filed an action in Franklin County Common Pleas Court of Columbus, Ohio (“State Court Action”) seeking re-payment of the notes.  However, the Company’s position that her claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against her by the Company and The Longaberger Company, including breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus Ohio.  As a result of her misconduct, the Company claims it is owed damages in amounts that exceed and therefore offset Ms. Longaberger’s claims.  Therefore, on October 12, 2015, the Company filed a motion to compel arbitration and dismiss claims in the State Court Action.  On July 5, 2016, the Court overruled the Company’s motion and on July 26, 2016, Ms. Longaberger filed a motion for judgment on the pleadings against Agel. On August 9, 2016 the Company filed both a memorandum contra of Ms. Longaberger’s motion on the pleadings and its first amended answer, affirmative defenses and counterclaims. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for May 15, 2017. On August 18, 2016 Ms. Longaberger withdrew her motion for judgment on the pleadings.

The Company has recorded a payable of $659,000 related to an amended tax increment financing agreement that TLC entered into on April 3, 2007. Due to this liability not being disclosed during the due diligence, the Company has filed a complaint against the seller on September 22, 2016. This complaint may potentially result in the reimbursement of or the assumption of this liability by the seller. This contingent asset is not included on the balance sheet.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company is disputing a tax and penalty assessment by the Spanish Taxing Authorities relating to Agel. Prior to Agel’s acquisition of the assets of Agel Enterprises LLC, Agel was assessed withholding taxes and income taxes along with penalties by the Spanish Tax Authorities, which asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010. As part of the acquisition, Agel agreed to assume this liability. Agel has vigorously disputed these claims on the basis that Agel believes they did not have permanent establishment, and therefore, any compensation paid to independent representatives should not have been subject to withholding taxes.

Agel filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid the income tax due and Agel has paid approximately $260,000 in good faith towards the disputed withholding tax liability to preserve the appeal process.

During the second quarter of 2014, Agel paid $420,000 to the Spanish Taxing Authorities toward its outstanding tax assessment. The Company did not make any payments in the third or fourth quarters of 2014. Although the Company has appealed this assessment by the Spanish Taxing Authorities and are rigorously defending our position, this payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected Agel’s European operations. Additionally, Agel has been assessed amounts owed for late interest on the withholding and income tax of €10,819 and €1,282, respectively ($11,799 and $1,398, respectively). The amount remains due if the appeal is unsuccessful, otherwise the payments made to date will be refunded to us. As of September 30, 2016, Agel maintained a liability of approximately $0.5 million in accrued liabilities for this disputed amount, which is reflected in our 2016 condensed financial statements.

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

Below, the Company is providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2015, provide additional disclosure for these supplemental risks and are incorporated herein by reference.

We have suffered operating losses since inception and we may not be able to achieve profitability.

The Company had an accumulated deficit of $(61.3) million as of September 30, 2016 and $(45.3) million as of December 31, 2015. Net losses attributable to JRjr33 totaled $(16.1) million for the nine months ended September 30, 2016 and $(7.6) million for the nine months ended September 30, 2015. The Company expects to continue to incur increasing expenses in the foreseeable future related to our long-term growth strategy to develop a large, diverse global company in the micro-enterprise sector. As a result, the Company is sustaining operating and net losses, and it is possible that the Company will never be able to achieve or sustain the revenue levels necessary to attain profitability.

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

Despite completing this filing, the Company expects to continue to face many of the risks and challenges the Company has experienced during our extended filing delay period, including:

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•
additional significant time and expense required to complete future filings and the process of maintaining the listing of our common stock on NYSE MKT beyond the significant time and expense the Company has already incurred in connection with our accounting review to date;

•	continued distraction of our senior management team and our board of directors as the Company works to complete future filings;

•	limitations on our ability to raise capital and make acquisitions; and

•	general harm to reputation as a result of the foregoing.

The Company has been notified by the Exchange that our common stock listing on the Exchange could be suspended or terminated on or after January 31, 2017 if the Company has not filed all of our outstanding periodic reports with SEC by that date. On April 15, 2016, July 8, 2016, August 23, 2016, November 22, 2016, and December 22, 2016, the Company received notifications from the Exchange that our failure to timely file our 2015 Form 10-K, March Form 10-Q, June Form 10-Q, and September Form 10-Q resulted in us being subject to the procedures and requirements of Section 1009 of the Company Guide and the Company was advised that in order to maintain our listing on the Exchange, the Company was required to submit to the Exchange a plan detailing actions the Company has taken, or would take, that would bring us into compliance with the continued listing standards by January 31, 2017.

Although the filing of this Form 10-Q prior to January 31, 2017 extended plan period brings us into compliance with the NYSE reporting standards and requirements, there can be no assurance that future filings will be filed on time.

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

Our failure to timely file with the SEC the 2015 Form 10-K, the March Form 10-Q, the June Form 10-Q, and the September Form 10-Q is an event of default under our senior secured note with Dominion. Dominion has agreed to waive each such event of default provided that the Company issues Dominion 50,000 shares of our common stock for each ten (10) business days that each filing is late. In addition, Dominion has provided a waiver such that the failure to comply with any other covenant set forth in Section 14 of the Note would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required; provided that the Company issues to Dominion 100,000 shares of its common stock; provided that such waiver shall not apply to any compliance failures that occur after January 1, 2017. The Company has cured our default with respect to the untimely filing of our 2015 Form 10-K, the filing of the March Quarterly Report, the filing of the June Quarterly Report, and after the filing of this Quarterly Report, the Company will have cured our default with respect to the untimely filing of our September 30, 2016 Form 10-Q. To date, the Company has issued 1,250,000 shares of common stock to Dominion for such failure to timely file these reports with the SEC.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of September 30, 2016 and December 31, 2015, the Company had approximately $832,000 and $5.3 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither September 30, 2016 nor December 31, 2015 did the Company have any investments in equity securities. However, the Company has from time to time and may in the future invest in equity securities. During the nine months ended September 30, 2016, the Company realized a gain on marketable securities of 12,000. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs. If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing. Any such additional funding may not be available or may only be available on unfavorable terms. As a result, we may find it necessary to significantly scale back our operations and/or discontinue many of our activities, which could negatively affect our business and prospects. In addition, our failure to timely file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, precludes us from being able to register our securities on a registration statement on Form S-3 for a one year period from the filing due date of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which will make it more difficult and expensive for us to register our common stock and attract additional capital. Therefore, without S-3 eligibility it will be unlikely that any warrant holders from our recent offering will pay cash if they effectuate their exercise within the next year.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our operating losses, negative cash flows from operations and accumulated deficit  raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements for the nine months ended September 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.  If we cannot raise adequate capital on acceptable terms or increase revenue from operations we will need to revise our business plans. We intend to fund operations by raising additional capital and increased sales; however that may be insufficient to fund our operations for the next twelve months. Therefore, we will need to seek additional sources of funding, such as additional financing, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to execute our intended business. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

JRjr33, Inc.
(Registrant)

Date:	December 30, 2016	By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	December 30, 2016	By:	/s/ John P. Walker

John P. Walker
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)