Form 10-K
period 2016-12-31
JRjr33, Inc.
filed 2017-10-18
CIK 1403085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended December 31, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-36755

JRjr33, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0534701 (I.R.S Employer Identification No.)
2950 North Harwood Street, 22nd Floor, Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(469) 913-4115
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $19,802,992, based on $0.90, the closing price of the Registrant's common stock reported by the NYSE American, LLC on that date.

As of October 18, 2017, 40,591,108 shares of the common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Documents incorporate by reference:
None.

Jrjr33, Inc.

PART I.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act,") that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A, "Risk Factors," and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" but are also contained elsewhere in this Annual Report. In some cases readers can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on the Company's current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond the Company's control, that could cause actual results to differ materially from those expressed, projected, or implied by the forward-looking statement. Such risks and uncertainties include the risks noted under "Item 1A Risk Factors."

Readers should refer to Item 1A. "Risk Factors" of this Annual Report for a discussion of important factors that may cause the Company's actual results to differ materially from those expressed or implied by forward-looking statements. As a result of these factors, the Company cannot assure readers that forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if forward-looking statements prove to be inaccurate, the inaccuracies may be material. In light of the significant uncertainties in these forward-looking statements, readers should not regard these statements as a representation or warranty by the Company or any other person that will achieve the objectives and plans in any specified time frame, or at all. The Company does not undertake any obligation to update any of the forward-looking statements.

Unless the context requires otherwise, references to "we," "us," "our," "the Company," "JRJR," and "JRJR Networks" refer to JRjr33, Inc. and its subsidiaries.

Item 1. Business

JRjr33, Inc. is a global platform of direct-to-consumer brands offering one "product," a business opportunity for independent sales representatives. The Company views itself as a place where independent sales representatives, around the world, can pursue earning opportunities at their own pace, using company-provided systems, including back office and e-commerce tools, to enhance their ability to serve customers. The Company provides an opportunity for the representatives to earn income for their families and have the freedom to decide how much time and effort to put into their business.

In April 2007, the Company was incorporated under the laws of Delaware under the name Cardio Vascular Medical Device Corporation. In June 2011, the Company converted to a Florida corporation. During the conversion, the Company changed its name to Computer Vision Systems Laboratories, Corp. On May 27, 2013, the Company once again changed its name, this time to CVSL Inc. ("CVSL"). On September 25, 2012, the Company completed an initial share exchange whereby the Company acquired 100% of the issued and outstanding capital stock of Happenings Communications Group, Inc., a magazine publisher, in exchange for 21,904,302 shares of the Company's common stock representing approximately 90.0% of the Company's issued and outstanding capital stock at such time. On October 16, 2014, the Company effected a 1-for-20 reverse stock split of the Company's authorized, issued, and outstanding common stock.. On March 7, 2016, the Company changed its name to JRjr33, Inc. and began doing business as JRjr Networks. Since January 28, 2016, the Company’s common stock has traded under the stock symbol "JRJR."'

Competition

The Company operates in an industry with numerous manufacturers, distributors, and retailers of consumer goods. The market for products is intensely competitive. Many competitors, such as Avon Products Inc., Tupperware Brands Corp. and others are significantly larger, have greater financial resources, and have more name recognition. The Company relies on the independent sales representatives to market and sell the products through direct marketing techniques. The ability to compete with other direct marketing companies depends greatly on the ability to attract and retain qualified independent sales representatives. In addition, the Company currently does not have significant patent or other proprietary protection, and competitors may introduce products with the same or similar ingredients. As a result, the Company may have difficulty differentiating products from competitors’ products and other competing products that enter the market. There can be no assurance that future operations would not be harmed as a result of changing market conditions and future competition.

JRJR Portfolio

The Company's disciplined acquisition strategy is derived from the industry knowledge and operating expertise of the management team, which the Company believes improves the ability to identify, evaluate, and integrate direct-to-consumer companies that can benefit from the Company’s resources, while contributing to the overall growth strategy. The year-over-year growth the Company has experienced is a result of revenue from acquisitions. The Company intends to continue to pursue opportunistic acquisitions and seeks to improve the financial condition of the business by identifying cost efficiencies across its platform of companies.

Below is the portfolio of companies in order of acquisition.

Happenings Communications Group ("Happenings") ("HCG")

Acquired on September 25, 2012, JRJR's first acquisition, Happenings, operating solely in the United States. Happening's monthly magazine showcases the best of Northeast Pennsylvania in high gloss and full color. Published monthly since 1969, the forty-plus year publication is available on the first of each month through paid subscription and complimentary distribution at 800 locations. Happenings is the only company in the portfolio that does not generate sales through independent sales representatives.

The Longaberger Company ("Longaberger") ("TLC")

On March 18, 2013, JRJR acquired a 51.7% interest in The Longaberger Company. In 1978, Dave Longaberger started selling Longaberger baskets through home shows, as he believed an educated home consultant would be the ideal way to showcase the craftsmanship of each basket and share the history of Longaberger and the tradition of quality with consumers.

Today, Dave’s traditions are carried on by John Rochon Jr.. The Longaberger Company remains a premier maker of handcrafted baskets and offers other home and lifestyle products, including pottery, wrought iron, and fabric accessories. The company is based in Frazeysburg, Ohio, and there are thousands of independent Home Consultants located in the United States and Australia who sell Longaberger products.

Your Inspiration at Home, Pty. Ltd. ("Your Inspiration at Home") ("YIAH")

Your Inspiration at Home was acquired on August 22, 2013. Based in Australia, YIAH is an innovative and award-winning direct-to-consumer company. YIAH sells hand-crafted spices, dip mixes, dukkahs, baking mixes, oils, and vinegars from all corners of the world. YIAH now operates in Australia, the United States, Canada, and New Zealand, the last three which were added through expansion since acquisition.

Tomboy Tools, Inc. ("TBT")

Acquired on October 1, 2013, Tomboy Tools, a former "Entrepreneur Magazine Top 100 Brilliant Company," is a provider of high-quality tools for women. Tomboy Tools, operating in both the United States and Canada, is a direct seller of ergonomically designed for women hand and power tools as well as security products and services.

Agel Enterprises, LLC ("Agel") ("AEI")

On October 22, 2013, JRJR acquired Agel Enterprises Inc. Operating in approximately 50 countries, Agel offers nutritional supplements that take advantage of suspension gel technology, a gel technology that forces the critical nutrients to remain suspended in gel, thus optimizing their absorption in the digestive track.

My Secret Kitchen Limited ("MSK")

My Secret Kitchen, acquired on December 31, 2013, operates in England and Ireland. The company, founded in 2007, is an award-winning, United Kingdom based, direct-to-consumer company. When combined with YIAH, the two have won over three hundred "Fine Food Awards" by offering unique food products utilizing only the finest of ingredients.

Paperly, LLC ("Paperly")

JRJR acquired its seventh company in 2013 with the acquisition of Paperly on December 31, 2013. Paperly, which operates only in the United States, offers custom stationery and paper gifts for sharing, which can be used as expressions of creativity, personality and community. Paperly was awarded two prestigious "DSA Ethos Awards" for product innovation in 2012.

Uppercase Living, LLC ("Uppercase Living") ("UAI")

Uppercase Living, founded in 2006, was acquired on March 13, 2014. Uppercase Living offers customizable vinyl expressions in the United States and Canada that create decorative mediums that allow individuals to transform their spaces into a reflection of themselves.

Kleeneze Limited ("Kleeneze")

On March 24, 2015, JRJR purchased one of the original home shopping businesses in the UK. Founded in 1923, Kleeneze has grown over the years and now operates in the U.K. and Ireland. After starting as a home solution provider, Kleeneze has expanded its product line to include health and beauty, electrical, housewares, Christmas, toys, gifts, garden, and personalized gifts.

Betterware Ltd. ("Betterware")

Betterware, the most recent acquisition, was acquired on October 15, 2015. Betterware, founded in the U.K. in 1928, offers a home shopping experience to consumers. Best known for its housewares and house care cleaning products, the range of products has grown over the years. Betterware now offers a wide range of contemporary, creative and problem solving housewares products including gifts, personal care, mobility and beauty, as well as outdoor and electrical products. Betterware currently services customers across the U.K. and Ireland.

Segments

The Company shows results for four operating segments, three of which qualify as reportable segments. The Company has grouped the operating segments into the following product offerings: "gourmet food," "nutritional and wellness," "home décor" and "other." Of these operating segments, the home décor segment, nutritional-and-wellness segment, and gourmet food segment qualify as reportable segments under the SEC reporting regulations.

Each identified reportable segment engages in business activities, incurs expenses, and produces revenue. The operating results of these segments are regularly reviewed by chief operating decision makers ("CODMs") and there is discrete financial information available for each unit. In addition, the gross revenue of each reportable segment, both external and inter-company, equates and/ or exceeds 10% of the Company's consolidated gross revenue. As such, the CODMs view these segments as appropriate for decision making purposes because they each represent a significant part of the business.

The following is a brief description of each reportable segment:

Home Décor - This segment consists of operations related to the production, sourcing, and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, beauty, outdoor, and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. Kleeneze, Betterware, Longaberger, and Uppercase Living are the primary subsidiaries involved in this reportable segment.

Nutritional and Wellness - This segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in approximately 50 countries, such as Italy, Russia, and Thailand. Agel is the primary subsidiary in this reportable segment.

Gourmet Food - This segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of the Company's markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

The Company notes that these three segments exceed 75% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

In addition to the reportable segments, the Company has included an "other" segment in all tables to provide increased transparency and ease the reconciliation process to the results found on the consolidated statements of operations. The "other" segment consists of operations related HCG, Paperly, and Tomboy Tools.

Geographic Area Financial Information

For financial information concerning the geographic areas in which the Company operates, see Part II, Item 8, Note (17), Segment Information, to the consolidated financial statements included in this report.

Significant Developments

The following is a summary of significant developments affecting the business that have occurred since filing the Annual Report on Form 10-K for the year ended December 31, 2015.

Gourmet Food

During 2016 and through the date of this filing, "gourmet food" segment experienced significant declines in revenue. In the short-term, the Company continues to expect revenue to decline compared to the comparable prior year. During the fiscal year ended December 31, 2016, the segment's revenue declined $5.6 million and its number of independent sales representatives decreased by 10,000 representatives.

Home Décor

The "home décor" segment has grown compared to the prior year, in large part due to the acquisitions of Kleeneze and Betterware during 2015. During the fiscal year ended December 31, 2016, the segment's revenue increased by $17.2 million. The number of independent sales representatives as of December 31, 2016, decreased to 25,000, a decline of 6,000 representatives compared to the number of representatives on December 31, 2015.

Nutritional and Wellness

The "nutritional and wellness" segment experienced a decline of $5.3 million in revenue during the fiscal year ended December 31, 2016, compared to the prior year. The number of independent sales representatives as of December 31, 2016, decreased by 1,000 representatives compared to the number of representatives on December 31, 2015. The Company expects the revenue and the number of independent sales representatives to decline during the fiscal year ended 2017, as the Company repositions Agel by focusing on markets that management views as better profit potential. The segment's independent sales representatives count went from 13,000 independent sales representatives at December 31, 2016, to 3,000 representatives as of September 30, 2017.

Publishing and Printing

The "publishing and printing" segment was previously reported in the 2015 Annual Report on Form 10-K. This former segment is now included in the "other" segment. There have been no significant developments that have occurred since the filing of the 2015 Annual Report of Form 10-K.

Marketing, Manufacturing and Distribution

Currently, the Company has sales in approximately 50 countries with the largest concentration of sales and independent sale representative based in the United States and Europe.

Direct Selling Industry

Direct selling is a well-established sales channel where products are marketed directly to customers, eliminating the need for middlemen, wholesalers, advertisers and retailers. The global direct selling market is a growing $184 billion industry, per the 2016 World Federation of Direct Selling Associations Annual Report. The U.S. portion of the industry alone exceeds $36 billion in annual sales. Worldwide, more than 103 million people are estimated to participate in direct selling. The World Federation of Direct Selling Associations lists the five largest direct selling markets in the world as the United States, China, Korea, Germany, and Japan.

Sales to Delivery Process

Orders are placed using the Internet, mail, telephone, fax, and directly with the Company's representatives at customer hosted events. Payments are processed, mostly via credit card, when orders are taken. Once the order is processed, products are manufactured, picked, and packaged for shipping at the respective company's distribution center. The products are then delivered to the customer using a local or national logistic company. In some markets, retail locations are utilized to serve representatives and customers.

Independent Sales Representatives

The independent sales representatives utilize marketing materials, including catalogues, and the Company's e-commerce platform to advertise products. Nearly all independent sales representatives have a personalized website for customers to place orders, which improves the order-processing accuracy and the efficiency of the independent sales representative's ability to run their business.

Representatives earn commissions by selling products to their customers. The Company generally does not have arrangements with end-users of products beyond the representatives. No individual representative accounts for more than 1% of revenues. The Company's primary method of increasing the number of independent sales representatives and the consumer base has historically been through the acquisition of direct selling companies.

The independent sales representatives are independent contractors, compensated based on the revenue generated for the Company, the performance of the representatives they recruit ("down-line representatives,") and their customers. Representatives do not receive a fee for recruiting down-line representatives. The representatives are responsible for the recruiting and training of their down-line representatives. The representatives have an incentive to recruit additional representatives in order to increase the potential revenue produced by their down-line. The independent sales representatives are compensated by their personal sales as well as the sales of their down-line representatives.

Raw Materials

The Company is not materially dependent on any single supplier for raw materials or finished goods. Raw materials are purchased from numerous domestic and international suppliers. Sufficient raw materials were available during the fiscal year 2016. The Company does not believe there will be any issues regarding the accessibility to raw materials. Alternative suppliers of raw materials are readily available if the current suppliers were to become unavailable.

Manufacturing

The Company currently manufactures select product offerings for the home décor and gourmet food segments. The Company operates manufacturing facilities in the United States and Australia. The largest manufacturing facility, is currently leased from NNN Raiders as part of the leaseback agreement discussed in Part II, Item. 8, Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report.

The Company primarily utilizes third party manufacturers to produce many of the products ordered. One of the largest third party manufactures during the fiscal year ended December 31, 2016 and December 31, 2015, was Actitech, which is owned by Michael Bishop, a member of the Board of Directors. Actitech supplied many of Agel's products out of a 600,000-square foot manufacturing facility in Sherman, Texas. As of the filing of this Annual Report on Form 10-K, Actitech is no longer supplying product to Agel.

For additional details, see Part II, Item. 8, Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

The Company believes that there are several alternative manufacturing suppliers that can be utilized if needed.

Distribution

To achieve economies of scale, optimal pricing, and uniform quality, the Company relies primarily on a few principal delivery companies for the delivery of goods. The Company believes that several alternative delivery suppliers exist that could replace the current suppliers, if needed.

Intellectual Property

The Company has acquired numerous registered trademarks relating to acquisitions that have been consummated and intend to maintain the acquired trademarks in markets that justify the cost of such compliance. The Company owns trademarks registered with the U.S. Patent and Trademark Office and in foreign jurisdictions. Registration of a trademark enables the registered owner of the trademark to bar the unauthorized use of the registered trademark in connection with similar products in the same channel of trade by any third-party in the respective country of registration, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

Under common law, the Company claims ownership and protection of certain product names, unregistered trademarks, and service marks. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is used. The Company believes these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of the brands and the effective marketing of products. The Company intends to maintain and keep current trademark registrations and to pay all applicable renewal fees as they become due that are necessary for the continued use in the business, as long as enough capital is available to do so and the renewal fees are justifiable for such cost of compliance. The right of a trademark owner to use its trademarks, however, is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. Therefore, the Company believes that these proprietary rights have been and will continue to be important for current and future operations. If for any reason the trademarks are not able to be maintained, sales of the related products bearing such trademarks could be materially and negatively affected. For more information, see Part I, Item 1A, Risk Factors.

The Company owns certain intellectual property, including trade secrets that seek to protect the intellectual property, in part, through confidentiality agreements with employees and other parties. None of the current product offerings are protected by patents, thus confidentiality agreements, and similar agreements, are often the only form of protection to the Company. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that adequate remedies for any breach exist, or that the trade secrets will not otherwise become known to or independently developed by competitors. Proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

The Company intends to protect the legal rights concerning intellectual property by all appropriate legal action. Consequently, the Company may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Government Regulation

The direct selling industry is subject to a number of federal and state regulations administered by the Federal Trade Commission ("FTC") and various state agencies in the United States, as well as regulations regarding direct selling activities in foreign markets.

Laws specifically applicable to direct selling companies generally are directed at preventing deceptive or misleading marketing and sales practices. These laws often include laws referred to as "pyramid" or "chain sales" scheme laws. These "pyramid" scheme laws are focused on ensuring that product sales ultimately are made to the end consumers and that advancement within a sales organization is based on sales of products and services, rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria.

The regulatory requirements concerning direct selling programs involve a high level of subjectivity and are subject to judicial interpretation. The Company is subject to the risk that these laws or regulations, or the enforcement or interpretation of these laws and regulations by governmental agencies or courts, can change. Any direct selling company owned or acquired in the future, could be found not to be in compliance with the current or newly adopted laws and/ or regulations in one or more markets, which could prevent the Company from conducting business in those markets and harm the prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price of the Company.

The Company maintains awareness of any pending judicial actions and investigations against other companies in the direct selling industry. Adverse decisions in these cases could impact the business if "pyramid" scheme laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on the direct selling industry in that representative market. The implementation of such regulations may be influenced by public attention directed toward a direct selling company, its products, or its direct selling program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict the business model, the Company's prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations may be materially adversely affected.

Products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the U.S. Food and Drug Administration ("FDA,") FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General, and other state regulatory agencies in the United States; and the Ministry of Health, Labor and Welfare in Japan, and similar government agencies in each market in which the Company operates.

Government authorities regulate advertising and product claims regarding the efficacy and benefits of products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market. There can be no assurance that the research and development efforts that would be undertaken to support the Company's claims will be deemed adequate for any particular product or claim. If the Company is unable to show adequate and reliable scientific substantiation for product claims, marketing materials, or the claims of the sales force that exceed the scope of allowed claims for nutritional supplements, spices, or skin care products, the FDA, or another regulatory authority could take enforcement action which could harm the business by requiring a revision of marketing materials, amendment of claims, or stoppage of product sales.

The Company trains the independent sales representatives on the regulations and attempts to monitor the sales representative’s marketing materials and claims. Even with these actions, the Company cannot ensure that all such representative activity and corresponding marketing materials comply with applicable regulations. If the independent sales representatives fail to comply with the restrictions, then the Company and the independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls, or relabeling requirements, any of which could harm the consolidated results of operations and/ or financial condition of the Company. Although the Company takes responsibility for the actions of the independent sales representatives, in such an instance, the Company would be dependent on a determination that the Company either controlled or condoned a non-compliant advertising practice. There can be no assurance that the Company could not be held vicariously liable for the actions of the independent sales representatives.

In the United States, FDA regulations on "Good Manufacturing Practices" and "Adverse Event Reporting" requirements for the nutritional supplement industry require the Company and suppliers to maintain a good manufacturing processes, including stringent supplier qualifications, ingredient identification, manufacturing controls and record keeping. The Company is also required to report serious adverse events associated with consumer use of products. The Company's operations could be harmed if regulatory authorities make determinations that the Company, or the suppliers, are not in compliance with these regulations or public reporting of adverse events harms the Company's reputation for quality and safety. A finding of non-compliance may result in administrative warnings, penalties, or actions impacting the Company's ability to continue selling certain products. In addition, compliance with these regulations has increased, and may further increase the cost of manufacturing certain products as the Company works with the suppliers to assure they are qualified and in compliance.

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states, and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies.

As a U.S. entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control, transfer pricing, and customs laws that regulate the flow of funds between the Company and subsidiaries for product purchases, management services, and contractual obligations, such as the payment of sales commissions.

Like companies that operate in similar product categories, from time to time, the Company receives inquiries from government regulatory authorities regarding the nature of the business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities, and other laws.

Human Resources

As of December 31, 2016 and December 31, 2015, the Company had approximately 499 and 582 employees, respectively, as measured by full-time equivalence. The employees are not represented by a union or any other collective bargaining group. The Company has a good relationship with its employees.

~~Executive Officers of the Registrant~~

~~The executive officers of the Company as of October 18, 2017 are set forth below.~~

~~Mr. John P. Rochon, age 66, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since September 25, 2012. Mr. Rochon, has more than three and a half decades of wide-ranging success in finance, operations, business planning, sales, brand-building, and marketing. He is a highly accomplished investor and business strategist. By the time he was 40 years old, Mr. Rochon was chairman and CEO of a Fortune 500 global consumer goods company, serving in that role for nearly a decade.~~

~~Mr. Rochon serves as the President of Rochon Capital Partners, Ltd. He serves as the General Partner and Chairman of Richmont Capital Partners. He is the Founder of Richmont Capital Partners I LP and serves as its General Partner and Chairman. He is General Partner of Richmont Capital Partners II. During the same period, he managed the growth of a portfolio of Richmont companies, in such varied industries as financial services, marketing, international trading, food services, and office supplies. His career has included significant international operating experience, including the planning and execution of a major global expansion into 37 countries on five continents. He is a leader in the global direct selling industry.~~

~~Mr. John P. Rochon, Jr., age 40, has served as Vice Chairman of the Board of Directors since May 1, 2014 and has served as a Director since December 3, 2012. He has served as the Company's Chief Financial Officer since May 26, 2017. Prior and concurrently to his time at the Company, Mr. Rochon served as the Vice Chairman and CEO of Richmont Holdings. Mr. Rochon brings to the Company capital market knowledge and experience as well as experience in financial analysis, mergers and acquisitions, technology, and experience in reviewing, structuring, and managing new business opportunities. After receiving his degree in Business Administration from Southern Methodist University, Mr. Rochon worked on Wall Street at JP Morgan Chase before returning to Dallas, where for more than a decade he has run the Rochons' family office.~~

Investor Information

Financial and other information about the Company is available on the Company's website at www.jrjrnetworks.com. The Company makes available on the website, free of charge, copies of the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). In addition, the Company has previously filed registration statements and other documents with the SEC. Any document filed may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, DC 20549, or at the SEC's Internet address at www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in the website and in the SEC's website is not intended to be a part of this filing. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors

Readers should carefully consider the following risks in evaluating our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. Readers should also refer to the other information set forth in this Annual Report on Form 10-K, including the information set forth in "Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the market price of our common stock could decline.

Our inability to file timely and accurate periodic reports has caused us to incur significant additional costs and may continue to affect our stock price and our ability to meet listing requirements going forward.

As a public company listed on the NYSE American stock exchange, the Company is required to file annual and quarterly periodic reports containing the financial statements with the SEC within prescribed periods of time and maintain a minimal stockholders' equity. As part of the NYSE American stock exchange listing requirements, the Company is also required to provide periodic reports, or make them available, to stockholders within prescribed periods of time. The Company has not been able to, and may continue to be unable to, maintain the required minimum stockholders' equity, produce timely financial statements, and file these financial statements as part of a periodic report in a timely manner with the SEC or in compliance with the NYSE American stock exchange listing requirements.

The Company expects to continue to face many of the risks and challenges which were experienced during the recent extended filing delay periods, including:

•
Continued concern on the part of customers, partners, investors, and employees about the consolidated financial condition and extended filing delay status, including potential loss of business opportunities;

•
Additional significant time and expense required to complete future filings and the process of maintaining the listing of the common stock on NYSE American beyond the significant time and expense the Company has already incurred in connection with the accounting review to date;

•	Continued distraction to the senior management team and board of directors as the Company works to complete future filings;

•	Obtaining the minimum level of stockholders' equity required by the NYSE American stock exchange;

•
Due to the limited capital available to the organization, the Company will continue to operate with a limited number of accounting personnel and professional resources that may continue to result in failures to timely complete filings.

•	Limitations on the ability to raise capital and make acquisitions; and

•
The material weaknesses identified by management continue to contribute to the delays in producing and filing the required periodic reports on a timely basis. Refer to Part II, Item 9A, for the discussion of management identified material weaknesses in internal accounting controls.

•	General harm to reputation as a result of the foregoing.

On April 15, 2016, July 8, 2016, August 23, 2016, November 22, 2016, and December 22, 2016, the Company received notifications from the Exchange that the failure to timely file the 2015 Form 10-K, March 2016 Form 10-Q, June 2016 Form 10-Q, and September 2016 Form 10-Q resulting in the Company being subject to the procedures and requirements of Section 1009 of the Company Guide and the Company was advised that in order to maintain the listing on the Exchange, the Company was required to submit to the Exchange a plan detailing actions the Company has taken, or would take, that would bring the Company into compliance with the continued listing standards by January 31, 2017. Upon filing of the September 2016 Form 10-Q on December 30, 2016, the Company regained compliance with the NYSE American; however, on January 10, 2017 the Company received notification from the NYSE American that it is not in compliance with the continued listing standards relating to stockholders’ equity as of September 30, 2016. The Company has failed to file this 2016 Form 10-K on time and there can be no assurance that future filings will be timely filed.

The failure to timely file with the SEC the 2015 Form 10-K, the 2016 March Form 10-Q, the 2016 June Form 10-Q, and the 2016 September Form 10-Q are events of default under the senior secured note with Dominion Capital ("Dominion.") Dominion agreed to waive each such event of default provided that the Company issued to Dominion 50,000 shares of common stock for each ten (10) business days that each filing was late. In addition, Dominion has provided a waiver such that the failure to comply with any other covenant set forth in Section 14 of the Dominion note would not constitute an event of default under the note, and that any further notice to Dominion under the note in respect of the same would not be required; provided that the Company issued to Dominion 100,000 shares of its common stock; provided that such waiver shall not apply to any compliance failures that occur after January 1, 2017. The Company has cured the default with respect to the untimely filing of the 2015 Form 10-K, the filing of the March 2016 Form 10-Q, the filing of the June 2016 Form 10-Q, and the filing of the September 2016 Form 10-Q by issuing 1,250,000 shares of common stock to Dominion for such failure to timely file these reports with the SEC.

On January 10, 2017, the Company received notification (the "Deficiency Letter") from the NYSE American that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity as of September 30, 2016. Specifically, the Deficiency Letter stated that the Company is not in compliance with Section 1003(a)(1) (requiring stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years); and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had a stockholders’ equity deficit of $(10.3) million as of September 30, 2016, and has reported net losses in its five most recent fiscal years. The Company was required to, and did, submit a plan to the NYSE American by February 9, 2017, advising of actions it has taken or will take to regain compliance with the continued listing standards by July 10, 2018. On March 17, 2017, the NYSE American notified the Company that it has reviewed the Company’s Plan and determined to accept the Plan and grant a Plan period through July 10, 2018. NYSE Regulation Staff will review the Company periodically for compliance with the initiatives outlined in the Plan.  If the Company is not in compliance with the continued listing standards by July 18, 2018, or if the Company does not make progress consistent within the Plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

On April 18, 2017, the Company received a letter from the NYSE American notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file this Annual Report on Form 10-K for the year ended December 31, 2016, with the Securities and Exchange Commission. The filing of this Form 10-K is a condition for the Company’s continued listing on the NYSE American as required by Sections 134 and 1101 of the NYSE Company Guide. The Company filed this Form 10-K on October 18, 2017. The Company submitted a plan to the NYSE American on May 18, 2017, advising of actions it has taken or will take to regain compliance with the continued listing standards. The Company has regained compliance with the NYSE American listing standards by filing this Form 10-K with the SEC prior to October 18, 2017. The letter from the NYSE American also notes that the NYSE American may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

If the common stock listing on the Exchange is suspended or terminated, or if the stock is removed as a component of certain stock market indices, the stock price could materially suffer. In addition, the Company or members of management could be subject to investigation and sanctions by the SEC and other regulatory authorities. Any or all of the foregoing could also result in the commencement of stockholder lawsuits against the Company. Any such litigation, as well as any proceedings that could in the future arise as a result of a filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of business, and could have a material adverse effect on the business, consolidated financial condition, and consolidated results of operations, and may expose the Company to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance.

We have suffered operating losses since inception and we may not be able to achieve profitability.

The Company had an accumulated deficit of $76.2 million as of December 31, 2016 and $45.3 million as of December 31, 2015. Net losses attributable to JRjr33 totaled $31.0 million for the fiscal year ended December 31, 2016 and $13.1 million for the fiscal year ended December 31, 2015. The Company expects revenues from the existing portfolio of businesses to continue to decline during the fiscal year ended December 31, 2017 compared to the fiscal year ended December 31, 2016 as a result of the repositioning of Agel and the continual revenue decline of some of the businesses in the existing portfolio. As a result, the Company is sustaining operating and net losses, and it is possible that the Company may never be able to achieve or sustain the revenue levels necessary to attain profitability.

We rely upon our existing cash balances and cash flow from operations to fund our business and if our cash flow from operations is inadequate, we will need to continue to raise capital through a debt or equity financing, if available, or curtail operations.

On October 18, 2017, the Company and Rochon Capital Partners negotiated a Funding Request Agreement. The agreement provides the Company funding in the event of a cash shortfall of the Company through October 31, 2018. The Company's evaluation as a going concern is heavily dependent upon the funding set forth in this agreement.

Excluding the funding request agreement, the adequacy of the Company's cash resources to continue to meet future operational needs depends, in large part, on the ability to increase product sales and/or reduce operating costs. The Company has used a significant portion of its cash and marketable securities in the fiscal year ended December 31, 2016 to fund the Company's operating loss. If the Company is unsuccessful in generating positive cash flow from operations, the Company could exhaust the available cash resources and be required to secure additional funding through a debt or equity financing. Any such additional funding may not be available or may only be available on unfavorable terms. In addition, the failure to timely file the Annual Report on Form 10-K for the year ended December 31, 2015, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 ("March Form 10-Q,") the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 ("June Form 10-Q,") the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 ("September Form 10-Q,") and the Annual Report on Form 10-K for the year ended December 31, 2016, precludes the Company from being able to register securities on a registration statement on Form S-3 for a one year period from the filing due date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which will make it more difficult and expensive to register common stock and attract additional capital. The Company’s warrant holders have a right to a cashless exercise if at the time of exercise a registration statement registering their underlying shares of common stock is not effective, and currently the Company’s registration statement on Form S-3 that originally registered the underlying shares of common stock is not effective.Therefore, without S-3 eligibility it will be unlikely that any warrant holders from the offering will pay cash if they effectuate their exercise within the next year.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The Company's operating losses, negative cash flows from operations and accumulated deficit raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the fiscal year ended December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to fund operations by raising additional capital, increase sales, and by relying on the Funding Request Agreement; however, that may be insufficient to fund operations for the next twelve months from the filing date of this Annual Report on Form 10-K. Therefore, the Company may need to seek additional sources of funding, such as additional financing, which may not be available on favorable terms, if available at all. If the Company does not succeed in raising additional funds on acceptable terms, the Company may be unable to execute the intended business.

Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

The ability to satisfy debt obligations and repay or refinance maturing indebtedness will depend principally upon future operating performance. The Company is required to make monthly payments under the promissory notes that mature on October 22, 2018 and February 14, 2023 that have principal balances of $778,000 and $2.8 million, respectively as of December 31, 2016. In addition, the Company was required to make monthly interest payments on senior secured debt to HSBC Bank PLC in connection to the acquisition of Kleeneze. The HSBC note matured, and was subsequently paid-in-full, on May 19, 2017. As of December 31, 2016, the HSBC note had a balance of $2.5 million that was fully secured by cash shown on the consolidated balance sheet under the 'Other current assets.' As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond the Company's control, will affect the ability to make payments on and to refinance the debt. If the Company does not generate sufficient cash flow from operations to satisfy debt service obligations, the Company may have to undertake alternative financing plans, such as refinancing or restructuring the debt, incurring additional debt, issuing equity or convertible securities, reducing discretionary expenditures, and selling certain assets (or combinations thereof). The ability to execute such alternative financing plans will depend on the capital markets and the consolidated financial condition of the Company at such time. In addition, the ability to execute such alternative financing plans may be subject to certain restrictions under the existing indebtedness. Any refinancing of debt could be at higher interest rates and may require the Company to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict the business operations. The inability to generate sufficient cash flow to satisfy debt service obligations, or the inability to refinance debt obligations on commercially reasonable terms or at all, would have a material adverse effect on the business, prospects, consolidated financial condition, liquidity, consolidated results of operations and cash flows.

The failure to comply with the terms of our outstanding senior secured convertible notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

The Company issued $4.0 million of senior secured convertible notes to an accredited investor in November 2015 that is secured by substantially all of the Company's assets and those of the subsidiaries. In connection with the failure to timely file the 2015 Form 10-K, the 2016 March Form 10-Q, 2016 June Form 10-Q, and the 2016 September Form 10-Q, the Company has issued an aggregate of 1,250,000 shares of its common stock in 2016 to Dominion.

The Company also issued convertible notes in the principal amount of £3.7 million ($5.8 million at the date of issuance) in connection with the October 2015 acquisition of Betterware. The $4.0 million senior secured note matured on May 19, 2017 (and paid-in-full) and the £3.7 million ($5.8 million at the date of issuance) in convertible notes issued matures in October 2018. The senior secured notes require, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. The notes require the Company to maintain a listing on the NYSE American. If the Company is not able to do so or if the NYSE American commences the delisting process, the notes would be in default. If the Company fails to comply with the terms of the senior secured convertible note and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their note. In addition, in the event the Company fails to comply with the terms of the £3.7 million ($5.8 million at the date of issuance) in convertible notes, the note holders also could declare a note default and if the default were to remain uncured, as a creditor they would have the right to proceed against the Company's assets subject to the first priority of secured creditors. Any action by the secured or unsecured creditors to proceed against the Company's assets would likely have a serious disruptive effect on the business operations. The Company last made its monthly payment, as of the filing of this Annual Report on Form 10-K, on the January 2017 principal portion.

The failure to comply with the terms of our operating and capital leases could result in a default under the terms of the lease and disruptions to our business which would likely harm our business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price.

The Company utilizes capital leases, property leases, and equipment leases during the normal course of business. The property leases include the rent of facilities such as the Company's corporate headquarters, while the equipment leases mostly include office equipment and vehicles leases. If for any reason the Company would be deemed to be in breach of any of the agreements due to a lack of making timely payments that were agreed upon in the lease or for some other reason, the Company may suffer disruptions to the ordinary course of business which would likely harm the Company's business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price. The Company may also receive a default notice under the terms of the lease which could trigger cross defaults with other debt held by the Company.

On March 14, 2017, Agel received an eviction notice on the Utah office lease. Agel vacated the premises on March 17, 2017. In addition, the Company is currently in default on the sale leaseback agreement described in Part II, Item 8, Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report. The sale leaseback agreement is a property lease for TLC's manufacturing, distribution, and retail store located in Frazeysburg, Ohio. If the landlord were to exercise its rights under the agreement, TLC would have to vacate the properties which would cause a significant disruption to the business and likely affect the Company's business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price.

We may not have sufficient property, casualty, and workers compensation insurance to cover future claims.

The Company uses insurance to manage a limited number of risks. The Company is not fully insured on a number of risks such as damage or destruction of personal property and casualty liability, legal liability, professional liability, workers compensation liability, umbrella liability, cargo liability, product liability, and other liability. For those risks that are insured, the Company also faces the risk that the insurer may default on its obligations or that the insurer may refuse to honor them. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation. In addition, due the the limited insurance coverage maintained by the Company, the Company may not comply with mandated minimum insurance requirements set forth by local authorities in places of operation.

If a material claim were filed for any such liabilities not insured by the Company and judgment is entered against the Company, it is possible the Company may not have the financial resources to settle such claims.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The stated growth strategy is to acquire companies, some of which may not have invested in or have adequate systems or financial and operational staffing to meet public company financial reporting standards. The Company reviews the financial reporting and other systems that each company has. However, in many cases, the financial systems that are in place may not be as robust as needed. In addition, the Company lacks the infrastructure necessary to overcome the weaknesses. The Company cannot provide readers with assurance that the Company's accounting department has or will maintain adequate resources to ensure that the Company will not have any future material weaknesses in the Company's system of internal controls.

The Company has identified many material weaknesses in the overall control environment. The Company’s extensive material weaknesses identified caused the Company to miss the filing dates of the periodic reports required by the SEC and NYSE American stock exchange listing requirements. Should the Company fail to maintain or implement adequate controls, readers could lose confidence in the reliability of the Company's internal control over financial reporting and in the accuracy of the periodic reports filed under the Exchange Act and the ability to obtain additional financing could be impaired. A lack of investor confidence in the reliability and accuracy of the public reporting could cause the Company's stock price to decline.

The Company has attempted to and will need to continue to thoroughly reevaluate the control environment and implement the appropriate remediation actions to have an effective control environment:

•
The Company will need to evaluate the existing accounting personnel and evaluate their abilities so the Company can hire the appropriate accounting personnel with the experience commensurate with maintaining an effective control environment required for a publicly traded company with international operations. The hiring of competent experienced accounting personnel is a challenge for the Company due to the Company's history of ongoing losses and the Company's budgeted resources in an ever pursuant cost reduction environment.

•	The Company needs to perform a risk assessment to identify all of the risks and address these risks with the appropriate processes and controls necessary to maintain an effective control environment.

•	The Company needs to implement processes and controls over the consolidation process.

•	The Company needs to implement reconciliation and review and approval processes over all material accounts in the financial statements.

•	The Company needs to implement processes and controls to ensure all inventory received is appropriately accounted for in the financial statements.

•	The Company needs to implement a reconciliation, review and approval process for all adjusting journal entries made to the Company’s financial statements.

•
The Company needs to ensure there is sufficient accounting personnel to identify and resolve complex accounting issues. Conversely, the Company has experienced a high employee turnover in its accounting department and does not have sufficient resources to address these complex accounting issues.

•	The Company needs to develop processes and control activities that maintain the appropriate segregation of duties.

•	The Company needs to develop controls to ensure ERP system conversions are appropriately converted and all data is included in the new ERP system.

•	The Company needs to develop a plan over the segregation of cash controls.

•	The Company needs to develop the right processes, hire the right personnel, and implement the right control activities to ensure the Company is maintaining an effective control environment.

The Company has worked to develop a plan to address some of these weaknesses but cannot assure investors that capital will be available to implement such changes. There can be no assurances because of the Company's losses that funds will be available to invest in the remediation of these weaknesses.

Our investments in marketable securities are subject to market risks, which may result in losses.

As of December 31, 2016 and December 31, 2015, the Company had approximately $389,000 and $5.3 million in marketable securities, respectively, invested primarily in a diversified portfolio of liquid bonds. At neither December 31, 2016 nor December 31, 2015 did the Company have any investments in equity securities. However, the Company has from time to time and may in the future invest in equity securities. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on the results of operations.

Our business is difficult to evaluate because we have expanded within the last two years, and intend to continue to expand, our product offerings and customer base.

Due to the Company's primary growth strategy of increasing revenue through acquisitions of other direct-to-consumer companies, and creating partnerships with companies that are engaged in business related to the direct-to-consumer industry, it may be difficult for readers to analyze the results of operations, identify historical trends, or even to make quarter-to-quarter comparisons because the Company has operated many of the acquired businesses for a relatively limited time and intend to continue to expand product offerings. The growth strategy, as well as each business acquired, is subject to many of the risks common to newly acquired enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. Considering the stage of the Company's development, no assurance can be given that the Company will be able to consummate the business strategy and plans, as described herein, that the activities will be successful or that financial, technological, market, or other limitations will not force us to modify, alter, significantly delay, or significantly impede the implementation of the plans.

We may be unsuccessful in identifying suitable acquisition candidates and secure the necessary financing to close the transaction which may negatively impact our growth strategy.

There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. The failure to successfully identify suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms is likely to have an adverse effect on the prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price as the primary growth strategy is based on increasing the acquisitions of, or entering into strategic transactions with direct selling companies, and potentially companies engaged in other direct-to-consumer related businesses. The Company is continually evaluating acquisition opportunities available that the Company believes will fit the acquisition strategy, namely companies that can increase the size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities.

We may seek to finance acquisitions or develop strategic relationships which may dilute the interests of our shareholders.

The financing for future acquisitions could dilute the interests of shareholders, result in an increase in indebtedness, or both. The issuance of common stock in the offering completed in March 2015 (the "Offering") resulted in dilution to existing shareholders and the issuance of additional shares of common stock upon the exercise of any Warrants issued in the Offering will result in additional dilution to current shareholders. In addition, an acquisition, financing or other strategic transaction could adversely impact cash flows and/or operating results, and dilute shareholder interests, for a number of reasons. For example, the financing of the Betterware transaction and the senior secured convertible note that the Company issued in November 2015 each allow for the payment of certain obligations under such convertible note with shares of common stock which may dilute existing stockholders. Other reasons may include:

•	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

•	Any issuance of securities in connection with an acquisition or other strategic transaction which dilutes the current common stock holders.

We may be unsuccessful in integrating the business operations of our subsidiaries or any new businesses we acquire, which, if it were to occur, would negatively impact our growth strategy.

In the past, the Company's operations have been expanded via the acquisition of direct-selling businesses and engaging in the sale of new products through new distributors. The Company continues the process of integrating the operations of the entities acquired. There is a risk that the Company will be unable to successfully integrate the acquired businesses with the current management and structure. The Company is based in Dallas, Texas, and several of the businesses the Company acquired are based in other locations such as Europe, making the integration of newly acquired businesses challenging, including the generation of data required for the preparation and filing of the financial statements. The Company's estimates of capital, personnel and equipment required for the businesses are based on the historical experience of management and businesses they are familiar with.

The Company's primary growth strategy is based on increasing acquisitions of, or entering strategic transactions with direct selling companies, and potentially companies engaged in other direct selling related businesses. The failure to successfully complete the integration of the businesses acquired could have an adverse effect on prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price. The integration of acquired entities may include the following challenges:

•	Assimilating business operations, products and personnel with existing operations, products and personnel;

•	Estimating the capital, personnel and equipment required for the acquired business based on the historical experience of management;

•	Minimizing potential adverse effects on existing business relationships with other suppliers and customers;

•	Successfully developing and marketing the acquired entity’s products and services;

•	Entering a market in which the Company has limited prior experience; and

•	Coordinating efforts throughout various distant localities and time zones where the acquired entities are based.

The growth strategy will be subject to many of the risks common to new enterprises, including the ability to implement a business plan, market acceptance of proposed products and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and the ability to generate profits. The Company can not make any assurance that the Company will be able to consummate the Company's business strategy and plans, that the Company's activities will be successful, or that the Company's financial, technological, market, or other limitations will not force the Company to modify, alter, significantly delay, or significantly impede the implementation of the plans.

The diversion of management’s attention and costs associated with acquisitions may have a negative impact on our business.

If management’s attention is diverted from the management of the existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations of the existing businesses may suffer. The Company may also incur unanticipated costs in connection with pursuing acquisitions and strategic transactions.

Acquisitions may subject us to additional unknown risks which may affect our customer retention and cause a reduction in our revenues.

In completing prior acquisitions and any future acquisitions, the Company has and will rely upon the representations and warranties and indemnities made by the sellers with respect to each such acquisition as well as the due diligence investigation. The Company cannot assure that such representations and warranties will be true and correct or that the due diligence will uncover all materially adverse facts relating to the consolidated results of operations and financial condition of the acquired companies or their customers. To the extent that the Company is required to pay the debt obligations of an acquired company, or if material misrepresentations exist, the Company may not realize the expected benefit from such acquisition and the Company will have overpaid in cash and/or stock for the value received in that acquisition.

We may have difficulty managing future growth.

Since the Company commenced operations in the direct-to-consumer business, the business has grown through the acquisition of revenue while the Company tries to stabilize the organic businesses. There can be no assurance that conflicts of interest will not arise with respect to John P. Rochon’s and John Rochon, Jr.’s ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company. On December 1, 2014, the Amended Share Exchange Agreement became effective, which limits Rochon Capital’s right to be issued the Second Tranche Stock solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of common stock.

Furthermore, the issuance of the Second Tranche Stock in accordance with the terms of the Amended Share Exchange Agreement would have a further dilutive effect.

Assuming the issuance of the Second Tranche Stock occurs, the number of outstanding shares of common stock would increase to in excess of 60,000,000, with approximately 190,000,000 shares of common stock available for issuance and John P. Rochon, together with John Rochon, Jr., would beneficially own approximately 75.9% of outstanding shares of common stock. In the event the Second Tranche Stock becomes issuable, 25,240,676 additional shares of common stock will be issued. The perception that such further dilution could occur may cause the market price of the common stock to decline.

We depend heavily on John P. Rochon and John Rochon, Jr., and we may be unable to find a suitable replacement for either of them if we were to lose their services.

The Company is heavily dependent upon John P. Rochon, the Chief Executive Officer and Chairman of the Board and John Rochon, Jr., the Vice Chairman of the Board. The loss or unavailability of either of them could have a material adverse effect on the prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price because of the unique industry experience and success they contribute to the Company.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services as we do not have the internal capabilities to provide such services, and many of our employees are also employees of such affiliated entities.

The Company utilizes the services of Richmont Holdings, Inc. ("Richmont Holdings,") a private investment and business management company owned 100% by John P. Rochon, under a reimbursement of services agreement pursuant to which Richmont Holdings provides transactions and consulting services. The Company has entered into an agreement with Richmont Holdings to reimburse Richmont Holdings for certain expenses incurred by the Company in connection with the access to certain of its personnel, financial analysis personnel, strategy assistance, marketing advice, taxation advice, and assorted other services related to day-to-day operations and the efforts to acquire and manage direct-to-consumer companies. The Company continues to rely upon Richmont Holdings for advice and assistance in areas related to identification, analysis, financing, due diligence, negotiations and other strategic planning, accounting, tax and legal matters associated with potential acquisitions. Richmont Holdings and its affiliates have experience in the above areas. There can be no assurance that the Company can successfully develop the necessary expertise and infrastructure without the assistance of these affiliated entities.

On October 18, 2017, the Company entered into a related party agreement with Rochon Capital Partners to provide short term funding of cash shortages arising in the ordinary course of business through October 31, 2018. This agreement is further discussed in Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

Certain of our subsidiaries are dependent on their key personnel.

The loss of the key executive officers of certain subsidiaries would have a significant adverse effect on the operations of the affected subsidiary and its prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations. Although major decision making policies are handled by the Company’s senior management, certain subsidiaries are primarily dependent upon their founder and/or Chief Executive Officer for their leadership roles with the respective sales forces. The Company has lost the services of several of these individuals from material subsidiaries in the past year. Readers should expect to see a reduction in resources associated with this change. The loss of additional individuals could have a negative impact on revenue and sale representative recruiting. The Company believes it is critical to retain certain key leaders of the acquired businesses, however there can be no assurance that the Company will be successful in attracting and retaining the key personnel of an acquired business.

During 2017, due to organizational restructuring, the Company’s Vice Chairman of the Board, John Rochon Jr., began managing Agel and YIAH.

Our failure to establish and maintain qualified representatives and sales leader relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

The Company distributes products exclusively to and through independent sales representatives. The Company depends upon them directly for substantially all of the Company's revenue. The independent sales representatives, including the sales leaders, may voluntarily terminate their representative agreements with the Company at any time. In general, to increase the revenue of a Company in this industry, the Company must increase the number of, or the productivity of, the independent sales representatives. Accordingly, the success of the Company depends in significant part upon the ability to recruit, retain and motivate a large base of independent sales representatives. The loss of a significant number of independent sales representatives for any reason could negatively impact the Company's product sales and could impair the Company's ability to attract new independent sales representatives. During the fiscal year ended December 31, 2016, the number of independent sales representatives decreased from 63,000 to 46,000 as compared to the fiscal year ended December 31, 2015. The revenue was significantly impacted as a result of this decline in the number of independent sales representatives In the Company's efforts to attract and retain independent sales representatives, the Company competes with other network marketing organizations, including those in the "gourmet food," "nutritional and wellness," "home décor" product industries. The Company's operating results could be harmed if existing and new business opportunities and products do not generate sufficient interest to retain existing and attract new independent sales representatives.

The Company has a high turnover rate of independent sales representatives, which is a common characteristic found in the direct selling industry. The contracts signed by the Company's independent sales representatives enable them to terminate their service at any time.

The ability to remain competitive and maintain and expand the business depends, in significant part, on the success of the subsidiaries in recruiting, retaining, and incentivizing their independent sales representatives through an appropriate compensation plan, the maintenance of an attractive product portfolio and other incentives, and innovating the direct-to-consumer model. The Company cannot ensure that the strategies for soliciting and retaining the representatives of the subsidiaries or any direct-to-consumer company acquired in the future will be successful, and if they are not, the Company's prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price could be negatively affected.

Several factors affect the ability to attract and retain independent sales representatives, including:

•	On-going motivation of independent sales representatives;

•	General economic conditions;

•	Significant changes in the amount of commissions paid;

•	Public perception and acceptance of the industry, business and products;

•	Ability to provide proprietary quality-driven products that the market demands;

•	Competition in recruiting and retaining independent sales representatives; and

•	Public perception of the Company.

Changes to our compensation arrangements could be viewed negatively by some independent sales representatives and could cause failure to achieve desired long-term results and increases in commissions paid could have a negative impact on profitability.

The payment of commissions and incentives, including bonuses and prizes, is one of the Company's most significant expenses. The Company closely monitors the amount of the commissions and incentives paid as a percentage of net revenues, and may periodically adjust the compensation plan to better manage these costs.

The Company may modify components of the compensation plans from time to time in an attempt to remain competitive and attractive to existing and potential independent sales representatives including modifications to:

•	Address changing market dynamics;

•	Provide incentives to independent sales representatives that are intended to help grow the business;

•	Conform to local regulations; and

•	Address other business needs.

Because of the size of the sales force and the complexity of the compensation plans, it is difficult to predict how independent sales representatives will view such changes and whether such changes will achieve their desired results. Furthermore, any downward adjustments to commissions and incentives may make it difficult to attract and retain independent sales representatives or cause us to lose some of the existing independent sales representatives. There can be no assurance that changes to the compensation plans will be successful in achieving target levels of commissions and incentives as a percentage of net revenues and preventing these costs from having a significant adverse effect on earnings.

Our business operates in an industry with intense competition.

The business operates in an industry with numerous manufacturers, distributors and retailers of consumer goods. The market for products is intensely competitive. Many competitors, such as Avon Products Inc., Tupperware Brands Corp. and others are significantly larger, have greater financial resources, and have more name recognition. The Company relies on the independent sales representatives to market and sell the products through direct marketing techniques. The ability to compete with other direct marketing companies depends greatly on the ability to attract and retain qualified independent sales representatives. In addition, the Company currently does not have significant patent or other proprietary protection, and competitors may introduce products with the same or similar ingredients. As a result, the Company may have difficulty differentiating products from competitors’ products and other competing products that enter the market. There can be no assurance that future operations would not be harmed as a result of changing market conditions and future competition.

We and our subsidiaries generally conduct business in one channel.

The principal business is conducted worldwide in one channel, the direct-to-consumer channel. Products and services of direct-to-consumer companies are sold to retail consumers. Spending by retail consumers is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices, labor strikes and consumer confidence, all of which are beyond the Company's control. The Company may face economic challenges because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things.

Changes in consumer purchasing habits, including reducing purchases of a direct-to-consumer company’s products, or reducing purchases from representatives or buying products in channels other than direct-to-consumer, such as retail, could reduce the Company's sales, impact the ability to execute the business strategy or have a material adverse effect on the prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations.

Direct selling companies are subject to numerous laws.

The direct-to-consumer industry is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as regulations regarding direct-to-consumer activities in foreign markets. Laws specifically applicable to direct-to-consumer companies generally are directed at preventing deceptive or misleading marketing and sales practices, and include laws often referred to as "pyramid" or "chain sales" scheme laws. These "anti-pyramid" laws are focused on ensuring that product sales ultimately are made to end consumers and that advancement within a sales organization is based on sales of products and services rather than investments in the organization, recruiting other participants, or other non-retail sales-related criteria. The regulatory requirements concerning direct-to-consumer programs involve a high level of subjectivity and are subject to judicial interpretation. The Company is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Any direct-to-consumer company that is owned or acquired in the future, could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting business in these markets and harm the Company's prospects, business activities, consolidated cash flow, consolidated financial condition, consolidated results of operations, and stock price. The Company's is aware of pending judicial actions and investigations against other companies in the direct-to-consumer industry. Adverse decisions in these cases could impact the business if direct-to-consumer laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling. The implementation of such regulations may be influenced by public attention directed toward a direct-to-consumer company, its products or its direct-to-consumer program, such that extensive adverse publicity could result in increased regulatory scrutiny. If any government were to ban or restrict the business model, the Company's prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations may be materially adversely affected.

We are subject to numerous government regulations.

Products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration, the FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorney Generals and other state regulatory agencies in the United States, and similar government agencies in each market in which the Company operates. Government authorities regulate advertising and product claims regarding the efficacy and benefits of the products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts undertaken to support the Company's claims will be deemed adequate for any particular product or claim. If the Company is unable to show adequate and reliable scientific substantiation for product claims, or marketing materials, or the claims of the sales force that exceed the scope of allowed claims for nutritional supplements, spices, or skin care products, the FDA, or other regulatory authorities could take enforcement action which could harm the business by requiring a revision of marketing materials, amendment of claims, or stoppage of product sales.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and the research and development focus on skin care products and dietary supplements, there is a risk that the Company could receive a warning letter, be required to modify product claims or take other actions to satisfy the FDA if the FDA determines any marketing materials include improper structure/function claims for cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some competitors after the competitors received these FDA warning letters. There can be no assurance that the Company will not be subject to governmental actions or class action lawsuits, which could harm the business.

There are an increasing number of laws and regulations being promulgated by the U.S. government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies.

As a U.S. entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between the Company and subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

The failure of the representatives of our subsidiaries to comply with laws, regulations and court decisions creates potential exposure for regulatory action or lawsuits against us.

Because the representatives that market and sell products and services are independent contractors, and not employees, the Company has limited control over their actions. In the United States, the direct-to-consumer industry and regulatory authorities have generally relied on the implementation of a company’s rules and policies governing its direct-to-consumer sales field, designed to promote retail sales, protect consumers, prevent inappropriate activities and distinguish between legitimate direct-to-consumer plans and unlawful pyramid schemes, to compel compliance with applicable laws. The Company maintains compliance measures to identify specific complaints against representatives and to remedy any violations through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. Because of the significant number of representatives' subsidiaries have, it is not feasible for the subsidiaries to monitor the representatives’ day-to-day business activities. The Company must maintain the "independent contractor" status of representatives and, therefore, have limited control over their business activities. As a result, the Company cannot insure that the representatives will comply with all applicable rules and regulations, domestically or globally. Violations by the representatives of applicable laws or of the policies and procedures in dealing with customers could reflect negatively on the Company's prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations, including the business reputation, and could subject the Company to fines and penalties. In addition, it is possible that a court could hold the Company civilly or criminally accountable based on vicarious liability because of the actions of the representatives.

Although the physical labeling of products is not within the control of the representatives, the representatives must nevertheless advertise the products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Foods, nutritional supplements and skin care products are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made about the products. The treatment or cure of disease, for example, is not a permitted claim for these products. While the Company trains the independent sales representatives and attempts to monitor the sales representatives’ marketing materials, the Company cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If the Company's independent sales representatives fail to comply with these restrictions, then the Company and the independent sales representatives could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm the Company's consolidated results of operations and financial condition. Although the Company expects that responsibility for the actions of the independent sales representatives in such an instance would be dependent on a determination that the Company either controlled or condoned a non-compliant advertising practice, there can be no assurance that the Company could not be held vicariously liable for the actions of the independent sales representatives.

The United Kingdom’s vote to exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. Following the referendum, it is expected that the British government will initiate negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect the Company's business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm the Company's business and financial results.

Our operations could be harmed if we are found not to be in compliance with Good Manufacturing Practices.

In the United States, FDA regulations on "Good Manufacturing Practices" and "Adverse Event Reporting" requirements for the nutritional supplement industry require the Company and suppliers to maintain good manufacturing processes, including stringent supplier qualifications, ingredient identification, manufacturing controls and record keeping. The ingredient identification requirement, which requires the Company to confirm the levels, identity and potency of ingredients listed on the product labels within a narrow range, is particularly burdensome and difficult for the Company with respect to the cosmetic products which contains many different ingredients. The Company is also required to report serious adverse events associated with consumer use of products. The Company operations could be harmed if regulatory authorities make determinations that the Company, or suppliers, are not in compliance with these regulations or public reporting of adverse events harms the reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting the ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain products as the Company works with the suppliers to assure they are qualified and in compliance.

Furthermore, the Company is self-insured with respect to product liability claims. If a material claim were filed and judgment is entered against the Company, it is possible the Company may not have the financial resources to settle such claims.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies could harm our prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations.

The number of representatives and the results of operations may be affected significantly by the publics' perception of the Company and its subsidiaries and of similar companies. This perception is dependent upon opinions concerning:

•	The safety and quality of products, components and ingredients, as applicable;

•	The safety and quality of similar products, components and ingredients, as applicable, distributed by other companies’ representatives;

•	Marketing program;

•	The business of direct-to-consumer companies generally;

•	The financial condition of the Company; and

•	Industry discussion regarding the Company's commission and incentive plans.

Adverse publicity concerning any actual or purported failure of the subsidiaries or of their representatives to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of the marketing program, the licensing of the products for sale in target markets or other aspects of the business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill and could negatively affect the ability to attract, motivate and retain representatives, which would negatively impact the ability to generate revenue.

If we are unable to develop and introduce new products that gain acceptance from our customers and representatives, our business could be harmed.

The Company's continued success depends on the ability to anticipate, evaluate, and react in a timely and effective manner to changes in consumer spending patterns and preferences. The Company must continually work to discover and market new products, maintain and enhance the recognition of the brands, achieve a favorable mix of products, and refine the approach as to how and where products are marketed and sold. A critical component of the business is the ability to develop new products that create enthusiasm among the independent sales representatives and ultimate customers. If the Company is unable to introduce new products, the independent sales representatives’ productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm the results of operations. Factors that could affect the ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit the ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

A general economic downturn, a recession globally or in one or more of our geographic regions or other challenges may adversely affect our business and our access to liquidity and capital.

A downturn in the economies in which products are sold, including any recession in one or more of the geographic regions, or the current global macro-economic pressures, could adversely affect the business and the Company's access to liquidity and capital. The Company could experience a decline in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on liquidity and capital resources, including the ability to raise additional capital and maintain credit lines and offshore cash balances.

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond the Company's control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of products. The Company could face continued economic challenges in the current fiscal year if customers continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit or sharply falling home prices, among other things.

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Some of the nutritional supplements the Company offers are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Other nutritional supplements offered contain innovative ingredients. Although the Company believes that all of the products are safe when taken as directed, there is little long-term experience with human consumption of certain of these ingredients or combinations of ingredients in concentrated form. The Company conducts research and tests the formulation and production of products, but the Company has not performed or sponsored any clinical studies. Furthermore, because the Company is highly dependent on consumers’ perception of the efficacy, safety, and quality of the products, as well as similar products distributed by other companies, the Company could be adversely affected in the event that these products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers’ use or misuse of the products or similar products of competitors.

We frequently rely on outside suppliers and manufacturers, and if those suppliers and manufactures fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

The Company depends on outside suppliers for raw materials and finished goods. The Company may also use outside manufacturers to make all or part of the products. Profit margins and timely product delivery may be dependent upon the ability of outside suppliers and manufacturers to supply products in a timely and cost-efficient manner. The contract manufacturers acquire all of the raw materials for manufacturing products from third-party suppliers. The Company does not believe that it's materially dependent on any single supplier for raw materials or finished goods. However, in the event of a loss of multiple suppliers and experience delays in identifying or transitioning to alternative suppliers, the Company could experience product shortages or product back orders, which could harm the business. There can be no assurance that suppliers will be able to provide the contract manufacturers the raw materials or finished goods in the quantities and at the appropriate level of quality that are requested or at a price that the Company is willing to pay. The Company is also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. The Company's ability to enter new markets and sustain satisfactory levels of sales in each market may depend on the ability of outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations.

The Company is dependent upon the uninterrupted and efficient operation of the manufacturers and suppliers of products. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at the facilities would not have a material adverse effect on the business, consolidated results of operations and/ or financial condition.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

The Company may experience disruptions to the transportation channels used to distribute products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions in the container shipments may result in increased costs, including the additional use of airfreight to meet demand. Although the Company has not recently experienced significant shipping disruptions, the Company continues to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in profitability.

A failure of our information technology systems would harm our business.

The Company's IT systems are vulnerable to a variety of potential risks, including damage or interruption resulting from natural disasters, telecommunication failures, and human error or intentional acts of sabotage, vandalism, break-ins and similar acts. Although the Company has started to develop a business continuity and disaster recovery plan, which includes routine back-up, off-site archiving and storage, and certain redundancies, the occurrence of any of these events could result in costly interruptions or failures adversely affecting the business and the results of operations. The Company recently implemented an internally developed back office system at the Longaberger Company. If this system does not provide similar functionality to that of which the old system provided, the Company could incur additional losses due to distribution issues and other related problems.

Our business is subject to on-line security risks, including security breaches.

The businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose the Company to a risk of loss or misuse of information, litigation, and potential liability. An increasing number of websites, including those of several large companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent the security measures could misappropriate the Company's or the customers’ proprietary information, cause interruption in operations, damage computers or those of customers, or otherwise damage reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to reputation, and a loss of confidence in security measures, which could harm the business.

The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins, "denial-of-service" type attacks and similar disruptions that could, in certain instances, make all or portions of the websites unavailable for periods of time. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as the number of places the Company operates increases. Security breaches, including any breach of the Company or of parties with which have commercial relationships with the Company that result in the unauthorized release of users’ personal information, could damage the reputation and expose the Company to a risk of loss or litigation and possible liability. Insurance policies carry coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches.

Furthermore, data protection in domestic and international markets is governed by local, state, and federal laws that require compliance with each of these laws. Material penalties for each compliance issue of such laws, may be levied against the Company. The Company believes its data protection policies are robust, however, there can be no assurance the Company is in full compliance with each regulation.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks. In addition, taxation and transfer pricing could affect our operations and we as a result we could be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our business.

The ability to capitalize on growth in new international markets and to maintain the current level of operations in the existing international markets is exposed to risks associated with international operations, including:

•
The possibility that a foreign government might ban or severely restrict the business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt the operations in an international market;

•	The lack of well-established or reliable legal systems in certain areas where the Company operates;

•	The presence of high inflation in the economies of international markets in which the Company operates;

•
The possibility that a government authority might impose legal, tax or other financial burdens on the Company or independent sales representatives, due, for example, to the structure of operations in various markets;

•
The possibility that a government authority might challenge the status of the independent sales representatives as independent contractors or impose employment or social taxes on the independent sales representatives;

•	The possibility that governments may impose currency remittance restrictions limiting the ability to repatriate cash;

•	The possibility that the governments may suspend the license to sell product in certain markets due to the non-payment of tax such as sales tax and value added tax; and

•	Challenges to transfer prices established by the Company.

As a multinational corporation, operating in many countries, including the United States, the Company is subject to transfer pricing and other tax regulations designed to ensure that the inter-company transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that the Company is taxed appropriately on such transactions. In addition, the Company's operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of products.

Regulators closely monitor the corporate structure, inter-company transactions, and how inter-company fund transfers effectuate. If regulators challenge the corporate structure, transfer pricing methodologies or inter-company transfers, operations may be harmed and the Company's effective tax rate may increase. A change in applicable tax laws or regulations or their interpretation could result in a higher effective tax rate on the worldwide earnings and such change could be significant to the financial results. In the event any audit or assessments are concluded adversely to the Company, these matters could have a material impact on the consolidated financial condition.

The Company is currently subject to pending or proposed audits that are at various levels of review, assessment, or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed and the Company will be required to pay the assessments or post surety, in order to challenge the assessments.

We are not current on the remittance of collected sales and use tax and VAT tax.

As of December 31, 2016, the Company is not current on sales and use tax remittance in the United States and VAT tax remittance in foreign markets. As a result, local tax authorities may at any time take the necessary steps to collected, in full, all tax collected that was not remitted, interest on the tax collected, and penalties, warranted by failing to timely remit the tax collect. In addition the local regulatory authorities may place a lien against the Company; and limit the ability to operate in the jurisdictions with unpaid tax. The regulatory authorities may collect the taxes by levying deductions against the Company's bank accounts. If the regulatory authorities use this method to collect taxes, the Company may have greater difficulty managing cash which may have a material impact on the Company's consolidated financial condition.

Currency exchange rate fluctuations could reduce our overall profits.

In 2016, 80.4% of revenues were derived from markets outside of the United States. In 2015, 71.0% of revenues were derived from markets outside of the United States. In preparing the consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk the reported sales, operating expenses, and net income could significantly fluctuate. The Company is not able to predict the degree of exchange rate fluctuations; nor can the Company estimate the effect any future fluctuations may have upon future operations. To date, the Company has not entered into any hedging contracts or participated in any hedging or derivative activities. Therefore, the Company has material exposure to foreign exchange fluctuations.

Non-compliance with anti-corruption laws could harm our business.

International operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that the Company is not in compliance with anti-corruption laws may require the Company to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that the Company's operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although the Company has implemented anti-corruption policies, controls and training globally to protect against violation of these laws, the Company cannot be certain that these efforts will be effective. In the past, competitors have been under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of the industry, the business could be harmed.

We may own, obtain or license intellectual property material to our business, and our ability to compete may be adversely affected by the loss of rights to use that intellectual property.

The market for products may depend significantly upon the value associated with product innovations and brand equity. Many direct sellers own, obtain or license material patents and trademarks used in connection with the marketing and distribution of their products. Those companies must expend time and resources in developing their intellectual property and pursuing any infringement of that intellectual property. The laws of certain foreign countries may not protect a company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect a company’s patents and trademarks may be substantial.

Challenges by private parties to the direct selling system could harm our business.

Direct-to-consumer companies have historically been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions, including lawsuits claiming the operation of illegal pyramid schemes that reward recruiting over sales. No assurance can be provided that the Company would not be harmed if any such actions were brought against any of the current subsidiaries or any other direct selling company acquired in the future.

As a direct selling company, we may face product liability claims and could incur damages and expenses, which could affect our prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations.

As a direct-to-consumer company, the Company may face financial liability from product liability claims if the use of products results in significant loss or injury. A substantial product liability claim could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy, which could adversely affect the prospects, business activities, consolidated cash flow, consolidated financial condition, and consolidated results of operations.

Selling products for human consumption such as nutritional supplements and spices as well as the sale of skin care products involve a number of risks. The Company may need to recall some of products if they become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to the reputation, and a loss of consumer confidence in the products, which could have a material adverse effect on the business results and the value of the brands. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding products could adversely affect the Company's reputation and brand image.

Furthermore, the Company is self-insured with respect to product liability claims. If a material claim were filed and judgment is entered against the Company, it is possible the Company may not have the financial resources to settle such claims.

If we fail to protect our trademarks and tradenames, then our ability to compete could be negatively affected, which would harm our consolidated results of operations and financial condition.

The market for products depends upon the goodwill associated with the trademarks and trade names. The Company owns, or has licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of the products in the majority of the markets where those products are sold. Therefore, trademark and trade name protection is important to the business. Although most of the trademarks are registered in the United States and in certain foreign countries in which operations occur, the Company may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect the intellectual property rights to the same extent as the laws of the United States. The loss or infringement of trademarks or trade names could impair the goodwill associated with the brands and harm the reputation, which would harm the Company's consolidated results of operations and financial condition.

The Company permits the limited use of the trademarks by independent sales representatives to assist them in the marketing of the products. It is possible that doing so may increase the risk of unauthorized use or misuse of the trademarks in markets where their registration status differs from that asserted by the independent sales representatives, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur, it is possible that this could diminish the value of these marks or otherwise impair the further use of these marks.

Our business is subject to intellectual property risks.

None of the Company's products are protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products make patent protection impractical. As a result, the Company enters into confidentiality agreements with certain employees in research and development activities, independent sales representatives, suppliers, directors, officers, and consultants to help protect the intellectual property, investment in research and development activities, and trade secrets. There can be no assurance that the Company's efforts to protect intellectual property and trademarks will be successful, nor can there be any assurance that third parties will not assert claims against the Company for infringement of intellectual property rights, which could result in the business being required to obtain licenses for such rights, to pay royalties or to terminate manufacturing of infringing products, all of which could have a material negative impact on the Company's consolidated results of operations and financial condition.

We may be held responsible for certain taxes or assessments relating to the activities of our independent sales representatives, which could harm our consolidated results of operations and financial condition.

The independent sales representatives are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on the Company to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, the

Company is subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to the independent sales representatives. In the event that local laws and regulations require the Company to treat the independent sales representatives as employees, or if the independent sales representatives are deemed by local regulatory authorities to be employees, rather than independent contractors, the Company may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm the consolidated results of operations and financial condition.

Several of our directors and officers have other business interests.

Several directors have other business interests, including Mr. Rochon, who controls Richmont Holdings. Those other interests may come into conflict with the Company's interests and the interests of the shareholders. Mr. Rochon and several of the other directors serve on the boards of directors of several other private companies and, as a result of their business experience, may be asked to serve on the boards of other companies. The Company may compete with these other business interests for such directors’ time and efforts.

The Company's officers may also work for Richmont Holdings or its affiliated entities. These employees have discretion to decide what time they devote to the Company's activities, which may result in a lack of availability when needed due to their other responsibilities.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of our common stock.

The Company tested goodwill and intangible assets for impairment during the fourth quarter of the current fiscal year and will do so in future fiscal years, and on an interim basis, if indicators of impairment exist. Factors which influence the evaluation of impairment of goodwill and intangible assets include the price of the common stock and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, the Company could potentially incur material impairment charges. For the year ended December 31, 2016, the Company recognized an impairment charge of $6.7 million as a result of this testing. For the year ended December 31, 2015, the Company recognized an impairment charge of $192,000. Although the Company believes these charges are non-cash in nature and do not affect the operations or cash flow, these charges reduce stockholders’ equity and reported results of operations in the period charged and will impact the shareholders' equity required to be in compliance with the NYSE American regulations.

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date there has been a limited trading market for the common stock on the NYSE American. The Company cannot predict how liquid the market for the common stock may become. The Company believes the listing of the common stock on the NYSE American is beneficial to the Company and the shareholders. However, while the Company believes that the NYSE MKT listing has improved the liquidity of the common stock, reduced trading volume and increased volatility may affect the share price. A lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair the Company's ability to raise capital by selling shares of capital stock and may impair the ability to acquire other companies by using common stock as consideration.

Market prices for the common stock will be influenced by a number of factors, including:

•	The issuance of new equity securities, including issuances of preferred stock;

•	The introduction of new products or services by the Company or competitors;

•	The acquisition of new direct selling businesses;

•	Changes in interest rates;

•	Significant dilution caused by the anti-dilutive clauses in financial agreements;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Variations in quarterly operating results;

•	Change in financial estimates by securities analysts;

•	A limited amount of news and analyst coverage for the company;

•	The depth and liquidity of the market for the shares of common stock;

•	Sales of large blocks of common stock, including sales by Rochon Capital, any executive officers or directors appointed in the future, or by other significant shareholders;

•	Investor perceptions of the company and the direct selling segment generally; and

•	General economic and other national and international conditions.

Our common stock may not always be considered a "covered security".

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because the common stock is listed on the NYSE MKT, the Company's common stock is a covered security. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Complying with federal securities laws as a publicly traded company is expensive. Any deficiencies in our financial reporting internal controls and the lack of attracting sufficiently experience accountants could adversely affect our consolidated financial condition, our ability to issue shares in acquisitions, and our trading price of common stock.

Companies listed on the NYSE American must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain the listing on NYSE American. The Exchange Act requires that reporting issuers file quarterly and annual reports containing financial statements with the SEC. The Company failed to timely file its 2015 Form 10-K, March Form 10-Q, June Form 10-Q, and September Form 10-Q. The Company may, from time to time, again experience difficulties in meeting the SEC’s reporting requirements. The recent failure and any future failure by the Company to timely file periodic reports with the SEC could harm the Company's reputation, negatively impact the Company's consolidated financial condition, the trading price of the common stock and the Company's ability to issue shares in acquisitions. The failure to timely file with the SEC the 2015 Form 10-K, the March Form 10-Q, the June Form 10-Q, and the September Form 10-Q is an event of default under the senior secured note with Dominion. Dominion agreed to waive each such event of default provided that the Company issues Dominion 50,000 shares of common stock for each ten (10) business days that each filing is late. In addition, Dominion has provided a waiver such that the failure to comply with any other covenant set forth in Section 14 of the Note would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required; provided that the Company issues to Dominion 100,000 shares of its common stock; provided that such waiver shall not apply to any compliance failures that occur after January 1, 2017. The Company has cured the default with respect to the untimely filing of the 2015 Form 10-K, the filing of the March Form 10-Q, the filing of the June Form 10-Q, and the filing of the September Form 10-Q. The failure to timely file has resulted in the Company's inability to remain S-3 eligible resulting, among other things, in the failure to meet the conditions that would require a cash exercise of the Warrants issued in the recent Offering. The Company will incur significant legal, accounting and other expenses related to compliance with applicable securities laws. Failure to comply with the responsibilities thereunder could cause sanctions or other actions to be taken by the SEC against the Company.

The limited trading volume of our common stock may cause volatility in our share price.

The Company's stock has in the past been thinly traded due to the limited number of shares available for trading on the NYSE American thus causing potential large swings in price. As such, investors and potential investors may find it difficult to resell their securities at or near the original purchase price or at any price. If the stock experiences volatility, investors may not be able to sell their common stock at or above the price they paid per share. Sales of substantial amounts of the common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the common stock and the stock price may decline substantially in a short period of time. As a result, shareholders could suffer losses or be unable to liquidate their holdings.

Market price fluctuations may negatively affect the ability of investors to sell shares at consistent prices.

Sales of our common stock under Rule 144 could impact the price of our common stock.

In general, under Rule 144 ("Rule 144,") as promulgated under the Securities Act, persons holding restricted securities in an SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. Whenever a substantial number of shares of common stock become available for resale under Rule 144, the market price for the common stock will likely be impacted. However, the Company's prior history as a shell company requires that we are current in our SEC filings in order for investors to resell stock under Rule 144. During 2015 and 2016, the Company has not timely filed SEC filings and at this time the Company is not current in SEC filings.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with the underwriters, establish and publish their own periodic projections for the business. These projections may vary widely from one another and may not accurately predict the results the Company actually achieves. The stock price may decline if the actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on the Company downgrades the stock or publishes inaccurate or unfavorable research about the business or if one or more of these analysts ceases coverage of the company or fails to publish reports on the Company regularly, the Company's stock price or trading volume could decline. While the Company expects securities research analyst coverage, if no securities or industry analysts begin to cover the Company, the trading price for the stock and the trading volume could be adversely affected.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

It is not uncommon for securities class action litigation to be brought against a company following periods of volatility in the market price of such company’s securities. Companies in certain industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. The Company's common stock has experienced substantial price volatility in the past. This may be a result of, among other things, variations in the Company's results of operations and announcements by the Company and competitors, as well as general economic conditions. The stock price may continue to experience substantial volatility. Accordingly, the Company may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of management.

We may issue additional securities in the future, which will reduce investors’ ownership percentage in our outstanding securities and will dilute our share value.

If future operations or acquisitions are financed through issuing equity securities or if existing indebtedness is paid with, exchanged with, or restructured with equity securities, shareholders could experience significant dilution. The issuance of common stock in a public offering was consummated in March 2015 resulted in dilution to existing shareholders and the issuance of additional shares of common stock and/or Warrants pursuant to the Underwriters’ over-allotment option as well as the exercise of any Warrants issued in the March 2015 offering will result in additional dilution to current shareholders. In addition, the conversion of the convertible notes issued in the Betterware transaction in October 2015 and the debt financing that was consummated in November 2015, will result in additional dilution to shareholders. The securities issued in the November 2015 debt financing have rights and preferences that are senior to rights of the common stock and the Company may in the future issue securities in connection with future financing activities or potential acquisitions that may have rights and preferences senior to the rights and preferences of the common stock. The issuance of shares of the common stock upon the exercise of options, which the Company may grant in the future, may result in dilution to the shareholders. In addition, the issuance of securities in lieu of payments of outstanding debt will also have a dilutive effect. The Company may issue preferred stock that may have rights and preferences that are superior to the rights of the common stock. The Company's articles of incorporation currently authorize the Company to issue 250,000,000 shares of common stock. Assuming the issuance of the Second Tranche Stock (which shares may only be issued under certain limited circumstances, as described above), the number of outstanding shares of common stock would increase to in excess of 60,000,000 with approximately 190,000,000 shares of common stock available for issuance. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by then existing shareholders. The Company may issue common stock in the future, including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the common stock.

We have not paid and do not anticipate paying any dividends on our common stock.

The Company has not paid any dividends on common stock to date and it is not anticipated that any dividends will be paid to holders of the common stock in the foreseeable future. In addition, certain of the Company's outstanding loans prohibit the payment of dividends while the loans are outstanding. While the Company's future dividend policy will be based on the operating results and capital needs of the businesses, it is currently anticipated that any earnings will be retained to finance the future expansion and for the implementation of the business strategy. The shareholders will not realize a return on their investment in the Company unless and until they sell shares after the trading price of the common stock appreciates from the price at which a shareholder purchased shares of the common stock. As an investor, readers should consider that a lack of a dividend can further affect the market value of the common stock and could significantly affect the value of any investment in the Company.

Our articles of incorporation, bylaws and Florida law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

The Company's articles of incorporation, bylaws and Florida law contain provisions which could make it more difficult for a third party to acquire the Company, even if closing such a transaction would be beneficial to the shareholders. The Company is authorized to issue up to 500,000 shares of preferred stock and may issue preferred stock in future financings or in lieu of outstanding debt. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board without further action by shareholders. The terms of any series of preferred stock may include preferential voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of common stock, and therefore, reduce the value of common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the ability to merge with, or sell assets to, a third party and thereby preserve control by the present management.

Provisions in the articles of incorporation, bylaws and Florida law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a shareholder might consider favorable. Such provisions may also prevent or frustrate attempts by the shareholders to replace or remove the management team. In particular, the articles of incorporation, bylaws and Florida law, as applicable, among other things, provide the Board with the ability to alter the bylaws without shareholder approval, and provide that vacancies on the Board may be filled by a majority of directors in office, although less than a quorum.

In addition, the Amended Share Exchange Agreement provides for the issuance of the Second Tranche Stock to Rochon Capital solely upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of common stock. The Second Tranche Stock, which possess no rights other than voting rights, may serve as a further deterrent to third parties looking to acquire us. See the section entitled "Certain Relationships and Related Transactions, and Director Independence".

Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.

This issuance of shares of common stock in any offering, could result in resales of the common stock by the current stockholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for the common stock.

There is no public market for the Warrants to purchase shares of our common stock that were sold in the March 2015 offering.

There is no established public trading market for the Warrants that were sold in the March 2015 offering, and the Company does not expect a market to develop. In addition, the Company does not intend to apply to list the Warrants on any national securities exchange or other nationally recognized trading system, including the NYSE American. Without an active market, the liquidity of the Warrants will be limited.

Item 1B. Unresolved Staff Comments

Because the Company is a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Properties

The following table sets forth the location and approximate square footage of the Company's major manufacturing, distribution and office facilities:

Entity	Location	Approximate square footage of facilities	Land in acres	Description of property	Own/ Lease	Average Annual Value
JRJR	Dallas, Texas	9,446	—	JRJR corporate headquarters	Lease	$322,000
JRJR	Lucerne, Switzerland	350	—	JRJR European headquarters	Lease	$38,000
TLC	Newark, Ohio	180,000	22	Former Longaberger headquarters	Own	$—
TLC	Frazeysburg, Ohio	1,291,413	232	Longaberger headquarters, manufacturing, warehouse, distribution center, and Homestead (retail, restaurants, and historic structures)	Lease	$2,949,000
Agel	Pleasant Grove, Utah	10,656	—	Agel corporate headquarters (1)	Lease	$189,000
Agel	Moscow, Russia	4,166	—	Agel Moscow warehouse and distribution center	Lease	$122,000
Agel	St. Petersburg, Russia	487	—	Agel St. Petersburg warehouse and distribution center	Lease	$13,000
Agel	Milan, Italy	1,399	—	Agel Italy warehouse and distribution center	Lease	$14,000
Agel	Almaty, Kazakhstan	1,086	—	Agel Kazakhstan warehouse and distribution center	Lease	$19,000
Agel	Kiev, Ukraine	3,610	—	Agel Ukraine office, warehouse, and distribution center	Lease	$13,000
Agel	Bangkok, Thailand	861	—	Agel Bangkok office	Lease	$16,000
Agel	Bangkok, Thailand	560	—	Agel Bangkok warehouse	Lease	$8,000
YIAH	Gold Coast, Australia	22,066	—	YIAH office and manufacturing (1)	Lease	$148,000
HCG	Clark's Summit, Pennsylvania	2,080	—	Happenings Communications Group headquarters	Lease	$21,000
Kleeneze	Accrington, United Kingdom	10,000	—	Kleeneze office	Lease	$234,000
Kleeneze	Accrington, United Kingdom	101,000		Kleeneze Warehouse	Lease	$505,000
Betterware	Birmingham, United Kingdom	58,355	—	Betterware office, warehouse, and distribution center	Lease	$379,000

(1) The Company defaulted on the lease terms of these locations in 2017. As a result, the Company no longer utilizes these properties.

Item 3. Legal Proceedings

CFI NNN Raiders, LLC

On June 26, 2017, CFI NNN Raiders, LLC ("CFI") filed a complaint against the Company in connection to the Company's failure to meet the terms negotiated under the triple net lease agreement (referred to as the "sale leaseback agreement") executed on July 31, 2014, between CFI and the Company. In the action, CFI is seeking restitution of the premises and costs associated with its recovery of the same. CFI is in possession of a $4.4 million security deposit, as of December 31, 2016, that was initially retained by CFI upon the effective date of the sale leaseback agreement. As of May 11, 2017, CFI applied $941,000 of the security deposit towards unpaid accounts. The lawsuit does not currently have a set date for a hearing, however, CFI and the Company have come to an understanding that the entire property would be sold and that The Longaberger Company would either vacate the premises or in the alternative would lease an appropriate amount of space from the new owner at a market rate. The sale process is underway as of September 27, 2017.

Tamala L. Longaberger

During the fiscal year 2014, Longaberger and Agel received promissory notes in the combined principal amount of $1,000,000 from Tamala L. Longaberger. The notes bear interest at the rate of 10% per annum, matured during the fiscal year 2015, and are guaranteed by the parent company, JRjr33, Inc. As of December 31, 2016, the principle and accrued interest of $251,000 related to the loans has been included in "Related party payables" within current liabilities on the consolidated balance sheets.

The Company determined not to make payment on the notes due to Tamala L. Longaberger pursuant to the contractual agreements. As a result, in connection with these notes, Ms. Longaberger filed a State Court Action seeking re-payment of the notes on August 12, 2015. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for the week of December 4, 2017. The Company’s position is that Ms. Longaberger's claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against Ms. Longaberger by the Company and The Longaberger Company. The Company is claiming Ms. Longaberger was in breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus, Ohio. Therefore, as a result of Ms. Longaberger's misconduct, the Company believes it is owed more in damages than the amounts owed on the loans.

The Company has recorded a payable of approximately $715,000 as a result of an amended tax increment financing agreement between TLC and Licking County entered into on April 3, 2007. The agreement relates to the development of the infrastructure and local improvements near the corporate headquarters of TLC. The liability was not disclosed during the due diligence process by the seller and as a result, the Company filed a complaint against the seller on September 22, 2016. The complaint may potentially result in the reimbursement of or the assumption of the liability by the seller. A contingent asset, related to the filed complaint, is not included on the consolidated balance sheet.

Rachel Longaberger-Stuckey

On November 7, 2016, Rachel Longaberger-Stuckey filed a complaint against The Longaberger Company and JRjr33, Inc. in the Court of Common Pleas of Franklin County, Ohio. Ms. Stuckey alleges counts of breach of note, breach of guarantee, unjust enrichment, and promissory estoppel in the amount of damages to be determined at trial, but in excess of $25,000 per count.  The note referenced in Ms. Stuckey’s complaint is a March 14, 2013 Promissory Note in the original amount of $4,000,000 executed by Ms. Stuckey’s sister, Tamala L. Longaberger as the then President of The Longaberger Company. The note referenced in Ms. Stuckey's complaint is also guaranteed by Tamala L. Longaberger in a guarantee agreement. A formal answer was filed by the Company on February 8, 2017. The Clerk of the Franklin County Common Pleas Court has set a trial assignment of December 11, 2017. As of December 31, 2016, the Company has recorded a liability of $2,750,000, all of which is included in "Current portion of long-term debt" on the consolidated balance sheets.

Licking County

On April 5, 2017, Licking County Ohio filed an action in foreclosure to collect $715,000 of delinquent real estate taxes, assessments, interests, and penalties due and/ or owing on the former Longaberger headquarters. The Company timely filed its answer to the action. A non-oral hearing occurred on October 16, 2017 in which no decisions were rendered. The County may direct the sale of the property to collect from the proceeds of the sale if the amount is not paid in full. The Company currently has a book value of $1.0 million for the property mentioned in this lawsuit. The Company is currently engaged in discussions with the County in hopes of resolving the matter upon the sale of the former Longaberger headquarters.

Spanish Taxing Authorities

As first disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the Company is disputing an income tax assessments and withholding tax assessments, along with the related interest and penalties, assessed by the Spanish Taxing Authorities. The Spanish Taxing Authorities have asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010 and as such, are liable for income and withholding taxes incurred during that time. The Company assumed these liabilities as part of the acquisition of Agel. Agel has vigorously disputed these claims on the basis that Agel believes it did not have a permanent establishment during the years 2008 to 2010, and therefore, any compensation paid to independent representatives should not have been subject to income and withholding taxes. As of December 31, 2016 and December 31, 2015, Agel maintained a liability of approximately $500,000, respectively, in accrued liabilities for the disputed amount, which is reflected in the consolidated financial statements. The amount remains due, along with the penalties and interest, if the appeal is unsuccessful, otherwise the payments made to date will be refunded to Agel.

In regards to the income tax assessment, during the fiscal year 2014, Agel filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid income tax of approximately $269,000 (at the time of payment) during the fiscal year 2014, in good faith towards the disputed withholding tax liability to preserve the appeal process. Additionally, Agel has been assessed amounts owed for late interest and penalties of €1,282 ($1,348 as of December 31, 2016) on the income tax.

In regards to the withholding tax assessment, during the fiscal year 2014, Agel paid $420,000 (at the time of payment) to the Spanish Taxing Authorities toward its outstanding withholding tax assessment. Although the Company has appealed the assessment by the Spanish Taxing Authorities and are defending the position, the payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected Agel’s European operations. Additionally, Agel has been assessed amounts owed for late interest and penalties of €10,819 ($11,381 as of December 31, 2016) on the withholding tax.

The Company is occasionally involved in other lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. The Company makes no assumptions on the materiality of any dispute and its impact on the Company’s consolidated results of operations and financial condition. Other than the above, the Company is not aware of any, active, pending or threatened proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Complaint Against Former CEO of YIAH

During the fourth quarter of 2016, the Company received allegations that the CEO of one of the Company's subsidiaries (Your Inspiration at Home) was actively soliciting sales force members on behalf of a competitor. During the first half of 2017, the Company investigated these alleged claims. The investigation produced sufficient evidence, in the Company's opinion, to pursue a formal complaint against the now former CEO. The complaint against the former CEO was formally filed in June of 2017. The Company has claimed that the CEO interfered with existing contracts, misappropriated trade secrets, and breached other employment-related obligations. The Company is seeking in excess of $10,000,000 for damages caused by the former CEO. On October 11, 2017, both parties agreed to move the case to Federal Court and pursue the dispute in binding arbitration. Given the damages sustained by YIAH, the Company intends to voluntarily liquidate the company. The Company has taken steps to restart YIAH by launching a new brand.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Since January 28, 2016, the Company's common stock has been quoted on the NYSE American ("the exchange") under the symbol "JRJR." From December 5, 2014 to January 28, 2016, the common stock was quoted on the NYSE American under the symbol "CVSL." The last reported sale price of common stock on the NYSE American on October 18, 2017 was $0.31.

The following table sets forth, for the periods indicated, the high and low per share closing bid price quotations for the Company's common stock, as quoted on the NYSE American. The prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The fiscal year-end date is December 31.

			Fiscal Year
	2017		2016		2015
For the quarter ended:	High	Low	High	Low	High	Low
March 31	$0.82	$0.43	$1.73	$0.81	$9.40	$2.22
June 30	$0.57	$0.41	$1.36	$0.87	$2.33	$1.13
September 30	$0.73	$0.41	$1.24	$0.87	$2.79	$1.03
December 31			$1.15	$0.67	$1.83	$0.99

Holders

As of October 18, 2017, the Company had 40,591,108 shares of common stock outstanding held by approximately 2,128 shareholders, including approximately 709 holders of record. This amount excludes 25,240,676 shares issuable to Rochon Capital Partners under certain limited circumstances, as described in the Amended Share Exchange Agreement found in Part II, Item 8, Note (15), Stockholders' Equity and Non-controlling Interest, to the consolidated financial statements included in this report.

Dividends

The Company has never declared or paid a cash dividend. Any future decisions regarding dividends will be made by the Board of Directors. In addition, certain of the Company’s outstanding loans prohibit our payment of dividends while the loans are outstanding. The Company currently intends to retain and use any future earnings for the development and expansion of the business and does not anticipate paying any cash dividends in the near future. The Board of Directors has complete discretion on whether to pay dividends. Even if the Board of Directors decides to pay dividends, the form, frequency and amount of any dividends will depend upon future operations and earnings, capital requirements and surplus, general consolidated financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Equity Compensation Plan Information

The Company currently has two equity compensation plans for employees. See Part II, Item 8, Note (14), Share-based Compensation Plans, to the consolidated financial statements included in this report, and Part III, Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information" for equity compensation plan information.

Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the year ended December 31, 2016, have been previously reported in prior quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

Because the Company is a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 in this Annual Report on Form 10-K. This discussion contains forward-looking statements ("forward-looking statements") that involve risks and uncertainties. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding the Company's expectations, beliefs, or intentions that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect the Company's current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors and risks, including but not limited to those set forth under "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of the Company or the Company's operations and consolidated results of operations.

Overview

JRjr33, Inc. is a global platform of direct-to-consumer brands offering one "product," a business opportunity for the independent sales representatives. The Company views itself as a place where independent sales representatives, around the world, can pursue earning opportunities at their own pace, using company-provided systems, including back office and e-commerce tools, to enhance their ability to serve customers. The Company is an opportunity for the representatives to earn income for their families and have the freedom to decide how much time and effort to put into their business.

The Company allows each subsidiary in the global platform to keep its own distinct brand identity, independent sales representatives, compensation plan, and product line. Behind the scenes, in operational areas such as finance, accounting, treasury, technology, and supply chain management, the Company looks for synergies to achieve operating efficiencies, often by searching for and eliminating duplicated efforts and costs.

The Company places an emphasis on serving and supporting the independent sales representatives. The Company is keenly aware that success is based upon the energy and activity of the independent sales representatives. Therefore, the Company focuses on providing the independent sales representatives leadership, motivation, support, tools, incentives, and the encouragement that they need to grow their businesses, benefit their families, and achieve their dreams. Due to the unique characteristics of direct selling companies, as a result of the personal relationships with the independent sales representatives, companies perform the best when managed by persons who understand the industry’s uniqueness.

JRJR is an ongoing story of finding efficiencies, spotting top-line growth opportunities, striving to achieve operational predictability, and reducing risk via portfolio diversification. As a result, the Company continues to identify cost improvements, integrate operations, and identify strengths and weaknesses of the Company and its subsidiaries.

Overview of Operating Segments

The Company shows results for four operating segments, three of which qualify as reportable segments. The Company has grouped the operating segments into the following product offerings: "gourmet food," "nutritional and wellness," "home décor" and "other." Of these operating segments, the home décor segment, nutritional-and-wellness segment, and gourmet food segment qualify as reportable segments under the SEC reporting regulations.

Each identified reportable segment engages in business activities, incurs expenses, and produces revenue. The operating results of these segments are regularly reviewed by CODMs and there is discrete financial information available for each unit. In addition, the gross revenue of each reportable segment, both external and inter-company, equates and/ or exceeds 10% of the Company's consolidated gross revenue. As such, the CODMs view these segments as appropriate for decision making purposes because they each represent a significant part of the business.

The following is a brief description of each reportable segment:

Home Décor - This segment consists of operations related to the production, sourcing, and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, beauty, outdoor, and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. Kleeneze, Betterware, Longaberger, and Uppercase Living are the primary subsidiaries involved in this reportable segment.

Nutritional and Wellness - This segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in approximately 50 countries, such as Italy, Russia, and Thailand. Agel is the primary subsidiary in this reportable segment.

Gourmet Food - This segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of the Company's markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

The Company notes that these three segments exceed 75% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

In addition to the reportable segments, the Company has included an "other" segment in all tables to provide increased transparency and ease the reconciliation process to the results found on the consolidated statements of operations. The "other" segment consists of operations related HCG, Paperly, and Tomboy Tools.

Post the 2015 acquisitions, the CODMs began placing a greater focus on the management of the segments. Prior to 2016, the CODMs only looked at the revenue and gross profit of the segments. Currently, the Company's CODMs look at each segment's gross profit, operating income, and other non-GAAP measures such as EBITDA to evaluate performance of the segments. As a result, the Company has presented the revenue, gross profit, operating expenses, and other expenses by operating segment in the tables below. None of the reportable segments cross sell to other reportable segments.

Independent Sales Representatives

The majority of the Company utilizes a direct selling model for the distribution of products. The Company's financial results are primarily based on the productivity of the independent sales representatives in selling products and on the Company's ability to attract new and retain existing independent sales representatives. Changes in product sales are typically the result of variations in sales volume relating to fluctuations in the number of active independent sales representatives. The number of active independent sales representatives is therefore used by management as a key non-financial measure. The Company considers an independent sales representative active when the representative has placed a sale, either for personal use or for resale, during the most recent six-month period.

The following table summarizes the active independent sales representatives by segment. These numbers have been rounded to the nearest thousand as of the dates indicated.

	December 31, 2016	December 31, 2015
Gourmet food	8,000	18,000
Home décor	25,000	31,000
Nutritional and wellness	13,000	14,000
Other	—	—
Independent sales representatives	46,000	63,000

Selected Financial Information

The following is an overview of the Company's consolidated results of operations for the fiscal year ended December 31, 2016 and December 31, 2015 (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue	$144,245	100.0%	$138,352	100.0%
Program costs and discounts	(24,322)	(16.9)%	(21,795)	(15.8)%
Net revenues	119,923	83.1%	116,557	84.2%
Costs of sales	41,499	28.7%	37,466	27.0%
Gross profit	78,424	54.4%	79,091	57.2%
Distributor expense	37,384	25.9%	36,696	26.7%
Selling expense	18,682	13.0%	15,944	11.5%
General and administrative expense	40,943	28.4%	41,245	29.8%
Share based compensation expense	147	0.1%	(116)	(0.1)%
Depreciation and amortization	2,508	1.7%	2,214	1.6%
Loss (gain) on sale of assets	464	0.3%	(657)	(0.5)%
Impairment of goodwill and intangibles	6,719	4.7%	192	0.1%
Loss on extinguishment of debt	1,904	1.3%	—	—%
Impairment of assets held for sale	—	—%	3,329	2.4%
Operating loss	(30,327)	(21.0)%	(19,756)	(14.3)%
Gain on marketable securities	(12)	—%	(189)	(0.1)%
Gain on acquisition of a business	—	—%	(3,625)	(2.6)%
Interest expense, net	4,172	2.9%	2,588	1.8%
Loss from operations before income tax provision	(34,487)	(23.9)%	(18,530)	(13.4)%
Income tax provision	447	0.3%	349	0.2%
Net loss	(34,934)	(24.2)%	(18,879)	(13.6)%
Net loss attributable to non-controlling interest	3,975	2.7%	5,783	4.1%
Net loss attributed to JRjr33, Inc.	$(30,959)	(21.5)%	$(13,096)	(9.5)%

The following is an abbreviated discussion on the consolidated results of operations.

•	The revenue increased by $5.9 million, or approximately 4.3%, for the fiscal year ended December 31, 2016 compared to the prior year.

•	The gross profit decreased by $667,000, or 0.8%, for the fiscal year ended December 31, 2016 compared to the prior year. The gross profit margin decreased to 54.4%, from 57.2% the prior year.

•
The operating loss increased by $10.6 million, or 53.5%, for the fiscal year ended December 31, 2016 compared to the prior year. The operating loss margin increased to (21.0)%, from (14.3)% the prior year.

Results of Operations

Revenue (in thousands):

The revenue during the fiscal year ended December 31, 2016, increased by $5.9 million, or approximately 4.3%, compared to the prior year as a result of having a full twelve months of Kleeneze and Betterware revenue included in 2016.

	Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Gourmet food	$12,686	8.8%	$18,243	13.2%
Home décor	105,239	72.9%	88,048	63.7%
Nutritional and wellness	25,337	17.6%	30,629	22.1%
Other	983	0.7%	1,432	1.0%
Revenue	$144,245	100.0%	$138,352	100.0%

Home Décor

•
The home décor segment's revenue increased by $17.2 million, or 19.5%, for the fiscal year ended December 31, 2016, compared to the prior year. Kleeneze and Betterware, both acquired in 2015, added $28.2 million in revenue during the fiscal year 2016 as a result of being in the portfolio for a full year. The revenue at Longaberger declined $10.3 million, or 30.6%, compared to the prior year. Longaberger has experienced revenue declines since the year 2000, when it had over $1.0 billion in revenue. Over the years, Longaberger has tried to change its compensation plan, product categories, and sales channels to no avail. The Company believes that an aging sales force, a saturated market, and a strained supply chain are currently the primary reasons for the decline.

Nutritional and Wellness

•
The nutritional-and-wellness segment's revenue decreased by $5.3 million, or 17.3%, during the fiscal year ended December 31, 2016, compared to the fiscal year ended December 31, 2015. The decline is primarily driven by the currency depreciations of the Russian Ruble and Euro against the US Dollar as well as revenue declines in certain key markets, including Italy and Russia. In addition, the segments supply chain issues resulted in delayed shipments to consumers and a lack of product supply held in the operating markets. The segment has experienced significant revenue declines during the fiscal year 2017, as of the filing of this report, as a result of an exodus of sales field leaders in the segment starting in the fourth quarter of 2016. Management has started the process to reposition the segment to focus on markets that are viewed as having better profit potential.

Gourmet Food

•
The gourmet food segment's revenue decreased by $5.6 million, or 30.5%, during the fiscal year ended December 31, 2016, compared to the fiscal year ended December 31, 2015. The revenue in 2016 was impacted by supply chain issues arising in the Australian market which resulted in global product availability issues. The almost year long supply chain issues were compiling as the year went on which the Company believes resulted in a number of independent sales representatives leaving the Company. The Company expects that the decline in the number of independent sales representatives will have a lasting impact in 2017. The Company is currently examining options on how to regain the confidence of the departed independent sales representatives.

Geographic Revenue

For the twelve months ended December 31, 2016 and December 31, 2015, respectively, revenue generated in international markets totaled approximately $115.9 million, or 80.4% of revenue, and $98.2 million, or 71.0% of revenue. The home décor segment contributed the most to the increase of revenue generated in international markets for the fiscal year ended months ended December 31, 2016, compared to the prior year, primarily due to having a full year of revenue from the 2015 acquisitions, Kleeneze and Betterware.

Influencing Factors

Revenue is impacted by a number of factors: changes in product prices; changes in product offerings; changes in consumer demand; changes in independent sales representatives; changes in commission structure; changes in incentive programs; changes in foreign currency exchange rates; changes in economic conditions; and changes geopolitical conditions.

Gross profit (in thousands):

During the fiscal year ended December 31, 2016, gross profit decreased by $667,000, or 0.8%, compared to the fiscal year ended December 31, 2015. For the fiscal year ended December 31, 2016, gross profit margins decreased to 54.4% compared to the prior year gross profit margin of 57.2%.

	Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
	Amount	Percent of Revenue	Amount	Percent of Revenue
Gourmet food	$7,040	55.5%	$10,282	56.4%
Home décor	51,644	49.1%	43,813	49.8%
Nutritional and wellness	19,157	75.6%	24,086	78.6%
Other	583	59.3%	910	63.5%
Gross profit	$78,424	54.4%	$79,091	57.2%

Home Décor

•
The home décor segment's gross profit improved by $7.8 million, or 17.9%, for the fiscal year ended December 31, 2016 compared to the prior year mostly due to the acquisition of Kleeneze and Betterware. The gross profit margin of 49.1% was consistent with last year.

Nutritional and Wellness

•
The nutritional-and-wellness segment's gross profit decreased by $4.9 million, or 20.5%, compared to the fiscal year ended December 31, 2015. The gross profit margin decreased to 75.6%, compared to 78.6% for the fiscal year ended December 31, 2015. The decline is a result of year-over-year price increases and a reduction in overall selling prices.

Gourmet Food

•
The gourmet food segment's gross profit decreased by $3.2 million, or 31.5%, compared to the fiscal year ended December 31, 2015. The gross profit margin stayed relatively stable at 55.5%, compared to 56.4% for the fiscal year ended December 31, 2015.

Operating expenses (in thousands):

For the fiscal year ended December 31, 2016, operating expenses increased by $9.9 million, or 10.0%, compared to the prior year. The operating loss increased by $10.6 million for the fiscal year ended December 31, 2016 compared to the prior year.

	Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Gourmet food	$10,231	9.4%	$12,188	12.3%
Home décor	64,435	59.3%	55,161	55.8%
Nutritional and wellness	28,185	25.9%	26,672	27.0%
Other	5,900	5.4%	4,826	4.9%
Operating Expenses	$108,751	100.0%	$98,847	100.0%

Home Décor

•
During the fiscal year ended December 31, 2016, the home décor segment's operating expenses increased by $9.3 million, or 16.8%, compared to the prior year in large part due to the acquisitions of Kleeneze and Betterware. $17.7 million of the increase is attributable to the acquisitions. The increase in operating expenses is partially offset by the decrease of expenditures at Longaberger and Uppercase Living of approximately $7.7 million and $700,000, respectively, as a result of cost reduction initiatives.

Nutritional and Wellness

•
During the fiscal year ended December 31, 2016, the nutritional-and-wellness segment's operating expenses decreased by $1.5 million, or 5.7% compared to the prior year mostly as a result of staff reductions.

Gourmet Food

•
During the fiscal year ended December 31, 2016, the gourmet food segment's operating expenses decreased by $2.0 million, or 16.1%, compared to the prior year. The change is a result of scaling down the business as a result of the decline in revenue.

Other Income and Expenses

Gain/loss on sale of marketable securities

At December 31, 2016 and December 31, 2015, the fair value of the fixed income securities totaled approximately $389,000 and $5.3 million, respectively. Realized gains from the sale of marketable securities totaled $12,000 and $189,000 during the fiscal year ended months ended December 31, 2016 and December 31, 2015, respectively. Since the securities are Level 1 securities, they are estimated based on quoted prices in the active markets.

Loss on extinguishment of debt

During the fiscal year ended December 31, 2016, the Company recognized a loss on extinguishment of debt of approximately $1.9 million in connection to the Dominion Capital monthly principle payment adjustment discussed in Part II, Item 8, Note (11), Long-term Debt and Other Financing Arrangements, to the consolidated financial statements included in this report.

Included in extinguishment of debt, are the expenses related to the Dominion Capital share issuances as a result of the Company's failure to timely file the 2015 Form 10-K, the March Form 10-Q, June Form 10-Q, and the September Form 10-Q. During the fiscal year ended December 31, 2016, the Company has recorded expenses related to the share issuances to Dominion Capital totaling approximately $1.3 million. See Part II, Item 8, Note (11), Long-term Debt and Other Financing Arrangements, to the consolidated financial statements included in this report, for further details.

Interest expense, net

During the fiscal year ended months ended December 31, 2016 and December 31, 2015, the interest expense (net) totaled $4.2 million and $2.6 million, respectively. The interest expense increased compared to last year as a result of the debt issued and assumed in connection with the Betterware and Kleeneze acquisitions, and the issuance of the Dominion Capital convertible debt during 2015.

Income tax provision

During the fiscal year ended December 31, 2016 and December 31, 2015, the income tax provision totaled $447,000 and $349,000, respectively. The income tax provision increased by $98,000 for the fiscal year ended December 31, 2016, compared to the prior year. The income tax is a result of having taxable income in connection with foreign operations.

Net loss attributable to non-controlling interest

During the fiscal year ended December 31, 2016 and December 31, 2015, the net loss attributable to non-controlling interest totaled $4.0 million and $5.8 million, respectively. The net loss attributable to non-controlling interest decreased by $1.8 million for the fiscal year ended December 31, 2016, compared to the prior year. The decrease is a result of TLC having a smaller loss during the fiscal year ended months ended December 31, 2016, compared to the prior year.

Additional Performance Indicators - EBITDA Metrics

The Company believes that having a reliable measure of financial health is invaluable both to the Company and to potential business partners. The Company believes that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA,") and Adjusted EBITDA, which are not presented in accordance with the accounting principles generally accepted in the United States of America (GAAP.) These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance on a relative period-to-period basis and relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company and Board of Directors to evaluate its performance and trends. Management believes these metrics are particularly useful for determining the performance of the Company's subsidiary businesses and ongoing corporate expenses absent costs not associated with organic operations such as ongoing acquisition costs. Management considers these measures in addition to operating income to be important to estimate the enterprise and stockholder values of the Company, and for making strategic and operating decisions. In addition, analysts, investors and creditors use these measures when analyzing the Company's operating performance, financial condition, and cash generating ability.

The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. These measures are not defined by GAAP and the discussion of EBITDA and Adjusted EBITDA is not intended to conflict with or change any of the GAAP disclosures described. Neither EBITDA nor Adjusted EBITDA should be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing the Company's consolidated results of operations and financial condition, as EBITDA and Adjusted EBITDA are not defined by GAAP.

The use of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and readers should not consider it in isolation or as a substitute for analysis of the results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the Company's cash expenditures or future requirements for capital expenditures or contractual commitments such as debt or capital lease payments.

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, the Company's working capital needs;

•	EBITDA and Adjusted EBITDA do not consider the potentially dilutive impact of share-based compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs; and

•	Other companies, including companies in the same or a similar industry, may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure.

Because of these limitations, readers should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and other GAAP results.

Additional Adjusted EBITDA Adjustments

Capital Market Expenses

Capital market expenses would include the cost of having a printer, stock transfer agent, specific Sarbanes-Oxley Act compliance costs, investor relation costs, as well as any listing or other exchange fees, specific equity offering expenses such as road show fees, security and regulatory adviser retainer and work fees, and fees associated with filings in the period. Capital market expenses don't include auditor fees in connection to the filings, tax advising fees, board advising fees, or D&O insurance carrier charges.

M&A Expenses

M&A expenses include specific M&A expenses such as M&A adviser work fees, due diligence costs, M&A retainer fees, engagement fees, finder fees, travel costs related to a potential acquisition, a gain on acquisition, and any other deal related expenses.

M&A Infrastructure Expense

These are expenses related to the Company's M&A infrastructure, such as the Company's M&A team and costs associated with supporting their efforts, as well as expenses related to the Reimbursement of Services Agreement with Richmont Holdings. The Company expects these costs to continue as opportunistic acquisition targets are sought and participation in other deal-related activities continue.

Other EBITDA Adjustments

Other EBITDA adjustments include stock compensation expenses, non-cash compensation, deferred rent, gains/losses in relation to the sale of an asset, asset impairment costs such as goodwill or other identifiable intangible impairment, asset fair value adjustments, gains/losses in relation to debt forgiveness, and loss on extinguishment of debt. The CODMs believe that these expenses should be included as EBITDA adjustments as they are typically non-cash adjustments and/ or tend to be non-recurring in nature.

Net Loss to Adjusted EBITDA (Losses) Reconciliation

For the fiscal year ended December 31, 2016, EBITDA (losses) increased by $13.5 million, or 99.0%, compared to the fiscal year ended December 31, 2015. For the fiscal year ended December 31, 2016, Adjusted EBITDA (losses) increased by $3.0 million, or 29.0%, compared to the fiscal year ended December 31, 2015.

The following table presents a reconciliation of Net Loss to EBITDA (losses) and Adjusted EBITDA (losses) for each of the periods presented (in thousands):

	Fiscal Year Ended December 31,
	2016	2015
Net loss	$(34,934)	$(18,879)
Interest, net	4,172	2,588
Income tax expense	447	349
Depreciation and amortization	3,072	2,238
EBITDA (losses)	(27,243)	(13,704)
Capital market expenses	445	720
M&A expenses	1,335	290
M&A infrastructure expense	2,365	2,681
Other EBITDA adjustments	9,766	(332)
Adjusted EBITDA (losses)	$(13,332)	$(10,345)

A reconciliation of "Other EBITDA adjustments" is presented below (in thousands):

	Fiscal Year Ended December 31,
	2016	2015
Share based compensation expense	$147	$(116)
Loss (gain) on sale of assets	464	(657)
Impairment of goodwill and intangibles	6,719	192
Loss on extinguishment of debt	1,904	—
Impairment of assets held for sale	—	3,329
Deferred rent amortization	95	135
Non-cash compensation	437	410
Gain on acquisition of a business	$—	$(3,625)
Total other EBITDA adjustments	$9,766	$(332)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash and cash equivalents, marketable securities, cash generated from sales, and debt and equity issuances. The Company will not be eligible to sells securities under a Registration Statement on Form S-3 until one-year from the due date of the latest untimely filing and therefore the Company’s ability to raise money through the equity markets is limited.

Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in short-duration fixed income mutual funds, which may include investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $2.6 million as of December 31, 2016, a decrease of $9.2 million from December 31, 2015, primarily due to a reduction in cash used to fund the net loss from operations during the fiscal year.

The Company also continues the disposal of buildings and land that are not used by the operating companies or core to the business strategy. Land and building sales in 2016 totaled $303,000, which was a contribution of cash to ongoing working capital needs. While the majority of the excess buildings and land has been sold, the Company believes there is still a limited opportunity to generate incremental cash from future disposals of buildings and land.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had a net loss of $34.9 million during the fiscal year ended December 31, 2016, and had an accumulated deficit of approximately $76.2 million as of December 31, 2016. The Company also had negative working capital of approximately $44.9 million and debt of approximately $13.5 million as of December 31, 2016. The assumption that the Company will continue to operate as a going concern is largely dependent upon its ability to improve operations, its ability to refinance debt as it comes due, and reliance on the Funding Request Agreement that the Company entered into on October 18, 2017, with Rochon Capital Partners to provide short term funding of cash shortages arising in the ordinary course of business through October 31, 2018. This is discussed in Part II, Item 8, Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

The Company intends to fund operations through raising additional capital through debt financing, equity financing, improvement in gross margin profitability, reduction of operating costs, and if necessary, drawing on the Funding Request Agreement with Rochon Capital Partners.

The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing debt which could include a potential refinancing of debt. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time. However, the Company has a non-binding principle agreement with a creditor to provide placement of a senior secured convertible term loan in the amount of $5.0 million.

In response to these financial issues, management has taken the following actions that alleviate the doubt about the Company's ability to continue as a going concern:

•	The Company has entered into an agreement with Rochon Capital Partners to support the Company through October 31, 2018;

•	The Company is seeking to renegotiate and potentially refinance existing debt;

•	The Company is seeking investment capital and has a non-binding principle agreement with a creditor to provide placement of a senior secured convertible term loan;

•	The Company is aggressively targeting new distributors and looking to expand into new markets with its more successful companies;

•	The Company is seeking to reduce excess inventory to improve working capital;

•	The Company is aggressively reducing its operating costs; and

•	The Company has approached its trade creditors for extended payment terms.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2016, decreased to $6.5 million, as compared to net cash used in operating activities of $8.4 million for the fiscal year ended December 31, 2015. Cash flows from operating activities represent the cash receipts and disbursements related to all of the Company's activities other than investing and financing activities. Operating cash flow is derived by adjusting net losses of $34.9 million for non-cash items of approximately $17.2 million and changes in working capital of approximately $11.3 million. The changes in working capital were primarily due to the liquidation of inventory, increase in other current assets as a result of the restricted cash on the cash collateral loan becoming current, and an increase various liability accounts such as accounts payable, related party payables, deferred revenue, and taxes payable. The increase in liabilities are offset by a decrease in the accrued commissions which is less than last year primarily due to the elimination of the retention bonus at Agel during October of 2016.

Cash Provided by Investing Activities

Net cash provided from investing activities for the fiscal year ended December 31, 2016, totaled $5.1 million, a change of approximately $16.0 million from the net cash used in investing activities of $10.9 million for the fiscal year ended December 31, 2015.

For the fiscal year ended December 31, 2016, the Company generated proceeds of $4.9 million from the net sale of marketable securities compared to uses of $4.3 million from the net purchase of marketable securities during the fiscal year ended December 31, 2015. For the fiscal year ended December 31, 2015, the Company used cash of $2.1 million for the purchase of capital expenditure, $2.9 million as collateral on a loan, and $2.5 million for acquisitions.

Cash Used in Financing Activities

The net cash used in financing activities for the fiscal year ended December 31, 2016, totaled $3.2 million, a change of approximately $27.0 million from the net cash provided from financing activities of $23.8 million for the fiscal year ended December 31, 2015.

During the fiscal year ended December 31, 2016 and December 31, 2015, the Company made payments of approximately $3.2 million and $1.1 million, respectively, on principal payments of debt. During the fiscal year ended December 31, 2015, the Company borrowed approximately $7.1 million to use as proceeds for the acquisition of Kleeneze. Through the issuance of common stock and warrants in a public offering consummated in March 2015, the Company raised net proceeds of approximately $18.4 million. For the fiscal year ended December 31, 2016 and December 31, 2015, the Company raised net proceeds of $0 and $18.4 million.

Commitments and Obligations

See Part II, Item 8, Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report, for the details on the Company's commitments and contractual obligations.

Public Offerings

See Part II, Item 8, Note (15), Stockholders' Equity and Non-controlling Interest, to the consolidated financial statements included in this report, for the details on the March 4, 2015, equity raise and warrant issuances.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations promulgated by the SEC, the Company makes assumptions, judgments and estimates that can have a significant impact on net income (loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. The Company bases the assumptions, judgments and estimates on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, the Company evaluates the used assumptions, judgments and estimates. The Company also discusses critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors. The Company believes that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, income taxes, and long-lived assets, have the greatest impact on the Company's consolidated financial statements, so the Company considers these to be critical accounting policies. Historically, the Company's assumptions, judgments and estimates relative to the critical accounting policies have not differed materially from actual results.

Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments - primarily via credit card - for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers. Such taxes collected that have not been remitted by the Company are included in "Taxes payable" on the consolidated balance sheets. Payments received for undelivered products are recorded as "Deferred revenue" which is included in current liabilities on the consolidated balance sheets. Certain incentives offered on the sale of products, including sale discounts, described in the paragraph below, are classified as "Program costs and discounts" on the consolidated statements of operations. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues.

Legal Contingencies

The Company is a party to various legal actions. The most significant of these are described in Part II, Item 8, Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report. It is not possible to determine the actual outcome of these matters. The Company recognizes accruals for such actions to the extent that the Company can conclude that a loss is both probable and reasonably estimable. The Company accrues for the best estimate of a loss; however, if no estimate is better than any other, then the Company accrues the minimum amount of the potential loss. If the Company determines that a loss is reasonably possible and the loss can be estimated, the Company discloses the possible loss.

Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of the inherent uncertainty and unpredictability related to these matters, accruals are based on what the Company believes to be the best information available at the time of the assessment, including the legal facts and circumstances of the case, status of the proceedings, applicable laws, and the views of legal counsel. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on the Company’s consolidated results of operations, consolidated cash flows, and financial condition. The Company periodically reassess these matters when additional information becomes available and adjusts the estimates and assumptions when facts and circumstances indicate the need for any changes.

Income Taxes

The Company is subject to tax in many jurisdictions, and significant judgment is required in determining the Company's provision for income taxes. Likewise, the Company is subject to a potential audit by tax authorities in many jurisdictions. In such audits, the Company's interpretation of tax legislation may be challenged and tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions under the Company's inter-company agreements.

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

The Company and the various U.S. subsidiaries, excluding Longaberger, file a consolidated federal income tax return.

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

The Company's management performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment analysis was performed as of December 31, 2016.

Goodwill is measured for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The reporting units are aggregated based on similar economic characteristics, nature of products and services offered, nature of production processes, type of customers, and distribution methods. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

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

Recent Accounting Pronouncements

See Part II, Item 8, Note (2), Summary of Significant Accounting Policies, to the consolidated financial statements included in this report, for the recent accounting pronouncements.

Related Party Transactions

See Part II, Item 8, Note (9), Related Party Transactions, to the consolidated financial statements included in this report, for the related party transactions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations

Because the Company is a small reporting company, it is not required to provide information on contractual obligations.

Commitments and Contingencies

The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. The Company makes no assumptions on the materiality of any dispute and its impact on the Company’s consolidated results of operations and financial condition. Further details about the Company's commitments and contingencies can be found on Part II, Item 8, Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report.

Inflation

The Company does not believe inflation has had a material impact on the historical operations or profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in several countries and continues to seek to grow international operations. Gross revenue, operating loss, and net loss are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, the Company's operations are exposed to risks associated with changes in social, political, and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where the Company has operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2016, approximately 80.4% of the Company's revenues were realized outside of the United States in foreign currency. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on expenses incurred outside the U.S. Given the large portion of the business derived from the United Kingdom, any weakening of the British Pounds Sterling will negatively impact reported revenue and positively impact net losses, whereas a strengthening of the British Pounds Sterling will positively impact the Company's reported revenue and negatively impact net losses. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on the future business, product pricing, consolidated results of operations, and/ or consolidated financial condition. Changes in various currency exchange rates affect the relative prices at which products are sold. The Company regularly monitors foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on the operating results. The Company does not currently hedge net foreign currency positions to reduce exposure to fluctuation in foreign currency exchange rates. The Company does not use derivative financial instruments for trading or speculative purposes. At December 31, 2016, the Company did not have any derivative instruments.

Following are the average currency exchange rates of U.S. $1 into local currency for each material international market:

	For the year ended December 31, 2016				For the year ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Australia	1.39	1.34	1.32	1.34	1.27	1.29	1.38	1.39
Canada	1.37	1.29	1.30	1.34	1.24	1.23	1.31	1.34
Europe	0.91	0.89	0.90	0.93	0.89	0.90	0.90	0.91
New Zealand	1.51	1.45	1.38	1.41	1.33	1.37	1.54	1.50
Russia	74.32	65.86	64.60	63.06	62.77	52.76	63.14	66.03
Switzerland	0.99	0.97	0.98	1.00	0.95	0.94	0.96	0.99
Thailand	35.65	35.26	34.84	35.40	32.65	33.25	35.23	35.83
United Kingdom	0.70	0.70	0.76	0.80	0.66	0.65	0.65	0.66

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the fiscal years ended December 31, 2016 and December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JRjr33, Inc.

We have audited the accompanying consolidated balance sheet of JRjr33, Inc. (the “Company”), as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Whitley Penn LLP
Dallas, Texas
October 18, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JRjr33, Inc.

We have audited the accompanying consolidated balance sheet of JRjr33, Inc. as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRjr33, Inc. at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP
BDO USA, LLP
Dallas, Texas
June 27, 2016

JRjr33, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,203	$6,482
Marketable securities	389	5,306
Accounts receivable, net	3,556	4,828
Inventory, net	15,823	20,799
Other current assets	3,627	2,303
Total current assets	25,598	39,718
Assets held for sale	1,000	1,111
Restricted cash	—	2,857
Sale leaseback security deposit	4,414	4,414
Property, plant and equipment, net	2,859	5,387
Property under capital leases, net	13,875	14,654
Goodwill	1,846	5,427
Intangibles, net	3,862	8,801
Other assets	37	135
Total assets	$53,491	$82,504
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,018	$15,839
Related party payables	5,853	1,704
Accrued commissions	1,676	3,033
Accrued liabilities	8,028	7,303
Deferred revenue	3,706	2,307
Taxes payable	8,969	4,830
Current portion of lease obligation	15,856	313
Current portion of long-term debt	11,703	3,048
Other current liabilities	666	578
Total current liabilities	70,475	38,955
Deferred tax liability	372	744
Long-term debt, less current portion	1,830	12,784
Capital lease obligation, less current portion	283	16,217
Other long-term liabilities	2,765	2,864
Total liabilities	75,725	71,564
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 500,000 authorized; -0-issued and outstanding	—	—
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 39,348,214 and 35,718,279 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	62,390	58,837
Accumulated other comprehensive loss	(2,390)	(586)
Accumulated deficit	(76,214)	(45,255)
Total stockholders’ equity attributable to JRjr33, Inc.	(16,210)	13,000
Stockholders’ equity attributable to non-controlling interest	(6,024)	(2,060)
Total stockholders’ equity	(22,234)	10,940
Total liabilities and stockholders’ equity	$53,491	$82,504
See accompanying notes.

JRjr33, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended December 31,
(in thousands, except share and per common share data)	2016	2015
Revenue	$144,245	$138,352
Program costs and discounts	(24,322)	(21,795)
Net revenues	119,923	116,557
Costs of sales	41,499	37,466
Gross profit	78,424	79,091
Distributor expense	37,384	36,696
Selling expense	18,682	15,944
General and administrative expense	40,943	41,245
Share based compensation expense	147	(116)
Depreciation and amortization	2,508	2,214
Loss (gain) on sale of assets	464	(657)
Impairment of goodwill and intangibles	6,719	192
Loss on extinguishment of debt	1,904	—
Impairment of assets held for sale	—	3,329
Operating loss	(30,327)	(19,756)
Gain on sale of marketable securities	(12)	(189)
Gain on acquisition of a business	—	(3,625)
Interest expense, net	4,172	2,588
Loss before income tax provision	(34,487)	(18,530)
Income tax provision	447	349
Net loss	(34,934)	(18,879)
Net loss attributable to non-controlling interest	3,975	5,783
Net loss attributable to JRjr33, Inc.	$(30,959)	$(13,096)
Basic and diluted loss per share:
Weighted average common shares outstanding	36,580,892	33,478,601
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.85)	$(0.39)
See accompanying notes.

JRjr33, Inc.
Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended December 31,
(in thousands)	2016	2015
Net loss before allocation to non-controlling interests	$(34,934)	$(18,879)
Other comprehensive gain (loss):
Foreign currency translation adjustment loss	(1,799)	(706)
Unrealized gain (loss) on marketable securities
Unrealized holding gain arising during the period	6	—
Reclassification of other comprehensive income included in net loss	—	(199)
Other comprehensive loss, before tax	(1,793)	(905)
Tax provision (benefit) on other comprehensive income (loss)	—	—
Other comprehensive loss before allocation to non-controlling interests	(1,793)	(905)

Comprehensive loss before allocation to non-controlling interests	(36,727)	(19,784)
Less: Comprehensive loss attributable to non-controlling interests	3,975	5,783
Comprehensive loss attributable to JRjr33, Inc.	$(32,752)	$(14,001)
See accompanying notes.

JRjr33, Inc.
 Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance at December 31, 2014	27,599	$3	$37,097	$321	$(32,159)	$3,721	$8,983
Net loss	—	—	—	—	(13,096)	(5,783)	(18,879)
Comprehensive income (loss)	—	—		(907)	—	2	(905)
Issuance of warrants for consulting services	—	—	1,068	—	—	—	1,068
Stock compensation expense	—	—	15	—	—	—	15
Issuance of stock in public offering	6,768	1	18,360	—	—	—	18,361
Issuance of stock for debt raise	375	—	578	—	—	—	578
Issuance of stock for investment in subsidiaries	976	—	1,719	—	—	—	1,719
Balance at December 31, 2015	35,718	$4	$58,837	$(586)	$(45,255)	$(2,060)	$10,940
Net loss	—	—	—	—	(30,959)	(3,975)	(34,934)
Comprehensive income (loss)	—	—	—	(1,804)	—	11	(1,793)
Stock compensation expense	—	—	159	—	—	—	159
Issuance of stock to creditors	3,630	—	3,394	—	—	—	3,394
Balance at December 31, 2016	39,348	$4	$62,390	$(2,390)	$(76,214)	$(6,024)	$(22,234)

JRjr33, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31,
(in thousands)	2016	2015
Operating activities:
Net loss	$(34,934)	$(18,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of business acquisitions:
Depreciation and amortization	3,072	2,778
Gain on sale of marketable securities	(12)	(189)
Share based compensation expense	147	(116)
Non-cash compensation	437	410
Share based payments	2,227	—
Provision for doubtful accounts	1,068	1,001
Provision for obsolete inventory	8	2,355
Loss (gain) on sales of assets	464	(657)
Deferred income tax	(291)	468
Impairment of goodwill and intangible assets	6,719	192
Gain on acquisition of a business	—	(3,625)
Impairment of assets held for sale	—	3,329
Amortization of debt discount	1,161	77
Deferred rent amortization	95	135
Forgiveness of receivable	174	—
Loss on extinguishment of debt	1,904	—
Changes in certain assets and liabilities:
Accounts receivable	34	(324)
Inventory	1,169	960
Other current assets	924	1,670
Accounts payable	(675)	1,761
Related party payables	4,149	1,453
Accrued commissions	(1,351)	(282)
Accrued liabilities	847	(659)
Deferred revenue	1,429	2
Taxes payable	4,633	(308)
Other liabilities	116	91
Net cash used in operating activities	(6,486)	(8,357)
Investing activities:
Capital expenditures	(109)	(2,147)
Proceeds from the sale of property, plant and equipment	303	936
Purchases of marketable securities	(741)	(25,236)
Proceeds from sales of marketable securities	5,676	20,913
Proceeds from note receivable	—	68
Deposit of restricted cash collateral	—	(2,951)
Acquisitions, net of cash purchased	—	(2,494)
Net cash provided by (used in) by investing activities	5,129	(10,911)
Financing activities:
Borrowings on long-term debt	—	7,065
Payments on long-term debt	(3,206)	(1,109)
Share issuances	—	18,360
Debt issuance costs	—	(515)

Net cash provided by (used in) financing activities	(3,206)	23,801
Effect of exchange rate changes on cash and cash equivalents	284	(657)
Increase (decrease) in cash and cash equivalents	(4,279)	3,876
Cash and cash equivalents at beginning of year	6,482	2,606
Cash and cash equivalents at end of year	$2,203	$6,482

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,871	$2,499
Income taxes	738	72
Non-cash transactions:
Convertible note issued related to acquisition	—	5,547
Stock issued related to acquisition	—	1,719
Stock issued related to debt acquisition	—	578

See accompanying notes.

JRjr33, Inc.
Notes to Consolidated Financial Statements

(1) General

JRjr33, Inc. ("JRJR" or "the Company", and together with the Company's consolidated subsidiaries, "we", "us" and "our") was incorporated under the laws of Florida in 2007. The Company changed its name to JRjr33, Inc. on March 7, 2016 and began doing business as JRjr Networks, using the stock symbol JRJR on January 28, 2016.

Basis of Presentation

The audited consolidated financial statements and the accompanying notes include the Company's accounts and the accounts of the Company's subsidiaries. These audited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America ("GAAP") for financial information and the instructions to the Annual Report on Form 10-K.

In accordance with the guidance for non-controlling interests in consolidated financial statements, references in this report to the earnings per share, net income, and stockholders’ equity attributable to JRjr33, Inc. do not include non-controlling interests, which is reported separately.

The Company's Portfolio

The Company has grown as a result of acquiring nine direct-to-consumer brands following the reverse merger of Happenings in 2012. The Company intends to pursue additional acquisitions that improve the fundamental strength of the existing business.

The Company's platform of direct-to-consumer brands is currently comprised of the following businesses in order of acquisition: The Longaberger Company, Your Inspiration at Home Proprietary Limited, CVSL TBT LLC, Agel Enterprises Inc., My Secret Kitchen Limited, Paperly, Inc., Uppercase Living, Inc., Kleeneze Limited, and Betterware Limited. In addition, Happenings Communications Group, Inc. further diversifies the portfolio by operating in the magazine publishing industry.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had a net loss of $34.9 million during the fiscal year ended December 31, 2016, and had an accumulated deficit of approximately $76.2 million as of December 31, 2016. The Company also had negative working capital of approximately $44.9 million and debt of approximately $13.5 million as of December 31, 2016. Cash and cash equivalents and marketable securities were $2.6 million as of December 31, 2016, a decrease of $9.2 million from December 31, 2015, primarily due to a reduction in cash used to fund the net loss from operations during the fiscal year.

The assumption that the Company will continue to operate as a going concern is largely dependent upon its ability to improve operations, its ability to refinance debt as it comes due, and reliance on the Funding Request Agreement that the Company entered into on October 18, 2017, with Rochon Capital Partners to provide short term funding of cash shortages arising in the ordinary course of business through October 31, 2018. This is discussed in Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

The Company intends to fund operations through raising additional capital through debt financing, equity financing, improvement in gross margin profitability, reduction of operating costs, and if necessary, drawing on the Funding Request Agreement with Rochon Capital Partners.

The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing debt which could include a potential refinancing of debt. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time. However, the Company has a non-binding principle agreement with a creditor to provide placement of a senior secured convertible term loan in the amount of $5.0 million.

In response to these financial issues, management has taken the following actions that alleviate the doubt about the Company's ability to continue as a going concern:

•	The Company has entered into an agreement with Rochon Capital Partners to support the Company through October 31, 2018;

•	The Company is seeking to renegotiate and potentially refinance existing debt;

•	The Company is seeking investment capital and has a non-binding principle agreement with a creditor to provide placement of a senior secured convertible term loan;

•	The Company is aggressively targeting new distributors and looking to expand into new markets with its more successful companies;

•	The Company is seeking to reduce excess inventory to improve working capital;

•	The Company is aggressively reducing its operating costs; and

•	The Company has approached its trade creditors for extended payment terms.

(2) Summary of Significant Accounting Policies

Consolidation

The Company consolidates all entities in which it owns or controls more than 50% of the voting shares, including any investments where the Company has determined to have control. The portion of the entity not owned by us is reflected as a non-controlling interest within the equity section of the consolidated balance sheets. As of December 31, 2016, the non-controlling interest consisted of minority shareholder interests in TLC, MSK, and certain international subsidiaries of Agel. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from their respective dates of acquisition.

Reclassifications

Certain amounts in the consolidated financial statements included for the fiscal year ended December 31, 2015 have been reclassified to conform to current year's presentation. The Company has reclassified select expenses to show a consistent presentation as well as changing the presentation on the consolidated statement of operations to show selling expense separate from general and administrative expense. In addition, reclassifications between program costs and discounts, cost of sales, distributor expenses, selling expenses, and general and administrative expenses were made to improve the comparability of the statements. None of the adjustments had any effect on the prior period net loss. The Company also reclassified the current portion of the lease liability previously reported as an "Other current liabilities" to "Current portion of lease obligation" to provide additional transparency. In addition, a related party trade payable was reclassified from "Accounts payable" to "Related party payables." More details on this reclassification are discussed in Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

Significant Accounting Policies, Estimates and Judgments

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, the allowance for doubtful accounts, inventory valuation and obsolescence, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, allocation of purchase price to the fair value of net assets acquired, useful lives for depreciation and amortization, revenue recognition, income taxes and deferred tax valuation allowances, lease classification, and contingencies. These estimates are based on information available as of the date of the preparation of the consolidated financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly-liquid instruments with original maturities of ninety days or less. The Company maintains cash primarily with multinational banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation insured limit of $250,000. At the end of December 31, 2016, the Company held a zero-cash position in FDIC insured banks and at the end of December 31, 2015, the Company held an amount of $340,000 in FDIC insured banks. The insured limit of $250,000 was not exceeded by any individual FDIC insured account in either period. The Company has not incurred any losses related to these deposits.

Marketable Securities

Investments in marketable securities may include equity securities, debt instruments, and mutual funds. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Management determines the appropriate classification at the time of purchase and re-evaluates such designation as of each balance sheet date. The investments are recorded at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss", on the consolidated balance sheets, and the realized gains and losses are included in "Gain on marketable securities," reported separately on the consolidated statement of operations.

Accounts Receivable

The carrying value of the Company's accounts receivable, net of allowance for doubtful accounts, represents the estimated net realizable value. The Company determines the allowance for doubtful accounts based on the type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the ability to collect the outstanding balances, and the allowance is adjusted accordingly. Receivable balances deemed not collectible are written off against the allowance. The Company has recorded an allowance for doubtful accounts of approximately $1.8 million and $1.0 million as of December 31, 2016 and December 31, 2015, respectively. A reconciliation of the allowance for doubtful accounts for the fiscal year ended December 31, 2016 is included below:

December 31, 2016
Balance as of beginning of period	$1,028
Provisions to allowance for doubtful accounts	1,068
Write-offs	(290)
Balance as of end of period	$1,806

Inventory

All inventories are stated at the lower of cost or net realizable values. Cost of inventories are determined on a first-in, first-out (FIFO) basis. The Company records provisions for obsolete, excess, and unmarketable inventory in cost of goods sold.

Assets Held for Sale

The Company classifies assets as "held for sale" when management approves and commits to a formal plan of sale with the expectation that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. See additional discussion regarding the Company’s assets held for sale in Note (6), Assets Held for Sale, to the consolidated financial statements included in this report.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the depreciable assets. Provisions for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Expenditures for maintenance and repairs are expensed as incurred.

The estimated useful life used for depreciation and amortization are generally as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years

Leases

Leases are contractual agreements between lessees and lessors in which lessees get the right to use leased assets for a specified period in exchange for regular payments. Capital leases resemble asset purchases because there is an implied transfer of the benefits and risks of ownership from lessor to lessee, and the lessee is responsible for repairs and maintenance. The Company treats asset leases as capital leases if the life of the lease exceeds 75 percent of the asset's useful life, there is an ownership transfer to the lessee at the end of the lease, there is a "bargain" purchase option at the end of the lease, or the discounted present value of the lease payments exceeds 90 percent of the fair-market value of the asset at the beginning of the lease term. Capital lease obligations, and the related assets, are recorded at the commencement of the lease based on the present value of the minimum lease payments. Property under capital leases is amortized on a straight-line basis over the useful life.

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

The Company's management performs its goodwill and other indefinite-lived intangible impairment test annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment analysis was performed as of December 31, 2016.

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

Fair Value

The Company established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. The levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets - other than those included in Level 1- which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company is subject to tax in many jurisdictions, and significant judgment is required in determining the Company's provision for income taxes. Likewise, the Company is subject to a potential audit by tax authorities in many jurisdictions. In such audits, the Company's interpretation of tax legislation may be challenged and tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions under the Company's inter-company agreements.

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

Translation of Foreign Currencies

The functional currency of the Company's foreign subsidiaries is the local currency of their country of domicile. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollar amounts at period-end exchange rates. Revenue and expenditures are translated at the weighted-average rates for the quarterly accounting period to which they relate. Equity accounts are translated at historical rates. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss).

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

Revenue Recognition and Deferred Revenue

In the ordinary course of business, the Company receives payments - primarily via credit card - for the sale of products at the time customers place orders. Sales and related fees such as shipping and handling, net of applicable sales discounts, are recorded as revenue when the product is shipped and when title and the risk of ownership passes to the customer. The Company presents revenue net of any taxes collected from customers. Such taxes collected that have not been remitted by the Company are included in "Taxes payable" on the consolidated balance sheets. Payments received for undelivered products are recorded as "Deferred revenue" which is included in current liabilities on the consolidated balance sheets. Certain incentives offered on the sale of products, including sale discounts, described in the paragraph below, are classified as "Program costs and discounts" on the consolidated statements of operations. A provision for product returns and allowances is recorded and is founded on historical experience and is classified as a reduction of revenues. As of December 31, 2016 and December 31, 2015, the provision for sales returns totaled approximately $921,000 and $808,000, respectively, which are recorded as "Accrued liabilities" included in current liabilities on the consolidated balance sheets.

Program Costs and Discounts

Program costs and discounts represent the various methods of promoting products. The Company offers benefits such as discounts on starter kits for new consultants, promotional pricing for the host of a home show, which vary depending on the value of the orders placed, and general discounts on the products.

Cost of Sales

Cost of sales includes the cost of raw materials, finished goods, inbound shipping expenses, customs, insurance, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing and inventory management functions.

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

Selling Expense

Selling expenses include merchant fees, freight-out shipping expenses, distribution supplies, distribution labor, and any other distribution related expenses that may arise during the ordinary course of business. The shipping and handling expense during the fiscal year ended December 31, 2016 and December 31, 2015, was $12.5 million and $15.9 million, respectively.

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

Loss on Extinguishment of Debt

The Company recognized a loss on extinguishment of debt, in accordance with ASC 470-50, Debt Modifications and Extinguishments, during the fiscal year 2016, in connection to the Dominion Capital monthly principle payment adjustment discussed in Note (11), Long-term Debt and Other Financing Arrangements, to the consolidated financial statements included in this report.

Operating Expenses

The Company evaluates operating expenses to view holistically the expenditures that the Company incurs to engage in any activities not directly associated with the production of goods or services. Operating expenses include commissions and incentives; selling expenses; general and administrative expenses; share-based compensation; depreciation and amortization; gain or loss on sale of assets; impairment of intangibles and goodwill; loss on extinguishment of debt; and any additional impairments of assets.

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

Outstanding stock options, warrants, and convertible notes are not included in the computation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and therefore, the effect would be anti-dilutive.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in the consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) plus gains and losses affecting stockholders’ equity that are excluded from net income (loss), such as gains and losses related to available for sale marketable securities and the translation effect of foreign currency assets and liabilities.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. These new standards are effective for interim and annual periods beginning after December 15, 2017, and may be adopted using either a full retrospective or a modified retrospective approach. These standards may be adopted earlier. Management is currently evaluating these ASUs, including which transition approach to use, if needed. The Company is still evaluating whether these ASUs may materially impact the Company's consolidated net income, financial position, or cash flows.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The Company adopted the ASU effective December 31, 2016.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases. This new standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018, and may be adopted using either a full retrospective or a modified retrospective approach. The standard may be adopted earlier. The Company is in the process of assessing the effects of the application of the new guidance on the Company's financial statements.

On November 17, 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017, and may be adopted using either a full retrospective or a modified retrospective approach. The standard may be adopted earlier. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

On January 5, 2017, the FASB issued a Accounting Standards Update 2017-01 (ASU 2017-01), Business Combinations (Topic 805) Clarifying the Definition of a Business, that changes the definition of a business to assist entities with evaluating when a set of assets acquired or disposed of should be considered a business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. The Company expects that these provisions will reduce the number of transactions that will be considered a business. The new standard is effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier. The standard would be applied prospectively to any transaction occurring on or after the adoption date. The Company is currently evaluating the impact that this new standard will have on the Company's consolidated financial statements.

On January 26, 2017, the FASB issued a Accounting Standards Update 2017-04 (ASU 2017-04), Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. The standard would be applied prospectively to any transaction occurring on or after the adoption date. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On February 22, 2017, the FASB issued a Accounting Standards Update 2017-05 (ASU 2017-05), Other Income – Gains and Losses from the Derecognition of Non-financial Assets, that clarifies the scope of the derecognition of non-financial assets, defines in substance financial assets, adds guidance for partial sales of non-financial assets and clarifies the recognition of gains and losses from the transfer of non-financial assets in contracts with non-customers. The new standard is effective for interim and annual periods beginning after December 15, 2017, and may be adopted using either a full retrospective or a modified retrospective approach. The Company is required to adopt the amendments in this standard at the same time that the amendments in ASU 2014-09 are adopted. The Company is evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. This guidance will become effective for the Company in the first quarter of 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. Management is currently evaluating these ASUs, including which transition approach to use, if needed. The Company does not expect these ASUs to materially impact the Company's consolidated net income, financial position or cash flows.

On May 10, 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 is effective for the Company beginning in fiscal 2019. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

On July 13, 2017, the FASB issued ASU 2017-09, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815),” which outlines the change of the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019. The Company is evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

(3) Acquisitions and Other Transactions

Betterware

On October 15, 2015, Trillium Pond AG, a corporation organized in Switzerland ("Trillium Pond,") wholly owned by a Swiss subsidiary (CVSL AG) of the Company, entered into and consummated a Share Purchase Agreement (the "SPA") with Robert Way and Andrew Lynton Cohen ("Sellers") pursuant to which Trillium Pond purchased from the Sellers all of the issued and outstanding share capital of Stanley House Distribution Limited ("Stanley House,") a company incorporated in England. Stanley House has one wholly owned subsidiary, Betterware.

Pursuant to the SPA, Trillium Pond purchased and acquired all 99,980 issued and outstanding shares of Stanley House common stock in exchange for payment to the Sellers of: (i) an aggregate cash payment of £1.0 million ($1.5 million at the time of purchase), the cash payments being funded from a portion of the cash acquired in the acquisition; (ii) convertible notes (the "Notes") in the aggregate principal amount of £3.7 million ($5.8 million at the time of purchase); and (iii) 976,184 shares of the Company’s common stock having a value on the date of issuance of $1.7 million. The shares of common stock issued to Mr. Way and Mr. Cohen under the SPA and issuable upon conversion of the Notes are subject to certain leak-out provisions, as set forth in a Lock-Up Agreement, that restricts the sale of stock under certain circumstances based upon the number of shares sold and the trading volume of the Company’s common stock.

The Notes mature after three (3) years and bear interest at a rate of two percent (2%) per annum, compounded annually and payable monthly. The Notes provide for aggregate cash payments of approximately (i) £10,222 ($16,000 at the time of purchase) on the 14th day of each of the 1-6 months after issuance; and (ii) £20,444 ($32,000 at the time of purchase) on the 14th day on each of the 7-36 months after issuance; provided, however that if certain milestones are not met part or all of the payment may be made at the option of the Company by the issuance of shares of the Company’s common stock instead of cash. In addition, the Notes provide for the payments in the aggregate amount of £1.0 million ($1.6 million at the time of purchase) at the Company’s election, in cash or shares of the Company’s common stock on each of the twelve, twenty four and thirty six month anniversary of the issuance date of the Notes. The Seller has the right upon a stock payment to cancel the portion of the Note subject to the stock issuance and forfeit such payment. The Notes may be prepaid in cash at any time.

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

Kleeneze

On March 24, 2015, the Company completed the acquisition of Kleeneze, a direct-to-consumer business based in the United Kingdom. Kleeneze offers a wide variety of cleaning, health, beauty, home, outdoor, and other products to customers across the United Kingdom and Ireland.

Pursuant to the terms of a Share Purchase Agreement with Findel Plc ("Findel,") the Company purchased 100% of the shares of Kleeneze from Findel for total consideration of $5.1 million. The consideration included $3.0 million of senior secured debt provided by HSBC Bank PLC, which has a term of 2.0 years and an interest rate per annum of 0.60% over the Bank of England Base Rate as published from time to time (an interest rate of approximately 1.1% at the time of the purchase). The remaining $2.1 million of consideration consisted of cash. Approximately $1.9 million in cash was acquired by the Company as part of the transaction at closing.

The fair value of the identifiable assets acquired and liabilities assumed of approximately $8.7 million exceeded the fair value of the purchase price of the business of approximately $5.1 million. As a result, the recognition and measurement of identifiable assets acquired and liabilities assumed were reassessed. The Company concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase. Accordingly, upon conclusion of the purchase price allocation in the third quarter of 2015, the Company realized a $3.6 million gain on the acquisition, which is recorded to "Gain on acquisition of a business" in the consolidated statements of operations. The transaction resulted in a gain primarily due to the significantly low purchase price, which is a result of the continual declines in revenues and operating profits Kleeneze had seen prior to the acquisition.

The Kleeneze acquisition was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their fair value at the acquisition date. The Company incurred approximately, $113,000 of acquisition-related costs, all of which were expensed and included in "General and administrative expense" on the consolidated statements of operations.

(in thousands)
Consideration	$5,100
Amounts recognized for assets acquired and liabilities assumed:
Current assets	12,208
Other long-term assets	764
Identifiable intangible assets	2,239
Current liabilities	(6,495)

Net assets acquired	8,716

Gain on acquisition of Kleeneze	$(3,616)

Pro-forma Consolidated Statement of Operations

The following unaudited pro-forma financial information presents the Company's condensed financial results for the fiscal year ended December 31, 2015 as if the Betterware and Kleeneze acquisitions had occurred as of January 1, 2015 (in thousands, except per share data):

Fiscal Year Ended
Results of Operations	December 31, 2015
Revenue	$184,303
Net loss	(19,047)
Net loss attributable to JRjr33, Inc.	(13,264)
Loss per common share attributable to JRjr33, Inc., basic and diluted	$(0.40)

Notes to Pro-forma Consolidated Statements of Operations:

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been effective at the beginning of 2015 and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•
Losses were incurred by Kleeneze as a result of the write down of inter-company receivables in the amount of $33.1 million that were forgiven prior to and in accordance with the transaction. As these losses were direct and one-time events related specifically to the acquisition, the Company has excluded these items from the pro-forma results above; and

•
The pro-forma results above exclude $203,000 in transaction costs, all of which were expensed during the year ended December 31, 2015, and are included in 'General and administrative expense' in the consolidated statement of operations.

(4) Marketable Securities

The marketable securities held by the Company as of December 31, 2016, included fixed income investments classified as available for sale. At December 31, 2016 and December 31, 2015, the fair value of the fixed income securities totaled approximately $389,000 and $5.3 million, respectively.

The following is a summary of available-for-sale securities as of the end of the periods presented (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2015
Mutual Funds	$5,312	$—	$(6)	$5,306

Balance at December 31, 2016
Mutual Funds	$389	$—	$—	$389

Purchases of marketable securities during the twelve months ended December 31, 2016 and December 31, 2015 totaled $741,000 and $25.2 million, respectively. The proceeds from the sale of marketable securities totaled $5.7 million and $20.9 million during the fiscal year ended December 31, 2016 and December 31, 2015, respectively.

The realized gains arising during the fiscal year ended months ended December 31, 2016 and December 31, 2015, totaled $12,000 and $189,000, respectively. The Company incurred unrealized holding gains on investments of $6,000 and $0 during the fiscal year ended months ended December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, the investments held as marketable securities had an effective maturity of 0.7 years and an average effective duration of 0.12 years. The majority of the Company's marketable securities are invested in investment-grade corporate bonds.

(5) Inventory

All inventories are stated at the lower of cost or net realizable value. Cost of inventories are determined on a first-in, first-out basis. The Company measures inventory using the inventory classes raw materials and supplies, work in process, and finished goods. The classes presented allow the Company to accurately track product throughout a manufacturing process.

The following table shows the inventory by class (in thousands):

	December 31, 2016	December 31, 2015
Raw material and supplies	$2,843	$3,165
Work in process	371	221
Finished goods	15,790	20,774
Inventory, gross	19,004	24,160
Inventory reserve	(3,181)	(3,361)
Inventory, net	$15,823	$20,799

(6) Assets Held for Sale

In the fiscal year 2015, the Company began actively marketing several of Longaberger's excess facilities. Through this process, the Company identified the equipment, land and buildings to be sold and the assets that will be retained by the Company. At December 31, 2016 and December 31, 2015, the assets held for sale totaled $1.0 million and $1.1 million, respectively.

The following table shows the additions, sales, impairments and gains and losses related to assets held for sale during the period (in thousands):

	December 31, 2016	December 31, 2015
Balance as of beginning of period	$1,111	$—
Additions to held for sale	—	4,440
Impairment charge	—	(3,329)
Sales and settlements, net	(111)	—
Balance as of end of period	$1,000	$1,111

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land and improvements	$25	$109
Buildings and improvements	1,640	2,472
Equipment	3,954	5,070
Property, plant and equipment, gross	5,619	7,651
Less accumulated depreciation	(2,760)	(2,264)
Property, plant and equipment, net	$2,859	$5,387

Property Under Capital leases

In addition to owned property, the Company also has approximately $13.9 million in leased assets, as of December 31, 2016, which is net of accumulated amortization of approximately $2.9 million. On December 31, 2015, leased assets totaled approximately $14.7 million which is net of accumulated amortization of approximately $1.6 million.

On July 31, 2014, TLC entered into a Sale Leaseback Agreement with CFI NNN Raiders, LLC. The lease was deemed to qualify as a capital lease and the transaction is being accounted for as a sale leaseback agreement. The Company recognized approximately $168,000 of amortization as a result of the deferred gains from the 2014 Sale Leaseback Agreement with CFI NNN Raiders, during the fiscal year ended December 31, 2016 and December 31, 2015, respectively.

Capital leases are further explained in Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report.

Dispositions

During the fiscal year ended December 31, 2016 and December 31, 2015, the sale of property, plant and equipment resulted in proceeds of approximately $303,000 and $936,000, respectively. The gain (loss) on sale of assets, excluding the deferred gain recognized by the 2014 Sale Leaseback Agreement with CFI NNN Raiders, totaled approximately $(632,000) and $489,000, during the fiscal year ended December 31, 2016 and December 31, 2015, respectively

Depreciation and Amortization

A reconciliation of depreciation and amortization to the cash flow statement during the fiscal year ended December 31, 2016 and December 31, 2015, is included below (in thousands):

	2016	2015
Depreciation and amortization included in costs of sales
Related to property, plant and equipment	—	—
Related to capital leases	564	564
Depreciation and amortization in operating expenses
Related to property, plant and equipment	1,116	1,478
Related to capital leases	691	591
Related to intangible assets	701	145
Total depreciation and amortization	$3,072	$2,778

The amortization of intangibles is further explained in Note (8), Goodwill and Other Intangible Assets, to the consolidated financial statements included in this report.

(8) Goodwill and Other Intangible Assets

Goodwill

The Company's management performs its goodwill and other indefinite-lived intangible impairment tests annually or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The last annual impairment test took place as of December 31, 2016. The Company is aggregated into four operating segments presented herein Note (17), Segment Information, to the consolidated financial statements included in this report, based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company's four operating segments consist of: "gourmet food," "nutritional and wellness," "home décor" and "other." The valuation of goodwill is further explained in Note (2), Summary of Significant Accounting Policies, to the consolidated financial statements included in this report.

The Company recorded goodwill impairment charges of approximately $3.3 million and $192,000 during the fiscal year ended December 31, 2016 and 2015, respectively. The goodwill impairment charges of $191,000 during the first quarter of 2016 and $192,000 during the second quarter of 2015 were related to the goodwill impairment of Tomboy Tools. In the fourth quarter of 2016, the Company recorded goodwill impairment charges of $1.9 million and $1.2 million to Agel and YIAH, respectively, as a result of expected decrease in the future results of operations.

The following table provides the components of and changes in the carrying amount of Goodwill as of December 31, 2016 and December 31, 2015 (in thousands):

	Acquired Goodwill	Accumulated Impairment	Other	Net Carrying Amount
December 31, 2014	$7,073	$(2,978)	$—	$4,095
Additions (a)	1,655			1,655
Impairment (b)		(192)		(192)
Other (c)			(131)	(131)
December 31, 2015	$8,728	$(3,170)	$(131)	$5,427
Additions	—			—
Impairment (b)		(3,319)		(3,319)
Other (c)			(262)	(262)
December 31, 2016	$8,728	$(6,489)	$(393)	$1,846
(a) Related to the acquisition of Betterware in 2015.
(b) Related to the impairment of Tomboy Tools in 2015 and 2016, and Agel and YIAH in 2016.
(c) Primarily reflects the impact of foreign exchange.

Identifiable Intangible Assets

The Company recorded identifiable intangible asset impairment charges of approximately $3.4 million during the fiscal year ended December 31, 2016. In the fourth quarter of 2016, the Company recorded identifiable intangible asset impairment charges of $3.4 million in connection to an expected decline in the future results of operations for the nutritional-and-wellness segment.

The following tables provide the components of identifiable intangible assets as of December 31, 2016 and December 31, 2015 (in thousands, except amortization period):

Identifiable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2016	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks (a)	$1,812	$—	$1,812	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	2,985	(935)	2,050	3
	$4,800	$(938)	$3,862	3

(a) This includes impairments of approximately $3.4 million to Agel's indefinite-lived intangible assets.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2015	Weighted Average Amortization Period (in Years)
Indefinite-lived intangible assets:
Trade name and trademarks	$5,614	$—	$5,614	—
Finite-lived intangible assets:
Trade name and trademarks	3	(3)	—	—
Intellectual property	3,534	(347)	3,187	4
	$9,151	$(350)	$8,801	4

Amortization

Amortization expense related to intangible assets is included in 'Depreciation and amortization' in the accompanying consolidated statements of operations. During the fiscal year ended months ended December 31, 2016 and 2015, the Company recorded amortization expenses of $701,000 and $145,000, respectively.

As of December 31, 2016, the estimated future amortization expense associated with the intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

2017	$636
2018	636
2019	572
2020	90
2021	36
Thereafter	80
Total amortization of intangible assets	$2,050

(9) Related Party Transactions

Richmont Holdings

During the fourth quarter of 2016, the Company renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings - a closely held company owned by the Company's Chairman and CEO. The Company has an infrastructure of personnel and resources used to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, the Company continues to rely on advice and assistance from Richmont Holdings in areas related to identification, analysis, financing, due diligence, strategic planning, accounting, tax, and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in these areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued.

The Company has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month of $160,000, and to reimburse or pay the due diligence, financial analysis, legal, travel, and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring, and negotiating potential transactions. During the fiscal year ended December 31, 2016 and 2015, the Company recorded approximately $1.9 million and $2.2 million, respectively, of Reimbursement Fee expenses that are included in "General and administrative expense" on the consolidated statements of operations. The Board of Directors approved an additional reimbursement fee of $232,000 over the base agreement in 2015.

As of December 31, 2016 and December 31, 2015, there was a related party payable due to Richmont Holdings of approximately $0.8 million and $580,000, respectively, that is included in "Related party payables" within current liabilities on the consolidated balance sheets. This amount recorded as December 31, 2016, includes the payable for unpaid reimbursement fees of $624,000 and short term advances of $219,000. The short-term advances do not bear interest and do not have a set maturity date.

Rochon Capital Partners

On September 25, 2012, the Company assumed a note payable in the principal amount of $25,000 from Rochon Capital Partners - a closely held company owned by the Company's Chairman and CEO. The loan was made with Happenings’ prior to the Company's acquisition of the business and was used for working capital needs. The loan is included in "Related party payables" within current liabilities. The loan does not currently have a set maturity date.

On June 6, 2017, Rochon Capital Partners purchased $1.0 million in aggregate principal amount and $23,000 in accrued and unpaid interest of the Note from Dominion. The promissory note bears interest at 9.75% per annum. The note is secured by a lien on the assets of the Company. The loan is subordinate to the lien from the Dominion debt. The original note issued to Dominion has a provision that limits the conversion of the note if such conversion would cause the beneficial ownership to exceed 4.99% of the Company's outstanding shares of common stock. As such, Rochon Capital Partners is currently not able to convert the note.

On October 18, 2017, the Company's Audit Committee, after conducting due diligence to substantiate the credit funding agreement's financial wherewithal cash draw formula, and Rochon Capital Partners have negotiated a Funding Request Agreement. The agreement provides periodic loans to the Company in the event of cash shortages arising in the ordinary course of business. The loans bear interest at 14.0% per annum, payable quarterly in arrears, and will be convertible into preferred or common JRJR shares at a price equal to the preceding 30-day average closing price of the shares. Notes will be convertible at the holder's option quarterly at any interest payment date upon the holder providing a 30-day notice. Any conversion of the notes will be subject to approval by the NYSE American. Issued notes, if any under the agreement, have a maturity date of five years post issuance. The notes will be subordinate to any senior secured loans. The Funding Request Agreement will stay active through October 31, 2018. The Company has not utilized the Funding Request Agreement as of the filing date of this annual report. The Company's evaluation as a going concern is heavily dependent upon the funding set forth in this agreement.

See Note (15), Stockholders' Equity and Non-controlling Interest, to the consolidated financial statements included in this report, for details about the Share Exchange Agreement with Rochon Capital Partners, which was amended during the fourth quarter of 2014.

Capital Partners V ("RCP V")

On February 26, 2015, the Company received a loan from Richmont Capital Partners V ("RCP V") - a closely held company owned by the Company's Vice-chairman and CFO - in the amount of $425,000. The loan does not currently bear interest and has no set maturity date.

Tamala L. Longaberger

On June 27, 2014, Longaberger received a promissory note in the principal amount of $42,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured on June 27, 2015, and is guaranteed by the parent company, JRjr33, Inc. The Company has accrued interest of $11,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

On July 1, 2014, Agel received a promissory note in the principal amount of $158,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured on July 1, 2015, and is guaranteed by the parent company, JRjr33, Inc. The Company has accrued interest of $40,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

On July 11, 2014, Agel received a promissory note in the principal amount of $800,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured July 11, 2015, and is guaranteed by the parent company, JRjr33, Inc. The Company has accrued interest of $200,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

The Company determined not to make payment on the notes due to Tamala L. Longaberger pursuant to the contractual agreements. As a result, in connection with these notes, Ms. Longaberger filed a State Court Action seeking re-payment of the notes on August 12, 2015. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for the week of December 4, 2017. The Company’s position is that Ms. Longaberger's claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against Ms. Longaberger by the Company and The Longaberger Company. The Company is claiming Ms. Longaberger was in breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus, Ohio. Therefore, as a result of Ms. Longaberger's misconduct, the Company believes it is owed more in damages than the amounts owed on the loans.

Actitech

On May 31, 2016, the Company entered into an agreement with Actitech, which is owned by Michael Bishop, a member of the Board of Directors. The agreement was not approved by the Company's Audit Committee at the time it was signed. The agreement set forth the supply terms of the manufactured product made by Actitech to be sold to one of the Company's subsidiaries, Agel. In addition to the terms for supply, the agreement provided for the payment of "fees" based upon a calculation stipulated in the agreement. Pursuant to the agreement, Agel purchased approximately $4.3 million of products from Actitech during 2016. The Company paid approximately $1.0 million and $1.4 million, during the fiscal year ended December 31, 2016 and 2015, respectively, for purchases of product. The Company has a trade payable on its books of $3.3 million and $98,000 as of December 31, 2016 and December 31, 2015, respectively. The trade payable to Actitech is included in "Related party payables" on the consolidated balance sheets. Included in the $3.3 million December 31, 2016 payable balance is approximately $1.9 million of fees for penalties and interest as a result of untimely payments during the fiscal year ended December 31, 2016. Even though the Company believes these fees to be usurious in nature, the Company has recorded the fees and will maintain a balance for the fees until either the fees are paid-in-full or a resolution has been reached with Actitech.

(10) Income Taxes

The following table presents the components of income (loss) before income taxes (in thousands):

	2016	2015
U.S. pre-tax income (loss)	$(17,744)	$(20,183)
Foreign pre-tax income (loss)	(16,743)	1,653
Total pre-tax income (loss)	$(34,487)	$(18,530)

The Company records no current income tax expense related to its domestic activities due to historical and/ or current net operating losses. The current tax is based on the Company’s activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income.

The income tax expense from continuing operations for the years ended December 31, 2016 and December 31, 2015, differs from the U.S statutory rate of 34.0% primarily due to changes in the Company's valuation allowance and foreign tax expense incurred in addition to U.S. tax in certain jurisdictions. The Company's income tax expenses for the fiscal year ended December 31, 2016 and December 31, 2015 of $447,000 and $349,000, respectively and is based on the Company's activities in certain foreign jurisdictions which are currently profitable and for which no loss carryover is available to offset the income. In addition, the expense for 2016 and 2015 includes $100,000 and $100,000, respectively, related to amortization of indefinite-lived intangibles for tax purposes that result in a deferred tax liability which, because the reversal cannot be determined, are excluded from the net asset covered by the Company's valuation allowance.

The income tax provision consists of the following (in thousands):

	2016	2015
Current income tax:
U.S.	$—	$—
State	—	—
Foreign	820	212
Deferred income tax:
U.S.	(272)	105
State	—	—
Foreign	(101)	32
Total income tax	$447	$349

A reconciliation of the expected U.S. tax expense/(benefit) to the income tax provision is as follows (in thousands):

	2016	2015
Expected tax expense at U.S. statutory rate	$(11,726)	$(6,271)
Permanent Adjustments	24	(303)
Foreign Income Tax	—	244
Increase in Valuation Allowance	11,063	7,467
Other	(3,093)	(130)
Rate Difference—U.S. to Foreign	4,179	(658)
Total income tax	$447	$349

As of December 31, 2016, the Company did not have a history of earnings that would allow it to record any of its net deferred tax assets without a corresponding valuation allowance. Therefore, no net deferred tax assets are reflected as of December 31, 2016. Additionally, due to some of the Company's historical acquisitions which included intangibles with an indefinite life that are amortized for tax purposes, the Company has accumulated a deferred tax liability which is recognized separately from net deferred tax assets and valuation allowance. A deferred tax liability is recorded within non-current liabilities in the amounts of $372,000 and $744,000 in the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred income taxes as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	2016	2015
Deferred Tax Assets:
Intangibles	$1,143	$1,268
Accrued expenses	738	1,168
Other	218	—
Net operating losses—U.S.	23,410	16,618
Net operating losses—foreign	5,181	512
Foreign tax credit	692	692
Deferred Tax Liabilities:
Intangibles	$—	$(370)
Fixed assets	(3,318)	(3,810)
Prepaid expenses	(47)	(50)
Valuation allowance	(28,389)	(16,772)
Net deferred tax asset (liability)	$(372)	$(744)

The Company has U.S. net operating loss carry-forwards of approximately $72.3 million which begin to expire in 2032. The Company has net operating losses of approximately $10.0 million in several foreign countries which will begin to expire at various times. The Company can only apply the net operating loss carry-forwards if the Company can sustain taxable profits in future years.

The Company has foreign tax credits of approximately $692,000 which will begin to expire in 2023.

Unrecognized tax benefits as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	2016	2015
Unrecognized tax benefits, beginning of year	$62	$168
Gross decreases—tax positions in prior period	—	(107)
Interest accrual	—	1
Unrecognized tax benefits, end of year	$62	$62

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

The Company expects to permanently reinvest earnings, when they occur, outside of the United States to fund future foreign operations. The Company projects that there will be sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance domestic operations. The Company has not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If the Company were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and, as such, are subject to examination in various jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, Italy, Netherlands, Russia, Spain, and the United Kingdom, covering tax years 2011 through 2015.

(11) Long-term Debt and Other Financing Arrangements

The Company’s long-term borrowings as of December 31, 2016 and December 31, 2015, consisted of the following (in thousands, except for interest rates):

Description	Interest rate	December 31, 2016	December 31, 2015
Convertible note—Dominion Capital	9.75%	$3,500	$4,000
Convertible note loan premium—Dominion Capital		770	—
Unamortized debt discount, costs and fees of issuance—Dominion Capital		—	(1,016)
Convertible notes—payable to former shareholders of Stanley House	2.00%	3,058	5,502
Senior secured debt—HSBC Bank PLC	1.10%	2,461	2,984
Promissory note—payable to former shareholder of TLC	6.00%	2,750	3,003
Promissory note—Lega Enterprises, LLC (formerly Agel Enterprises, LLC)	5.00%	778	1,043
Other miscellaneous notes	4.00%	216	316
Total debt		13,533	15,832
Less current maturities		(11,703)	(3,048)
Long-term debt		$1,830	$12,784

The schedule of maturities of the Company’s long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$11,703
2018	1,830
Total long-term debt including current maturities	$13,533

Convertible Note—Dominion Capital

On November 20, 2015, the Company entered into a Securities Purchase Agreement with Dominion Capital pursuant to which the Company issued a $4.0 million senior secured note. The note bears interest at 9.75% per annum, payable monthly. The note's principal is payable in monthly installments of $50,000 starting in March 2016, increasing to $325,000 in January 2017, with a final payment of $2.2 million due in May 2017. The note is convertible at the option of Dominion into shares of common stock at a conversion price of $3.00 per share and is secured by the assets of the Company and its subsidiaries, subject to existing senior security interests of other lenders. The Company has evaluated the conversion feature and determined that it does not need to be bifurcated from the note and accounted for separately. The Company also determined that there is no beneficial conversion feature since the effective conversion price is higher than the market price of the underlying common stock as of the commitment date.

On June 6, 2017, the Company entered into a Forbearance and Amendment Agreement (the “Forbearance Agreement”) with Dominion pursuant to which Dominion agreed, for a period of sixty (60) days (subject to extension as described below for an additional sixty (60) days), to forbear from exercising any of its rights or remedies with respect to Existing Defaults (as defined in the Forbearance Agreement), including the Company being unable to timely file, without unreasonable effort and expense, its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, under the senior secured convertible note.

A condition to the forbearance was the purchase by Rochon Capital Partners of $1.0 million in aggregate principal amount and $23,000 in accrued and unpaid interest of the Note from Dominion (the “Purchased Note”), the execution of a subordination agreement, and the Company agreeing to a payment restriction covenant and a revised payment schedule. The forbearance period is subject to extension for an additional 60 days by the purchase by Rochon Capital Partners of an additional $750,000 in principal amount of the Note from Dominion. The Note that the Company issued to Dominion now has an aggregate principal balance amount of $2.4 million with monthly payments of $50,000 principal and interest due by the 21st of each month through September 21, 2017 and a final principal payment of $2.2 million plus interest due on October 21, 2017.

In connection with this financing, 375,000 shares of common stock valued at $510,000 were issued and other costs and fees totaling $583,000 were paid. These amounts have been treated as reductions of the proceeds received or issuance costs, and are being amortized over the term of the note using the effective interest method.

The unamortized balance of the debt discount, fees and issuance costs have been offset against the principal amount of the related debt in the consolidated balance sheets.

The Dominion senior secured note contained certain covenants including the covenant requirement for the timely filing of the Company’s filings with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act"). The Company missed the timely filing requirement with the SEC of its 2015 Form 10-K and received a waiver (the “Form 10-K Waiver") from Dominion until April 25, 2016. After April 25, 2016, the Form 10-K waiver stayed active provided that the Company issued 50,000 shares for each ten (10) business days until it filed its 2015 Form 10-K in compliance with its requirements under the Exchange Act. The 2015 Form 10-K was filed with the SEC on June 28, 2016, which resulted in the Company issuing a total of 200,000 shares of common stock to Dominion in connection with the 2015 Form 10-K Waiver.

A second waiver from Dominion (the “March Form 10-Q Waiver") was received on May 17, 2016, for the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. The March Form 10-Q Waiver stayed active provided that the Company issued to Dominion 50,000 shares of the Company’s common stock for each such ten (10) business day period required beyond May 23, 2016, which was the due date of the March Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). As a result of the failure to timely file the March Form 10-Q, the Company issued a total of 500,000 shares of its common stock to Dominion in consideration of the March Form 10-Q Waiver.

In connection with the delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 with the SEC, the Company obtained from Dominion an irrevocable waiver dated August 22, 2016 (the “Third Waiver,") that the Company’s failure to timely file the June Form 10-Q, as well any failure to timely file the Form 10-Q for the quarter ended September 30, 2016 would not constitute an event of default under the Note, and that any further notice to Dominion under the Note in respect of the same would not be required, provided that the Company issues to Dominion 50,000 shares of its common stock for each extension period required beyond August 22, 2016 with respect to the June Form 10-Q and beyond November 21, 2016 with respect to the September Form 10-Q (without regard to whether the Company requires the full ten (10) business day period for any given extension). As a result of the failure to timely file the June Form 10-Q, the Company has issued 350,000 of shares of its common stock to Dominion in consideration of the August 22, 2016 waiver. The Company issued 100,000 of its common stock for its failure to timely file the September Form 10-Q.

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

In connection with the failure to timely file the 2015 Form 10-K, the 2016 March Form 10-Q, 2016 June Form 10-Q, and the 2016 September Form 10-Q, the Company has issued an aggregate of 1,250,000 shares of its common stock in 2016 to Dominion.

In addition, the Third Waiver amended the amortization of debt. The amended amortization resulted in $550,000 of principal previously scheduled to be paid in 2016, to now be paid in 2017. The Company qualified for an extinguishment of debt modification assessment as a result of the late filings and the amended amortization schedule of the loan. This debt modification resulted in a loss on extinguishment of debt of approximately $1.9 million. Included in this loss on the extinguishment of debt are expenses related to the share issuance penalties for the untimely filing of the 2015 Form 10-K, the 2016 March Form 10-Q, 2016 June Form 10-Q, and the 2016 September Form 10-Q. During the fiscal year ended December 31, 2016, the Company recorded approximately $1.3 million of share issuance penalties to Dominion Capital.These share issuance penalties contain an accrual for an additional 150,000 shares that were not yet issued as of the filing of this annual report, in connection to the waivers associated to the failure to timely file the 2015 Annual Report and the 2016 Quarterly Reports.

Convertible Notes—Payable to Former Shareholders of Stanley House

On October 15, 2015, the Company issued two unsecured convertible notes totaling £3.7 million ($5.8 million at the time of purchase) in connection with the acquisition of Betterware, scheduled to mature on October 15, 2018. The notes are denominated in British Pounds Sterling ("GBP") and bear interest at 2% per annum, payable at the time of principal payments. The notes' principal is payable in monthly installments totaling £10,222 ($16,000 at the time of purchase) for the first six months, followed by monthly installments totaling £20,444 ($32,000 at the time of purchase) for the next 30 months, with additional payments of £1.0 million ($1.6 million at the time of purchase) due at the end of each annual period following the notes' issuance. The notes may be converted into common stock at the Company's election based on the value of the shares at the time of payment. The valuation of the notes was considered in connection with the Betterware acquisition, and were determined to have been issued at fair value on the acquisition date. Refer to Note (3), Acquisitions and Other Transactions, to the consolidated financial statements included in this report, for further discussion on the Betterware acquisition.

Senior Secured Debt—HSBC Bank PLC

On March 24, 2015, the Company secured $3.0 million in senior secured debt from HSBC Bank PLC, with a term of two (2) years maturing on March 24, 2017, and an annual interest rate of 0.60% over the Bank of England Base Rate as published from time to time. The loan is cash-secured by approximately $2.9 million in cash. There are no other covenants related to the debt. The loan is now current and is included in 'Current portion of long-term debt' on the consolidated balance sheets. Previously, the collateral for the loan was shown as 'Restricted cash' on the consolidated balance sheets and now is included in 'Other current assets.' The loan and cash collateral are denominated in British Pounds Sterling.

Promissory Note—Payable to Former Shareholder of TLC

On March 14, 2013, the Company issued a $4.0 million unsecured promissory note in connection with the Purchase Agreement with TLC. The Promissory Note bears interest at 2.63% per annum, has a ten-year maturity, and is payable in equal monthly installments of outstanding principal and interest. Due to the current financial condition of the Company, the Company was in arrears of $182,000 in unpaid principal and interest payments, as required by the agreement, as of December 31, 2016. The last principal payment made was the August 2016 payment. The Company received a default notice which is discussed in Note (12), Commitments and Contingencies, to the consolidated financial statements included in this report.

Promissory Note—Lega Enterprises, LLC

On October 22, 2013, Agel issued a $1.7 million Promissory Note to Lega Enterprises, LLC (formerly Agel Enterprises, LLC) in connection with the acquisition of assets from Agel Enterprises, LLC. The promissory note bears interest at 5% per annum, is payable in equal monthly installments of outstanding principal and interest and matures on October 22, 2018. The note is secured by a lien on the assets of Agel and the Company. The loan is subordinate to the lien from the Dominion debt. As of December 31, 2016, the Company was in arrears of approximately $128,000 in unpaid principal and interest payments, as required by the agreement. The last principal payment made was the August 2016 payment.

Promissory Note—Other Miscellaneous

On December 4, 2014, the Company issued a $500,000 unsecured promissory note, maturing in May 2017, in connection with a settlement agreement. The promissory note bears interest at 4.0% per annum, and is payable in equal monthly installments of outstanding principal and interest.

(12) Commitments and Contingencies

Commitments

The Company utilizes both property and equipment operating leases during the normal course of business. The equipment leases mostly include office equipment and vehicles leases. These leases are included in "Costs of sales," "Selling expense," and "General and administrative expense" on the consolidated statements of operations. The leases entered into by the Company include both cancelable and non-cancelable operating leases. The Company has included operating lease expenses of $1.2 million and $2.1 million during the fiscal year ended months ended December 31, 2016 and December 31, 2015, respectively.

Minimum lease commitments for non-cancelable operating leases for the years ended December 31, are as follows (in thousands):

2017	$1,492
2018	1,537
2019	1,500
2020	1,343
2021	1,347
Thereafter	5,125
Total non-cancelable leases	$12,344

The leases for certain of the Company's facilities include rent escalation provisions, which are accounted for on a straight-line basis over the lease terms for purposes of determining rental expense. The amounts listed above includes the remaining portion of the rent for the Utah lease that was vacated on March 17, 2017.

Capital Leases

Sale leaseback Agreement

On July 31, 2014, TLC entered into a triple net lease agreement with CFI NNN Raiders, LLC. The lease is a result of selling three buildings and related surrounding property to CFI, and then subsequently leasing back those facilities from CFI. Upon evaluation of the lease, the lease was deemed to qualify as a capital lease instead of an operating lease as a result of the term of the lease exceeding 75% of the estimated economic life of the property. The assets and related liabilities of the properties sold were removed from the balance sheet. The leased asset is included in "Property under capital leases, net" on the consolidated balance sheets. The asset is amortized over fifteen (15) years - the term of the lease - using the straight-line method. Consequently, the sale of the properties resulted in a gain on sale of assets. The gain has been recognized as a deferred gain which will be recognized over the term of the lease.

The payments under the lease are accounted for as interest and principal payments under the capital lease using a fifteen (15) year amortization. Interest expense recognized for the fiscal year ended December 31, 2016 and 2015, was $2.2 million. Amortization expense of $1.1 million was recorded in the fiscal year ended December 31, 2016 and 2015 respectively. The gain on the sale of real estate, which is amortized over the life of the lease, totaled approximately $168,000 for fiscal year ended December 31, 2016 and December 31, 2015 - which is included in "Loss (gain) on sale of assets" in the accompanying consolidated statements of operations. As of December 31, 2016 and December 31, 2015, the current portion of the capital lease included in "Current portion of lease obligation" on the consolidated balance sheets, totaled $15.7 million and $73,000, respectively. The non-current portion of the capital lease, included in Capital lease obligation, less current portion " on the consolidated balance sheets, totaled $0 and $15.7 million as of December 31, 2016 and December 31, 2015, respectively.

On March 31, 2017, CFI sent a Demand for Payment Letter in connection to the Company's failure to meet the terms negotiated under the sale leaseback agreement made on July 31, 2014, between CFI and JRjr33, Inc. CFI is demanding $102,000 for real estate tax assessed against the leased premises, $151,000 for unpaid basic rent, $8,000 for late charges incurred, $103,000 for real estate taxes paid by CFI, $15,681,000 for the remaining portion of the unpaid basic balance, and interest at the default rate on the sums due from the date due to the date when paid. CFI is in possession of a $4.4 million security deposit, as of December 31, 2016, that was initially retained by CFI when TLC entered into the sales leaseback agreement. The Company's last payment on the lease was a partial payment on the January 2017 basic rent, which is due on the first month of each quarter.

On June 26, 2017, CFI filed a complaint against the Company in connection to The Longaberger Company's failure to meet the terms negotiated under the triple net lease agreement executed on July 31, 2014, between CFI and the Company. In the action,

CFI is seeking restitution of the premises and costs associated with its recovery of the same. The legal proceeding does not currently have a set date for a hearing, however, CFI and the Company have come to an understanding that the entire property would be sold and that The Longaberger Company would either vacate the premises or in the alternative would lease an appropriate amount of space from the new owner at a market rate. The sale process is underway as of September 27, 2017.

Other Capital Leases

In addition to the sale leaseback agreement, the Company has various other capital leases ("Other Capital Leases"). These additional leases resulted from the financing of software, hardware, office and warehousing space, and office equipment. Multiple new leases were recognized during 2015 in part due to Betterware having numerous capital leases. Amortization expense related to the Other Capital Leases totaled $202,000 and $(462,000) during the fiscal year ended months ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, the current portion of the Other Capital Leases totaled $146,000 and $240,000, respectively. The non-current portion of the Other Capital Leases totaled $283,000 and $507,000 as of December 31, 2016 and December 31, 2015, respectively.

Minimum lease commitments for the capital leases for the years ended December 31, are as follows (in thousands):

2017	$18,106
2018	2,368
2019	2,244
2020	2,117
2021	2,014
Thereafter	9,260
Total minimum lease payments	36,109
Less amount representing interest	(19,970)
Present value of minimum lease payments	$16,139

Contingencies

Tamala L. Longaberger

During the fiscal year 2014, Longaberger and Agel received promissory notes in the combined principal amount of $1,000,000 from Tamala L. Longaberger. The notes bear interest at the rate of 10% per annum, matured during the fiscal year 2015, and are guaranteed by the parent company, JRjr33, Inc. As of December 31, 2016, the principal and accrued interest of $251,000 related to the loans has been included in "Related party payables" within current liabilities on the consolidated balance sheets.

The Company determined not to make payment on the notes due to Tamala L. Longaberger pursuant to the contractual agreements. As a result, in connection with these notes, Ms. Longaberger filed a State Court Action seeking re-payment of the notes on August 12, 2015. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for the week of December 4, 2017. The Company’s position is that Ms. Longaberger's claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against Ms. Longaberger by the Company and The Longaberger Company. The Company is claiming Ms. Longaberger was in breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus, Ohio. Therefore, as a result of Ms. Longaberger's misconduct, the Company believes it is owed more in damages than the amounts owed on the loans.

The Company has recorded a payable of approximately $715,000 as a result of an amended tax increment financing agreement between TLC and Licking County entered into on April 3, 2007. The agreement relates to the development of the infrastructure and local improvements near the corporate headquarters of TLC. The liability was not disclosed during the due diligence process by the seller and as a result, the Company filed a complaint against the seller on September 22, 2016. The complaint may potentially result in the reimbursement of or the assumption of the liability by the seller. A contingent asset, related to the filed complaint, is not included on the consolidated balance sheet.

Rachel Longaberger-Stuckey

On November 7, 2016, Rachel Longaberger-Stuckey filed a complaint against The Longaberger Company and JRjr33, Inc. in the Court of Common Pleas of Franklin County, Ohio. Ms. Stuckey alleges counts of breach of note, breach of guarantee, unjust enrichment, and promissory estoppel in the amount of damages to be determined at trial, but in excess of $25,000 per count.  The note referenced in Ms. Stuckey’s complaint is a March 14, 2013 Promissory Note in the original amount of $4,000,000 executed by Ms. Stuckey’s sister, Tamala L. Longaberger as the then President of The Longaberger Company. The note referenced in Ms. Stuckey's complaint is also guaranteed by Tamala L. Longaberger in a guarantee agreement. A formal answer was filed by the Company on February 8, 2017. The Clerk of the Franklin County Common Pleas Court has set a trial assignment of December 11, 2017. As of December 31, 2016, the Company has a liability of $2,750,000 in relation to unpaid principle balance, all of which is included in "Current portion of long-term debt" on the consolidated balance sheets.

Licking County

On April 5, 2017, Licking County Ohio filed an action in foreclosure to collect $715,000 of delinquent real estate taxes, assessments, interests, and penalties due and/ or owing on the former Longaberger headquarters. The Company timely filed its answer to the action. A non-oral hearing occurred on October 16, 2017 in which no decisions were rendered. The County may direct the sale of the property to collect from the proceeds of the sale if the amount is not paid in full. The Company currently has a book value of $1.0 million for the property mentioned in this lawsuit. The Company is currently engaged in discussions with the County in hopes of resolving the matter upon the sale of the former Longaberger headquarters.

Spanish Taxing Authorities

The Company is disputing an income tax assessments and withholding tax assessment, along with the related interest and penalties, assessed by the Spanish Taxing Authorities. The Spanish Taxing Authorities have asserted that Agel had maintained permanent establishment in Spain for the years 2008 to 2010 and as such, are liable for income and withholding taxes incurred during that time. The Company assumed these liabilities as part of the acquisition of Agel. Agel has vigorously disputed these claims on the basis that Agel believes it did not have a permanent establishment during the years 2008 to 2010, and therefore, any compensation paid to independent representatives should not have been subject to income and withholding taxes. As of December 31, 2016 and December 31, 2015, Agel maintained a liability of approximately $500,000, respectively, in accrued liabilities for the disputed amount, which is reflected in the consolidated financial statements. The amount remains due, along with the penalties and interest, if the appeal is unsuccessful, otherwise the payments made to date will be refunded to Agel.

In regards to the income tax assessment, during the fiscal year 2014, Agel filed an appeal in Tribunal Económico-Administrativo Regional de Cataluña. The ultimate resolution of the dispute cannot be determined at this time. Agel paid income tax of approximately $269,000 (at the time of payment) during the fiscal year 2014, in good faith towards the disputed withholding tax liability to preserve the appeal process. Additionally, Agel has been assessed amounts owed for late interest and penalties of €1,282 ($1,348 as of December 31, 2016) on the income tax.

In regards to the withholding tax assessment, during the fiscal year 2014, Agel paid $420,000 (at the time of payment) to the Spanish Taxing Authorities toward its outstanding withholding tax assessment. Although the Company has appealed the assessment by the Spanish Taxing Authorities and are defending the position, the payment was made to prevent the Spanish Taxing Authorities from beginning certain legal proceedings that would have negatively affected Agel’s European operations. Additionally, Agel has been assessed amounts owed for late interest and penalties of €10,819 ($11,381 as of December 31, 2016) on the withholding tax.

The Company is occasionally involved in other lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is not subject to reasonable estimation. The Company makes no assumptions on the materiality of any dispute and its impact on the Company’s consolidated results of operations, consolidated cash flows, and financial condition. Other than the above, the Company is not aware of any, active, pending or threatened proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Worker’s Compensation Liability

Certain of the Company’s employees were covered under a self-insured worker’s compensation plan which was replaced by a fully insured plan in December 2014. This fully insured plan lapsed on January 1, 2017. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. The accrued liability was approximately $1.2 million and $1.1 million at December 31, 2016 and December 31, 2015, respectively. There can be no assurance that actual results will not materially differ from the Company's estimates.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and related party payables are considered to be representative of their respective fair values due to the immediate or short-term nature or maturity. The available for sale securities (Level 1) totaled $389,000 and (Level 2) $0 as of December 31, 2016 and (Level 1) totaled $5.3 million and (Level 2) was $0 as of December 31, 2015.

The Company measures certain non-financial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. impaired goodwill and property, plant and equipment classified as held for sale). During the fourth quarter of the fiscal year 2015, a $3.3 million impairment charge was recorded for the Longaberger facilities held for sale. The facilities held for sale served as the previous corporate headquarters, day care center, and a separate manufacturing site. The fair value of the net assets to be sold was determined using Level 3 inputs utilizing a market participant bid. See additional discussion regarding the Company’s assets held for sale in Note (6), Assets Held for Sale, to the consolidated financial statements included in this report.

The Company recorded goodwill and intangible impairment charges of approximately $6.7 million and $192,000 during the fiscal year ended December 31, 2016 and 2015, respectively.

In addition to assets and liabilities - which are recorded at fair value on a recurring basis - the Company recorded certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on a nonrecurring basis and are primarily related to write-downs associated with goodwill and other intangible assets. The fair value measurement for goodwill and other intangible assets was developed using significant unobservable inputs (Level 3) utilizing a discounted cash flow model.

The Company qualified for an extinguishment of debt modification assessment as a result of the late filings and the amended amortization schedule of the loan. This debt modification resulted in a loss on extinguishment of debt of approximately $1.9 million. The fair value measurement of the Dominion debt was developed using significant unobservable inputs (Level 3) utilizing a discounted cash flow model to find the present value of the debt.

The Company's estimate of the fair value of the debt and capital lease obligations, using Level 2 and Level 3 inputs, is summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Recorded Amount:
Long-term debt, including current portion	$13,533	$15,832
Capital leases, including current portion	16,139	16,529
Total debt and capital lease commitments	$29,672	32,361

Fair Value:
Long-term debt, including current portion	$11,976	$14,024
Capital leases, including current portion	$15,329	$10,040
Total debt and capital lease commitments	$27,305	$24,064

(14) Share-based Compensation Plans

The Company has two cash-settled, share-based compensation plans, the 2013 Director Smart Bonus Unit Plan and 2013 Smart Bonus Unit Award Plan. These plans provide for the issuance of a cash bonus for stock appreciation. A Committee comprised of members of the Board of Directors approves all awards that are granted under the Company's share-based compensation plan. The Company classifies the awards as a liability as the value of the award will be settled in cash, notes, or stock. The Company awarded 8,000 equivalent shares of stock appreciation rights (“SARs") in 2016 (and 154,000 in 2015) that are measured each reporting period and are recognized pro-rata over the contractual term. The SARs vest over a period of three years and have a contractual term of five years. The liability related to these awards is included in other long-term liabilities on the consolidated balance sheets. Share-based compensation expense related to the SARs during the fiscal year ended months ended December 31, 2016 and December 31, 2015, totaled approximately $(12,000) and $(1.2) million, respectively. As of December 31, 2016, the unrecognized compensation related to unvested share-based compensation was $(2,000), which is expected to be recognized over a three-year period.

On May 22, 2015, the Company’s Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Stock Plan,") which was subsequently approved by the Company’s stockholders on June 23, 2015. On September 15, 2016, the shareholders approved an increase to the share issuance to up to 3,500,000 shares of common stock. The 2015 Stock Plan allows for the issuance of up to 3,500,000 shares of common stock to be granted through incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2015 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2015 plan shall not exceed 500,000. Options become exercisable over various periods from the date of grant, and generally expire 10 years after the grant date. As of December 31, 2016, there were approximately 1,175,000 options issued and outstanding under the 2015 Stock Plan.

On June 23, 2015, 50,000 options were granted to each of two executive officers of the Company. These options were issued at an exercise price of $1.23, vesting in equal quarterly installments over three years beginning July 1, 2015. These options are recognized as equity and subsequently amortized over the vesting period of three years. These options have since been been forfeited due to the departure of the recipients from the Company.

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

On March 25, 2016, certain executive officers and employees of the Company were granted options to purchase 1,030,000 shares of common stock, with an exercise price of $1.21, and vesting as to 25% of the grant on the two, three, four and five-year anniversary of the date of the grant. The fair value of the options is amortized over the vesting period. The fair value of the options totaled $611,000 at issuance.

On November 3, 2016, an executive officer was granted options to purchase 150,000 shares of common stock, with an exercise price of $0.87, and vesting as to 33% of the grant on the one, two, and three-year anniversary of the date of the grant. The fair value of the options are amortized over the vesting period. The fair value of the options totaled $39,000 at issuance.

The fair value of all options totaled approximately $687,000 ($0.58 per share) on December 31, 2016 compared to the fair value of $1.2 million ($1.08 per share) on December 31, 2015. During the fiscal year ended months ended December 31, 2016 and December 31, 2015, the share-based compensation expense was approximately $157,000 and $1.1 million. As of December 31, 2016, total unrecognized compensation expense related to unvested share-based compensation was $528,000, which is expected to be recognized over a three-year period.

The Company determines the expense related to the SARs, employee stock options, and warrants under the guidance of ASC 718, and estimates the fair value using the Black-Scholes valuation model.  For non-employee awards, the awards are accounted for under the guidance of ASC 505-50, with the fair value estimated using the Black-Scholes valuation model.

Outstanding Warrants

On July 30, 2015, the Company executed an extension on a consulting agreement through July of 2017 in exchange for the issuance of warrants exercisable for 50,000 shares of common stock at an exercise price of $1.16 per share. The warrant is also exercisable for a ten (10) day period commencing 720 days after issuance. An expense of $2,000 and $7,000 has been recognized for the fiscal year ended December 31, 2016 and December 31, 2015, respectively.

Details on the warrants issued in the "March 4, 2015 public offering" are detailed in Note (15), Stockholders' Equity and Non-controlling Interest, to the consolidated financial statements included in this report.

The grant date fair value of each option award and warrant is calculated using a Black-Scholes valuation model, which incorporates the following weighted average assumptions:

	December 31, 2016	December 31, 2015
Stock Options:
Weighted average expected volatility	101%	92%
Weighted Average Term (in years)	10	10
Risk-free interest rate	2%	2%
Weighted average forfeiture rate	55%	—%
Weighted average fair value at date of grant	$0.59	$1.08

Warrants:
Weighted average expected volatility		69%
Weighted Average Term (in years)		2
Risk-free interest rate		2%
Weighted average fair value at date of grant		$1.24

The following table summarizes stock option activity:

	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2015	1,100,000	$1.27
Granted	1,310,000	1.11
Expired, forfeited, and revoked	(1,235,000)	1.27
Exercised	—	—
Outstanding as of December 31, 2016	1,175,000	1.08
Options exercisable as of December 31, 2016	—	—
Remaining unvested options outstanding and expected to vest	1,175,000	$1.08

Board of Director Fees

The stock compensation portion of the Board of Directors ("Board") fees are accrued evenly from the date of election to the earn date. The stock compensation is earned one year after the prior year Annual Shareholder Meeting, the date of election for each board member. In an event that a new board member is elected after the date of election, the stock compensation will be accrued pro rata from the date of election to the next Annual Shareholder Meeting.

The stock compensation expense related to the Board is contained in "General and administrative expense" on the consolidated statements of operations. During the fiscal year ended December 31, 2016 and 2015, the Company recorded approximately $437,000 and $410,000, respectively, of director fees related to stock compensation. The accrued directors fees are contained in "Accrued liabilities" within current liabilities on the consolidated balance sheets. The accrued director fees as of December 31, 2016 and December 31, 2015, total approximately $360,000 and $398,000, respectively.

(15) Stockholders' Equity and Non-controlling Interest

Public Offering

On March 4, 2015, the Company raised proceeds of $20 million through the sale of 6,667,000 shares of common stock, and warrants to purchase up to an aggregate of 6,667,000 shares of common stock at a combined offering price of $3.00 in an underwritten public offering ("Offering"). The warrants have a per share exercise price of $3.75, are exercisable immediately, and will expire five years from the date of issuance. The Company granted the underwriters a 45-day option to purchase up to an additional 1,000,050 shares of common stock and/or warrants to purchase up to an aggregate of 1,000,050 shares of common stock to cover additional over-allotments, if any. On March 4, 2015, the underwriters exercised a portion of their over-allotment option with respect to 113,200 warrants. In addition, 166,675 warrants were issued to the underwriters. The over-allotment option has expired.

The gross proceeds to the Company, including the underwriters' partial exercise of their over-allotment option, were approximately $20 million before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds from the Offering were approximately $17.8 million. Assuming the exercise of all 6,667,000 warrants at the exercise price of $3.75 each, and assuming the Company maintains the conditions necessary for a cash exercise, the total additional gross aggregate proceeds to the Company would be approximately $25 million. However, there can be no assurance that any warrants will be exercised or that the Company will maintain conditions necessary for a cash exercise prior to the stated maturity date.

The exercise price of the warrants are subject to anti-dilutive adjustments (such as stock splits, stock dividends, recapitalizations or other similar events). There are no cash settlement alternatives associated with the warrant agreements that would require the Company to pay a holder of such warrant cash at exercise or at any other event. The fair value of the warrants was approximately $9.0 million as calculated using the Black Scholes model at the time of purchase.

The warrants will be exercisable when a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrants. The Company currently does not have a registration statement available that registers the common stock underlying the warrants.

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

At-the-Market Issuance Sales Agreement

On December 3, 2014, the Company entered into an "At-the-Market Issuance Sales Agreement" with MLV & Co. LLC ("MLV") pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $25,000,000 from time to time through MLV, acting as agent. Sale of shares under this agreement were sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-200712), which became effective on January 15, 2015. During fiscal year ended December 31, 2015, the Company sold 101,083 shares under the agreement and received aggregate net proceeds of approximately $684,000. No shares were sold during the fiscal year ended December 31, 2016. The Company is no longer eligible to sell stock under the At-the-Market Issuance Sales Agreement and will not be eligible to do so until the shelf registration statement on Form S-3 is available for use.

Possible Issuance of Additional Common Stock under Share Exchange Agreement

Rochon Capital Partners, LTD is controlled by John P. Rochon and beneficially owns approximately 40% of the Company's outstanding common stock.

Under a certain Share Exchange Agreement with Rochon Capital, which was amended during the fourth quarter of 2014 (the "Amended Share Exchange Agreement") Rochon Capital has rights to be issued the 25,240,676 shares of the Company's common stock (the "Second Tranche Parent Stock") upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of written request, which request shall be in Rochon Capital's, or a Permitted Transferee's, sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of common stock then outstanding. The term "Acquiring Person" shall not include (1) any person who acquires15% or more of the Company's shares of common stock in a transaction approved by John P. Rochon, (2) any affiliates of John P. Rochon or (3) any family members of John P. Rochon.

Accumulated Other Comprehensive Income (Loss)

A summary of the net changes in accumulated other comprehensive income attributable to JRjr33, Inc. shareholders and significant amounts reclassified out of accumulated other comprehensive income for the fiscal year ended December 31, 2016 and December 31, 2015 follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$128	$193	$321
Other comprehensive loss before reclassifications	(706)	—	(706)
Amounts reclassified from accumulated other comprehensive income	—	(199)	(199)
Transactions with non-controlling interests	(2)	—	(2)
Balance at December 31, 2015	(580)	(6)	(586)
Other comprehensive income (loss) before reclassifications	(1,799)	6	(1,793)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Transactions with non-controlling interests	(11)	—	(11)
Net other comprehensive loss at December 31, 2016	$(2,390)	$—	$(2,390)

Non-controlling Interest

On December 31, 2016 and December 31, 2015, the non-controlling interest of shareholder's equity totaled $(6.0) million and $(2.1) million, respectively. Non-controlling interest arises as a result of the Company holding ownership percentages of more than 20% but less than 100% of The Longaberger Company, My Secret Kitchen, and numerous Agel entities.

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

The potentially dilutive securities that are excluded from the diluted loss per share calculation are summarized as follows (additional shares subject to issuance):

	December 31, 2016	December 31, 2015
Stock options	1,175,000	1,100,000
Warrants	—	50,000
Warrants issued in public offering	6,946,875	6,946,875
Convertible notes	375,000	375,000
Shares potentially issuable to Rochon Capital	25,240,676	25,240,676
Total excluded securities	33,737,551	33,712,551

(17) Segment Information

As a direct selling platform, the Company has a variety of products offerings sold primarily by independent sales force members across many countries around the world. During the fiscal year ended December 31, 2016 and December 31, 2015, gross revenue generated in international markets totaled approximately $115.9 million or 80.4% and $98.2 million or 71.0%, respectively. The Company's long-lived assets are concentrated in the United States, even after the acquisitions of Kleeneze and Betterware.

The Company shows results for four operating segments, three of which qualify as reportable segments. The Company has grouped the operating segments into the following product offerings: "gourmet food," "nutritional and wellness," "home décor" and "other." Of these operating segments, the home décor segment, nutritional-and-wellness segment, and gourmet food segment qualify as reportable segments under the SEC reporting regulations.

Each identified reportable segment engages in business activities, incurs expenses, and produces revenue. The operating results of these segments are regularly reviewed by CODMs and there is discrete financial information available for each unit. In addition, the gross revenue of each reportable segment, both external and inter-company, equates and/ or exceeds 10% of the Company's consolidated gross revenue. As such, the CODMs view these segments as appropriate for decision making purposes because they each represent a significant part of the business.

The following is a brief description of each reportable segment:

Home Décor - This segment consists of operations related to the production, sourcing, and sale of premium hand-crafted baskets and the selling of products for the home, including pottery, cleaning, beauty, outdoor, and customizable vinyl expressions for display. These operations are primarily located within the United States and the United Kingdom. Kleeneze, Betterware, Longaberger, and Uppercase Living are the primary subsidiaries involved in this reportable segment.

Nutritional and Wellness - This segment consists of operations related to the selling of nutritional supplements and skin care products. These operations have a presence in approximately 50 countries, such as Italy, Russia, and Thailand. Agel is the primary subsidiary in this reportable segment.

Gourmet Food - This segment consists of operations related to the production and sale of hand-crafted spices, oils and other food products from around the world. These operations have a presence in many of the Company's markets both in the U.S. and internationally such as in Australia, New Zealand, Canada, and the United Kingdom. The subsidiaries involved in this line of business are Your Inspiration at Home and My Secret Kitchen.

The Company notes that these three segments exceed 75% of the Company's consolidated revenue. Therefore, no further aggregation or disclosures are required for the remaining operating segments.

In addition to the reportable segments, the Company has included an "other" segment in all tables to provide increased transparency and ease the reconciliation process to the results found on the consolidated statements of operations. The "other" segment consists of operations related HCG, Paperly, and Tomboy Tools.

Post the 2015 acquisitions, the CODMs began placing a greater focus on the management of the segments. Prior to 2016, the CODMs only looked at the revenue and gross profit of the segments, as shown below in the 2015 table. Currently, the Company's CODMs look at each segment's gross profit, operating income, and other non-GAAP measures such as EBITDA to evaluate performance of the segments. As a result, the Company has presented the 2016 revenue, gross profit, operating expenses, and other expenses by operating segment in the table below. None of the reportable segments cross sell to other reportable segments.

Segment information, which includes all operating segments, for the fiscal year ended December 31, 2016 and December 31, 2015 are shown in the tables below (in thousands):

	Gourmet Food	Home Décor	Nutritional and Wellness	Other	Consolidated
2016
Revenue	$12,686	$105,239	$25,337	$983	$144,245
Gross profit	7,040	51,644	19,157	583	78,424
Operating expenses	10,231	64,435	28,185	5,900	108,751
Gain on sale of marketable securities	—	—	—	(12)	(12)
Interest expense	9	2,263	42	1,858	4,172
Loss before income tax provision	$(3,200)	$(15,054)	$(9,070)	$(7,163)	$(34,487)

2015
Revenue	$18,243	$88,048	$30,629	$1,432	$138,352
Gross profit	10,282	43,813	24,086	910	79,091
Operating expenses					98,847
Gain on sale of marketable securities					(189)
Gain on acquisition of a business					(3,625)
Interest expense					2,588
Loss before income tax provision					$(18,530)

The following table shows the total assets for each reportable segment as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Gourmet food	$347	$197
Home décor	40,962	60,895
Nutritional and wellness	2,343	7,092
Other	9,839	14,320
Consolidated total assets	$53,491	$82,504

The following table summarizes goodwill for each reportable segment as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Gourmet food	$—	$1,161
Home décor	1,846	2,137
Nutritional and wellness	—	1,938
Other	—	191
Consolidated goodwill	$1,846	$5,427

(18) Subsequent Events

Worker's Compensation Insurance

On January 1, 2017, the Company lapsed on its worker's compensation insurance. The Company estimates its remaining self-insured worker’s compensation liability based on past claims experience, and has an accrued liability to cover estimated future costs. The accrued liability was approximately $1.2 million and $1.1 million at December 31, 2016 and December 31, 2015, respectively. There can be no assurance that actual results will not materially differ from the Company's estimates.

NYSE American Deficiency Letter

On January 10, 2017, the Company received a Deficiency Letter from the NYSE American that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity as of September 30, 2016. Specifically, the Deficiency Letter stated that the Company is not in compliance with Section 1003(a)(1) (requiring stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years); and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had a stockholders’ equity deficit of $(10.3) million as of September 30, 2016, and has reported net losses in its five most recent fiscal years. The Company was required to, and did, submit a plan to the NYSE American by February 9, 2017, advising of actions it has taken or will take to regain compliance with the continued listing standards by July 10, 2018. On March 17, 2017, the NYSE American notified the Company that it has reviewed the Company’s Plan and determined to accept the Plan and grant a Plan period through July 10, 2018.  NYSE Regulation Staff will review the Company periodically for compliance with the initiatives outlined in the Plan.  If the Company is not in compliance with the continued listing standards by July 18, 2018, or if the Company does not make progress consistent within the Plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

On April 18, 2017, the Company received a letter from the NYSE American notifying the Company that it is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file this Annual Report on Form 10-K for the year ended December 31, 2016, with the Securities and Exchange Commission. The filing of this Form 10-K is a condition for the Company’s continued listing on the NYSE American as required by Sections 134 and 1101 of the NYSE Company Guide. The Company filed this Form 10-K on October 18, 2017. The Company must submit a plan to the NYSE American by May 18, 2017, advising of actions it has taken or will take to regain compliance with the continued listed standards. The Company has regained compliance with the NYSE American listing standards by filing this Form 10-K with the SEC prior to October 18, 2017. The letter from the NYSE American also notes that the NYSE American may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

Stock Option Issuance

On February 8, 2017, an executive officer was granted options to purchase 300,000 shares of common stock, with an exercise price of $0.79. One third of the total amount of options vested and became exercisable as of the grant date and the remaining options vest one-third each year pro rata for two years beginning on February 8, 2018, the first anniversary of the date of the grant. The fair value of the options are amortized over the vesting period.

Funding Request Agreement

On October 18, 2017, the Company entered into a related party agreement with Rochon Capital Partners to provide short term funding of cash shortages arising in the ordinary course of business through October 31, 2018. This agreement is further discussed in Note (9), Related Party Transactions, to the consolidated financial statements included in this report.

Private Placement of Senior Secured Convertible Term Loan

The Company has a non-binding principle agreement with a creditor to provide placement of a senior secured convertible term loan in the amount of $5.0 million. The loan would have an interest rate of 14% per annum and a maturity of three years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed Mayer Hoffman McCann P.C. (“MHM”) as its independent registered public accounting firm responsible for auditing its financial statements.

MHM never issued a report on the Company’s financial statements; therefore, MHM did not issue any report on the Company’s financial statements containing an adverse opinion or disclaimer of opinion, and no such report was qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to dismiss MHM was recommended by the audit committee of the Company’s board of directors and was unanimously approved by the Company’s the board of directors.

During the year ended December 31, 2016 and in the subsequent interim period through July 19, 2017 (the date of dismissal of MHM), there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years, except as discussed in the following paragraph.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017 ActiTech L.P, a production company controlled by Michael Bishop, a member of the Company’s Board of Directors, has requested payment from Agel Enterprises, in accordance with the terms of a letter agreement which the Company believes is invalid and violates applicable usury statutes. MHM, the Audit Committee and members of management had several discussions regarding the treatment of the fees in the financial statements. Although management of the Company disagreed with MHM’s position that the Company should book the disputed fee as a liability, management ultimately agreed to book the disputed fee as a liability.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls were not effective because of material weaknesses in the Company's internal controls over financial reporting described below.

Management has identified material weaknesses in the internal control over financial reporting relating to the following:

•	Overall Control Environment
The Company has not maintained an effective control environment to provide reasonable assurance relating to operations, reporting, and compliance for the purpose of meeting the requirements set forth in the 2013 COSO Framework.

•	Sufficient Accounting Personnel
The Company has not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment to meet the financial reporting requirements of a publicly traded company with international operations. The result of the lack of sufficient accounting personnel has led to the following issues related to internal control over financial reporting:

•	Management estimates were not performed with the structure and rigor necessary to result in quality estimates that are needed for fairly presented financial information.

•	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made eight months later.

•	Management missed a Form 8-K filing requirement related to the disclosure of a related party agreement between the Company and a board member during 2016.

•	Management has made significant adjustments for material errors resulting from the review of the quarterly financial statements.

•	Management has made significant adjustments for material errors resulting from the audit of the annual financial statements.

•	Management has made significant disclosure remediation and adjustments to the financial statements resulting from the quarterly review and annual audits.

•
The Company has incurred substantial delays in completing its audit and filing with the SEC of its 2015 Form 10-K, its March Form 10-Q, its June Form 10-Q, its September Form 10-Q, and its 2016 10-K and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

•	The restatement of the 2015 March Form 10-Q and the 2015 June Form 10-Q.

•	The Company has incurred breaches to covenants in its debt agreements due to the delays in missing its filing requirements.

•	The Company has experienced significant turnover in its accounting personnel.

•	The Company does not have effective and codified accounting policies and procedures throughout its subsidiaries which can lead to inconsistent accounting treatment of transactions.

•	Consolidation Process
The Company does not have effective controls to ensure the consolidation of all its subsidiaries is performed correctly. The consolidation is performed and reviewed by one employee. There are no controls to ensure all financial data of the subsidiaries is being compiled correctly, consistent accounting principles in accordance with GAAP are being applied, and no controls to ensure all accounts are being appropriately converted and consolidated in the financial statements.

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
Certain companies within the Company accept its inventory upon the shipment of products (FOB Shipping Point). However, the Company does not account for the receipt of inventory until it has been received. Accordingly, the Company does not maintain appropriate controls around its inventory management system. In certain cases, inventory is maintained manually and is subject to adjustments, mistakes, and corrections.

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

•	Governance of Reportable Events
The Company has not maintained an effective control environment in the filing of reportable events. The following issues resulted as a result of the Company having deficiencies in identifying reportable events:

•	On numerous occasions the Company has filed Form 8-K's after the deadlines.

•	Management missed a required Form 8-K/A filing requirement related to the acquisition of Kleeneze. Subsequently, the filing was made eight months later.

•	Management missed a Form 8-K filing requirement related to the disclosure of a related party agreement between the Company and a board member.

•	Segregation of Duties
The Company has not maintained appropriate segregation of duties throughout the internal control over financial reporting process. The Company has numerous instances where review and approval is performed by the same employee negating any monitoring or approval controls. The Company does not have adequate segmentation of duties related to its cash cycle. This can result in issues with revenue recognition, cash reconciliation, recording of payments to creditors, and difficulties in providing an accurate proof of cash.

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

During the fiscal year ended December 31, 2016, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Remediation Initiatives

Management emphasizes that the Company's growth strategy is to acquire companies. In some cases, the companies acquired may not have invested in adequate systems or staffing to meet public company financial reporting standards. The Company reviews the financial reporting and other systems that each company has and, in many cases, especially in the case of private companies, the financial systems that are in place may not be as robust as needed. In addition, the Company's acquired currently operate on a variety of systems, which makes standardization more difficult. In order to minimize the effect of utilizing several different ERP systems the Company has begun the process of evaluating consolidation software capable of handling multi-currency platforms. Management believes this will allow the Company to more effectively and efficiently consolidate and report the results of the combined operations of the portfolio of businesses.

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

The Company believes these initiatives will result in a robust control environment in financial reporting, a financial reporting process that is capable of providing management with timely and accurate information and in-turn be able to comply timely with SEC filing requirements. However, the implementation of these plans is subject to capital availability. The Company cannot assure investors that capital will be available to implement the plan to address these weaknesses. There can be no assurances, as a result of the Company's losses, that funds will be available to invest in the remediation of these weaknesses.

Limitations of the Effectiveness

The Company's management team, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

We currently intend to hold our annual meeting of stockholders on December 18, 2017 (2017 Annual Meeting).  The exact time and location of the 2017 Annual Meeting will be specified in our proxy statement for the 20176 Annual Meeting.

Because the expected date of the 2017 Annual Meeting is more than 30 calendar days after the date of the anniversary of our 2016 annual meeting of stockholders, we are affirming the deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (Exchange Act), for inclusion in our proxy materials for the 2017 Annual Meeting.  In order to be considered timely, such proposals must be received in writing by our Corporate Secretary at our principal executive offices at 2950 North Harwood Street, 22nd Floor, Dallas, Texas 75201 no later than the close of business on November 7, 2017, which we consider to be a reasonable time before we begin to print and send our proxy materials for the 2017 Annual Meeting.  Such proposals must comply with the rules and regulations of the Securities and Exchange Commission under Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company's business and affairs are organized under the direction of the Company’s Board of Directors (the "Board,") which currently consists of seven members. The primary responsibilities of the board is to provide oversight, strategic guidance, counseling and direction to management. The Board regularly meets and additionally meets as necessary.

The following table sets forth the name, age and position of each of the Company's directors and executive officers:

Name	Age	Current Title & Position	Served as an Officer or Director Since	Committees
John P. Rochon	66	Chief Executive Officer, President and Chairman of the Board	2012
John P. Rochon, Jr.	40	Vice Chairman, Chief Financial Officer, Treasurer and Director	2012
John W. Bickel	69	Director	2014	(1) (2) (3)
Michael Bishop	69	Director	2012
Roy G.C. Damary	73	Director	2014	(2) (3)
Bernard Ivaldi	68	Director	2014	(1)
William H. Randall	71	Director	2012	(1) (2)

(1) Audit Committee
(2) Compensation Committee
(3) Nominating Committee

The directors and officers serve until their successor is elected and qualified, or until their earlier resignation or removal.

The following is the business experience for the past five years (and in some instances for prior years) of each executive officer and director:

John P. Rochon, Chief Executive Officer, President and Chairman of the Board

John P. Rochon has had four decades of wide-ranging success in finance, operations, business planning, sales, brand-building and marketing. He is an accomplished investor and business strategist. By the time he was 40 years old, Mr. Rochon was chairman and CEO of a Fortune 500 global consumer goods company, serving in that role for nearly a decade. Mr. Rochon is founder and chairman of Richmont Holdings, a private investment and business holding company based in Dallas, Texas. His career has included hundreds of business transactions across multiple industries. His team has achieved an impressive investment track record in its category over three decades. Richmont uses its own patented diagnostic system to build the top line of a company. Mr. Rochon was the leader in bringing the power of the Internet to consumer sales. With Mr. Rochon as its General Partner, Richmont Capital Partners led an investment group that became the largest shareholder in, and appointed two members to the Board of Directors of, Avon Products Inc., which subsequently experienced tremendous growth. From 1989-1992, Mr. Rochon and his team created a detailed strategy for Avon to grow, including recommendations (many of which were adopted by Avon) relating to revitalizing the corporate entrepreneurial culture through a re-focus on the needs of the sales force; enhancing career opportunities for the sales force; improved training for the sales force; more effective internal communication; improving product delivery and product rationalization; strengthening price/quality equity; enhanced long range planning to increase repeat purchases and reduce sales force turnover; and tying management compensation more closely to shareholder returns. During the 1987-1997 period, Avon’s revenue increased by 100% from $2.5 billion to $5 billion, earnings per share increased by 43% and market cap increased from approximately $1.5 billion at the beginning of 1987 to approximately $8.0 billion at the end of 1997. Neither John P. Rochon nor Richmont Capital Partners I or II currently has an equity interest in Avon Products, Inc.

As Chairman and CEO of Mary Kay Inc., Mr. Rochon led that company to global growth and pioneered the use of Internet technology in the micro-enterprise/direct selling sector. He also managed the growth of a portfolio of Richmont companies, in financial services, marketing, international trading, food services and other sectors. Major investments included Armor Holdings, Royal Appliance/Dirt Devil, The Dial Corp., Harvey’s Casinos, Black and Decker, RealPage Inc. and Maybelline. Mr. Rochon also served as a director of Younegvity International, Inc. In addition to JRJR, Mr. Rochon’s companies today include a nationwide network of supplies and services to businesses and a line of gourmet products. He has founded several investment funds, including a hedge fund, a fund of funds and a debt investment fund. Mr. Rochon holds a Bachelor of Science and a Master of Business Administration from the University of Toronto and began his career as a chemist before moving on to management positions in manufacturing, operations, marketing and finance. We selected Mr. Rochon to serve on our Board due to his substantial experience in finance, operations, business planning, and his years of leadership in the direct selling industry.

John Rochon, Jr., Chief Financial Officer, Director and Vice Chairman of the Board

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

William H. Randall, Director

William H. Randall became a director on December 3, 2012. He currently serves as the lead director and is the Chairman of the Audit Committee and Chairman of the Compensation Committee. He is a 35-year veteran of the direct selling industry who has served in sales, marketing and other senior executive positions in companies such as Mary Kay Inc., BeautiControl Cosmetics and start-up enterprises funded by Sur la Table and Ross Simons. He is a past board member of the Direct Selling Association and is founder and chairman of Hatch Holdings LLC which, since 1990, has provided strategic planning and tactical support to senior management of direct selling companies. He received his Master of Business Administration from Harvard Business School. We selected Mr. Randall to serve on our Board due to his prior direct selling experience.

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

Executive Officer Departures

On May 9, 2017, the Company's former Executive Vice President Fraser E. Marcus resigned from his position with the Company. In addition, on May 21, 2017, the Company's former Chief Financial Officer resigned from his position with the Company. The following is the business experience for the past five years (and in some instances for prior years) of each departed executive officer, in order of departure:

Mr. Fraser E. Marcus, age 63, served as the Company's Executive Vice President from February 8, 2017 to May 9, 2017. While at the Company, Mr. Marcus headed the group’s M&A, strategy, new business development, financial analysis, and transaction structuring efforts. Fraser has had a career spanning over forty years in investment banking and asset management. During that time he spent 25 years in London and held senior positions in Investment Banking, Private Equity, Mergers & Acquisitions, and Capital Markets. Previously, Fraser was the Head of Global Business Development at Southeastern Asset Management, the Managing Partner at Dartmouth Capital Partners, the Managing Director - Head of Strategic Advisory EMEA at Lehman Brothers, the Managing Director - Head of Financial Sponsors Group at ING Barings, the Co-founder and Managing Partner at The Chief Executive Partnerships, and the Managing Director - Investment Banking at Solomon Brothers.

Mr. John P. Walker, age 53, served as the Company's Chief Financial Officer from November 3, 2016 to May 21, 2017. Mr. Walker is a CPA with more than 25 years of strategic, operational and financial experience in numerous industries, including consumer products, manufacturing and distribution. He has managed businesses in the Americas, Europe, Asia and Australia, held C-level positions in public and private companies and held the position of Chief Financial Officer for more than 20 years. From November 1, 2006 until July 9, 2015, Mr. Walker served as the Chief Financial Officer and Chief Operating Officer of KidKraft, LP, a Dallas-based global designer and manufacturer of children’s toys and furniture. He has an undergraduate degree from Rutgers College and pursued his post graduate work at St. Peters College.

Leadership Structure

The Company's Chief Executive Officer also serves as Chairman of the Board. In March 2016, the Company's Board appointed William Randall to serve as "lead independent director." Although the Company does not have a formal policy addressing leadership structure, the Company is of the belief that when the Chairman is not independent, it is important to a separate leading independent director. The Company believes that the combination of Mr. John P. Rochon as Chairman of the Board and Mr. William Randall as 'lead independent director' is an effective structure for the business. The Company believes the current Board leadership structure provides effective oversight of management and strong leadership of the independent directors.

Director Independence

The Company has determined as of December 31, 2016, John W. Bickel, Roy Damary, Bernard Ivaldi, and William Randall classify as "independent" directors under the definition set forth in the listing standards of the NYSE American. Due to qualifying as a "smaller reporting company," the Company is exempt from certain NYSE American listing requirements, including the requirement that a majority of the directors be independent. Currently, the majority of the Board of Directs is independent.

Audit Committee

The Audit Committee is composed of three directors and operates under a written charter adopted by the Board of Directors. The Board has determined that all members of the Company's Audit Committee are "independent directors" under the criteria specified by applicable laws and regulations of the SEC, the listing rules of NYSE American and the Company's Board Guidelines, including the heightened independence standards under Exchange Act Rule 10A-3. The Board has determined that Mr. Bickel, Mr. Ivaldi, and Mr. Randall each qualify as an "audit committee financial expert," as defined in applicable SEC rules. The Audit Committee oversees, on behalf of the Board, the Company's corporate accounting, financial reporting process and systems of internal accounting and financial controls.

Compensation Committee

The Compensation Committee is composed of three directors and operates under a written charter adopted by the Board of Directors. The Board has determined that all members of the Company's Compensation Committee are "independent directors" under the criteria specified by applicable laws and regulations of the SEC, the listing rules of NYSE American and the Company's Board Guidelines. The members of the Compensation Committee are "outside directors" as determined under Section 162(m) of the Internal Revenue Code and "non-employee directors" as determined under Rule 16b-3 under the Exchange Act. The Compensation Committee of the Board consists of Mr. Bickel, Mr. Damary, and Mr. Randall. The Compensation Committee has overall responsibility for approving and evaluating the Company's executive officer compensation plans, policies and programs.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of three directors and operates under a written charter adopted by the Board of Directors. The Board has determined that all members of the Company's Nominating and Corporate Governance Committee are "independent directors" under the criteria specified by applicable laws and regulations of the SEC, the listing rules of NYSE American and the Company's Board Guidelines. The Nominating and Corporate Governance Committee consists of Mr. Bickel and Mr. Damary.

The Charters to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, are available on the Company's website at http://jrjrnetworks.com/Charters.

Family Relationships

Paula Mackarey, the President, Publisher and a member of the Board of Directors of HCG, is the sister of the Chief Executive Officer, President and Chairman of the Board, Mr. Rochon.

John Rochon Jr. is the son of Mr. Rochon. Heidi Rochon Hafer, the Company's Secretary, is the daughter of Mr. Rochon.

There are no other family relationships between any of the directors or officers of the Company.

Code of Ethics

The Company's adopted Code of Ethics establishes the corporate standards of behavior for all the Company's employees, officers, and directors and sets the expectations of contractors and agents. The Code of Ethics requires any person who becomes aware of any departure from the standards in the Company's Code of Ethics to report his or her knowledge promptly to a supervisor or an attorney in the legal department. The Code of Ethics is included in the Investor Relations section of the Internet website, http://www.jrjrnetworks.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to provide to the Company copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2016, the Company's executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to these executive officers, directors and greater than 10% stockholders except for a late filing of a Form 3 by Christopher Brooks and a late filing of Form 4 by John Walker. .

Item 11. Executive Compensation

The following table shows, for the fiscal years 2016 and 2015, compensation awarded or paid to, or earned by, the Company's named executive officers:

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Total
John P. Rochon (2)	2016	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President and Chairman of the Board of Directors	2015	$—	$—	$—	$—	$—	$—
John P. Rochon, Jr. (3)	2016	$350,162	$—	$—	$374,288	$—	$724,450
Vice Chairman, Chief Financial Officer, Treasurer and Director	2015	$271,250	$—	$—	$—	$—	$271,250
John P. Walker (4)	2016	$33,654	$—	$—	$39,177	$—	$72,831
Former Chief Financial Officer	2015	$—	$—	$—	$—	$—	$—
Fraser E. Marcus (5)	2016	$11,538	$—	$—	$—	$—	$11,538
Former Executive Vice President	2015	$—	$—	$—	$—	$—	$—
Russell R. Mack (6)(7)	2016	$120,423	$—	$—	$38,503	$—	$158,926
Former Executive Vice President and Former Director	2015	$193,043	$—	$—	$—	$13,000	$206,043
Christopher L. Brooks (8)	2016	$110,769	$—	$—	$20,245	$—	$131,014
Former Chief Financial Officer	2015	$—	$—	$—	$—	$—	$—
Kelly L. Kittrell (9)	2016	$—	$—	$—	$—	$—	$—
Former Chief Financial Officer, Treasurer and Director	2015	$45,400	$—	$—	$—	$—	$45,400
Ryan C. Mack (10)	2016	$33,654	$—	$—	$9,626	$—	$43,280
Former Deputy Chief Financial Officer	2015	$125,438	$—	$—	$43,749	$—	$169,187
Matt J. Howe (11)	2016	$69,712	$—	$—	$9,626	$—	$79,338
Former Chief Investment Officer	2015	$125,295	$—	$—	$43,749	$—	$169,044

(1)
Amount reflects the grant date fair value of the named executive officers' stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note (14) to the consolidated financial statements. The Black-Scholes Option Pricing Model was used to value the option awards at the time of issuance.

(2)
Mr. Rochon was appointed as Chief Executive Officer and President immediately after the consummation of the Initial Share Exchange on September 25, 2012. Mr. Rochon currently is not receiving, and has not received, compensation for service as the Chief Executive Officer.

(3)		Mr. Rochon resigned as Chief Financial Officer on March 24, 2016. On May 26, 2017, Mr. Rochon assumed the role of Chief Financial Officer.
(4)		Mr. Walker resigned as Chief Financial Officer on May 22, 2017.
(5)		Mr. Marcus resigned as Executive Vice President on May 9, 2017.
(6)		Mr. Mack was appointed as Executive Vice President on November 20, 2012. Mr. Mack began receiving compensation for his services as Executive Vice President in 2013. Mr. Mack resigned on July 11, 2016.
(7)		Other compensation for Mr. Mack relates to consulting fees received from a subsidiary. Mr. Mack stopped receiving consulting fees in March 2015.
(8)		Mr. Brooks resigned as Chief Financial Officer on November 3, 2016.
(9)		Mr. Kittrell resigned as Chief Financial Officer, Treasurer and Director on March 16, 2015.
(10)		Mr. Mack resigned as Deputy Chief Financial Officer on April 1, 2016.
(11)		Mr. Howe resigned as Chief Investment Officer on July 15, 2016

Outstanding Equity Awards at Fiscal Year-End (December 31, 2016)

The following table sets forth information regarding option awards and restricted stock awards held as of December 31, 2016 by each of the Company's named executive officers.

	Option Awards (1)				Stock Awards
	Number of Securities		Option	Option
	Underlying Unexercised Options		Exercise Price (2)	Expiration Date	Shares or Units of Stock That Have Not Vested
Name	Exercisable (#)	Unexercisable (#)	$		Number (#)	Market Value ($)
John P. Rochon	—	—	$—	—	—	$—
John P. Rochon, Jr.	—	70,000	$1.04	2/17/2026	—	$—
	—	280,000	$1.12	3/25/2026	—	$—
John P. Walker	—	150,000	$0.86	11/8/2026	—	$—
Fraser E. Marcus	—	—	$—	—	—	$—
Russell R. Mack	—	—	$—	—	—	$—
Christopher L. Brooks	—	—	$—	—	—	$—
Kelly L. Kittrell	—	—	$—	—	—	$—
Ryan C. Mack	—	—	$—	—	—	$—
Matt J. Howe	—	—	$—	—	—	$—

(1)
Each option granted under the 2015 Stock Incentive Plan has an expiration date at the end of the10-year period measured from the grant date, unless earlier terminated following the Named Executive Officer’s termination of employment with the Company.

(2)			The exercise price per share of each option granted was equal to the closing market price of common stock on the grant date.

On February 8, 2017, an executive officer was granted options to purchase 300,000 shares of common stock, with an exercise price of $0.79. One third of the total amount of options vested and became exercisable as of the grant date and the remaining options vest one-third each year pro rata for two years beginning on February 8, 2018, the first anniversary of the date of the grant. The fair value of the options is amortized over the vesting period.

Aggregated Options Exercises in Last Fiscal Year

No stock options were exercised by any of the officers or directors during the fiscal year ended December 31, 2016 and December 31, 2015, nor as of the date of this Annual Report, during the current fiscal year.

Long-Term Incentive Plans and Awards

None of the Company's executive officers are a participant in any long-term incentive plans.

Employment Agreements

On November 3, 2016, we entered into an agreement with Mr. Walker to serve as our Chief Financial Officer and the Chief Financial Officer of CVSL AG. For his services, we agreed to pay Mr. Walker an annual base salary of $250,000 with the opportunity to earn, based on his performance, a bonus of up to 50% of his base salary, payable in Company stock or cash. He was also granted 150,000 stock options as discussed above under Item 3.02. Mr. Walker will be entitled to participate in the Company’s health, dental and vision plans for employees, for which contributions are required, receive two (2) weeks paid vacation and will receive severance equal to two (2) weeks plus one (1) additional week for each year of service if his termination is for any reason other for cause. Mr. Walker resigned as our Chief Financial Officer on May 22, 2017.

February 8, 2017, we appointed Fraser E. Marcus as our Executive Vice President. We agreed to pay Mr. Marcus an annual base salary of $200,000 with the opportunity to earn, based on his performance, a bonus payable in Company stock or cash. As described above, Mr. Marcus was also granted options to purchase a total of 300,000 shares of common stock with an exercise price of $0.79 per share. One third of the total amount of options vested and became exercisable as of the grant date and the remaining options vesting one-third each year pro rata for two years beginning on February 8, 2018, the first anniversary of the date of the grant and terminating in ten years unless forfeited earlier by a termination of employment for any reason regardless of cause. Mr. Marcus participated in our health, dental and vision plans for employees, for which contributions are required, receive two (2) weeks paid vacation and will receive severance equal to two (2) weeks plus one (1) additional week for each year of service if his termination is for any reason other for cause. Mr. Marcus resigned as our Executive Vice President on May 9, 2017

On March 24, 2016, we entered into an employment agreement with Christopher L. Brooks (the “Brooks Employment Agreement”), to serve as the Company’s Chief Financial Officer.   The Brooks Employment Agreement provides that Mr. Brooks will be entitled to an annual base salary of $180,000. In addition, Mr. Brooks was eligible to receive an annual performance bonus of up to twenty five percent (25%) of his base salary, at the discretion of the Board of Directors (the “Board”). The annual bonus was to be based upon the Board’s assessment of Mr. Brooks’ performance. Mr. Brooks was entitled to receive a severance pay equal to two weeks salary plus one additional week’s salary for each full year of service. The Employment Agreement also provided for the issuance of options exercisable for 50,000 shares of common stock. Mr. Brooks resigned as our Chief Financial Officer in November 2016.

DIRECTOR COMPENSATION

The following table provides information on compensation awarded or paid to the directors listed below for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
John W. Bickel	$45,870	$50,000	$—	$95,870
Michael Bishop	—	100,000	—	100,000
Roy G.C. Damary	37,500	50,000	—	87,500
Bernard Ivaldi	37,500	50,000	—	87,500
William H. Randall	45,870	60,000	—	105,870
Julie Rasmussen (4)	45,870	50,000	92,000	187,870
Kay Bailey Hutchison (5)	37,530	—	—	37,530

(1)	Represents monthly fees paid for Board service during 2016.
(2)	Amount reflects the issuance date value of the named directors' stock awards, which were based on the current market value of the shares granted in 2016.
(3)	Consulting fees paid to Ms. Ramussen for her operating and international consulting to various JRJR subsidiaries.
(4)	Ms. Rasmussen resigned as a director on March 28, 2017.
(5)	Ms. Hutchison has not been a director since our Annual Meeting of Stockholders held in September 2016.

During 2016, the compensation of non-employee members of the Board remained at $100,000 per year, of which $50,000 is typically paid in cash (unless a Board member requests a portion of the cash be paid in equity) and the remaining $50,000 is paid in equity. Board members do not receive extra compensation for service on committees.

On February 19, 2016, the Board of the Company granted under the 2015 Stock Plan an aggregate of 940,702 shares of common stock to the members of the Board. The number of shares of common stock granted to each member of the Board represents 50% of the annual fees (other than Mr. Bishop, who elected to receive 100% of such fees in shares of common stock) previously earned for service as directors and is based on their term of service. The number of shares issued to the members of the Board were as follows: Michael Bishop was granted 304,268 shares; William Randall was granted 152,134 shares; Julie Rasmussen was granted 143,309 shares; Roy Damary was granted 90,411 shares; Bernard Ivaldi was granted 90,411 shares; and John Bickel was granted 66,254 shares. On March 3, 2016, the Board of Directors appointed William Randall to serve as the Board’s Lead Independent Director. For his service as Lead Independent Director, Mr. Randall received an award of common stock valued at $10,000 (9,616 shares of common stock), which is an additional 20% of the annual equity grant, for services as Lead Independent Director during the upcoming year.

On August 28, 2017, the Board of the Company granted each of William Randall, John Bickel, Roy Damary, and Bernard Ivaldi a stock grant of 117,647 shares of common stock. The number of shares of common stock granted to each board member represents 50% of the new annual fee of $100,000.

Long-Term Incentive Plans and Awards

The 2013 Director Smart Bonus Unit Plan provides for the issuance of a cash bonus tied to stock price appreciation for non-employee directors. The Compensation Committee of the Board of Directors approves all awards that are granted under the plan. During 2013, the Company awarded a total of 25,000 equivalent SARs among all eligible directors that are remeasured each reporting period and are recognized ratably over the contractual term. During 2016 and 2015, the Company did not award any additional SARs to eligible directors. The Company did not recognize compensation expense/(income) during 2016 related to this Plan. The Company recognized approximately $(12,000) in compensation expense/(income) during 2015 related to this Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information as of October 18, 2017 regarding the beneficial ownership of the Company's common stock. Beneficial ownership generally includes voting or investment power with respect to securities.

The table reflects ownership by:

•	each person or entity who owns beneficially 5% or greater of the shares of common stock outstanding;

•	each of the Company's executive officers and directors; and

•	the Company's executive officers and directors as a group.

The percentages below are calculated based on 40,591,108 shares of common stock being issued and outstanding as of October 18, 2017. The Company has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table below does not include certain shares of common stock that may be issued at some time in the future, subject to the terms and conditions of that certain Amended Share Exchange Agreement. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Positions	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Directors and Named Executive Officers
John P. Rochon (1)	Chief Executive Officer, President and Chairman of the Board	13,990,000	34.5%
John P. Rochon, Jr. (2)	Vice Chairman, Chief Financial Officer, Treasurer and Director	5,875,222	14.5%
John W. Bickel	Director	166,898	*
Michael Bishop	Director	500,346	1.2%
Roy G.C. Damary	Director	208,058	*
Bernard Ivaldi	Director	210,690	*
William H. Randall	Director	269,781	*
John P. Walker (3)	Former Chief Financial Officer	—	*
Fraser E. Marcus (4)	Former Executive Vice President	—	*
Russell R. Mack	Former Executive Vice President and Former Director	150,000	*
Christopher L. Brooks	Former Chief Financial Officer	—	*
Kelly L. Kittrell	Former Chief Financial Officer and Treasurer and Former Director	150,000	*
Ryan C. Mack	Former Deputy Chief Financial Officer	—	*
Matt J. Howe	Former Chief Investment Officer	100	*
All directors and executive officers as a group		21,521,095	53.0%
5% Shareholders
Rochon Capital Partners, Ltd. (5)		13,990,000	34.5%
John Rochon Management, Inc. (6)		13,990,000	34.5%
Richmont Street, LLC (7)		3,200,000	7.9%
Richmont Capital Partners V LP (8)		3,200,000	7.9%

* Less than 1%

(1)
Includes 37,500 shares of common stock issued directly to John Rochon Management, Inc. (“JRMI”) and 12,327,000 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital, and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision making of JRMI. As such, Mr. Rochon may be considered to have control over the voting and disposition of the shares registered in the name of Rochon Capital, and therefore, such shares are also included in the shares listed as held by Mr. Rochon. Also includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions (the “Second Tranche Stock”) by third parties or the announcement of certain tender or exchange offers of common stock, pursuant to the Amended Share Exchange Agreement. In the event the Second Tranche Stock is issued to Rochon Capital, Mr. Rochon’s beneficial ownership percentage would increase to 60.7.%. See the section entitled “Certain Relationships and Related Party Transactions.” This does not include any shares of common stock to be issued upon conversion of the note in the principal amount of $1 million acquired from Dominion.  The original note issued to Dominion has a provision that limits the conversion of the note if such conversion would cause the beneficial ownership to exceed 4.99% of our outstanding shares of common stock.

(2)
Includes 1,141,760 shares held directly by John Rochon, Jr. and 1,237,500 shares of common stock held by The William John Philip Rochon 2010 Dynasty Trust, of which John Rochon, Jr. is the sole trustee. Includes 3,200,000 shares of common stock issued to Richmont Capital Partners V LP (“RCP V”), which has Richmont Street, LLC as its Managing General Partner, an entity controlled by John Rochon, Jr. Also includes 295,962 shares held by trusts for the benefit of John Rochon, Jr.’s children, of which John Rochon, Jr. is the sole trustee. Does not include options exercisable for 70,000 shares of common stock that vest on February 17, 2017 and options exercisable of 280,000 shares of common stock that vest 25% a year starting on March 23, 2018.

(3)	Does not include options exercisable for of 150,000 shares of common stock that vest 33% a year starting on November 8, 2017.
(4)	Does not include options exercisable for of 300,000 shares of common stock that vest 33% a year starting on February 8, 2017.
(5)
Includes 12,327,000 shares of common stock issued directly to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of the JRMI. Mr. Rochon has control over the decision making of JRMI. Inasmuch as Mr. Rochon, Rochon Capital and JRMI may be deemed a group due to certain actions taken by them in connection with the Share Exchange Agreement the beneficial ownership number for Rochon Capital also includes an additional 37,500 shares issued directly to JRMI. Includes an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of common stock pursuant to the Amended Share Exchange Agreement. In the event the Second Tranche Stock is issued to Rochon Capital, Rochon Capital’s beneficial ownership percentage would increase to 60.7%. See the section entitled “Certain Relationships and Related Party Transactions.” This does not include any shares of common stock to be issued upon conversion of the note in the principal amount of $1 million acquired from Dominion.  The original note issued to Dominion has a provision that limits the conversion of the note if such conversion would cause the beneficial ownership to exceed 4.99% of our outstanding shares of common stock.

(6)
Includes 37,500 shares of common stock issued directly to JRMI and 12,327,000 shares issued to Rochon Capital. The limited partnership interests of Rochon Capital are owned 79% by Mr. Rochon, 20% by his wife and 1% by the general partner, JRMI. JRMI has control over the voting and disposition of the shares held by Rochon Capital and as the owner of all of the equity of JRMI, Mr. Rochon has control over the decision-making of JRMI. Include an additional 1,625,000 shares of common stock issued to a trust of which Ms. Longaberger is the trustee, which shares are subject to a voting agreement entered into between the trust and Rochon Capital. Excludes an additional 25,240,676 shares of common stock which may be issued in the future upon the occurrence of certain stock acquisitions by third parties or the announcement of certain tender or exchange offers of common stock pursuant to the Amended Share Exchange Agreement, which became effective on December 1, 2014. In the event the Second Tranche Stock is issued to Rochon Capital, JRMI’s beneficial ownership percentage would increase to 60.7%. See the section entitled “Certain Relationships and Related Party Transactions.” This does not include any shares of common stock to be issued upon conversion of the note in the principal amount of $1 million acquired from Dominion.  The original note issued to Dominion has a provision that limits the conversion of the note if such conversion would cause the beneficial ownership to exceed 4.99% of our outstanding shares of common stock.

(7)
Includes 3,200,000 shares of common stock issued to RCP V upon conversion of the RCP V Note on November 26, 2014. Richmont Street is the sole general partner of RCP V and John Rochon Jr. has decision making power with respect to Richmont Street.

(8)	Includes 3,200,000 shares of common stock issued to RCP V upon conversion of the RCP V Note on November 26, 2014. Richmont Street, controlled by John Rochon Jr., is the sole general partner of RCP V.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table contains information about the Company's equity compensation plans as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding instruments	Weighted-average exercise price of outstanding instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Director Stock Bonus Plan	—	—	—
2015 Stock Incentive Plan	3,500,000	$1.08	985,909
Equity compensation plans not approved by security holders	—	—	—
Total all plans	3,500,000	$1.08	985,909

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than compensation arrangements for named executive officers and directors, which are described in the sections entitled "Executive Compensation" and "Director Compensation," the Company has described below each transaction and series of similar transactions, during the Company's last fiscal year, to which the Company was a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of the directors, executive officers or holders of more than 5% of the Company's common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Richmont Holdings

During the fourth quarter of 2016, the Company renewed a Reimbursement of Services Agreement for a minimum of one year with Richmont Holdings - a closely held company owned by the Company's Chairman and CEO. The Company has an infrastructure of personnel and resources used to identify, analyze, negotiate and conduct due diligence on direct-to-consumer acquisition candidates. However, the Company continues to rely on advice and assistance from Richmont Holdings in areas related to identification, analysis, financing, due diligence, strategic planning, accounting, tax, and legal matters associated with such potential acquisitions. Richmont Holdings and its affiliates have experience in these areas and the Company wishes to draw upon such experience. In addition, Richmont Holdings had already developed a strategy of acquisitions in the direct-to-consumer industry and has assigned and transferred to us the opportunities it has previously analyzed and pursued.

The Company has agreed to pay Richmont Holdings a reimbursement fee (the "Reimbursement Fee") each month of $160,000, and to reimburse or pay the due diligence, financial analysis, legal, travel, and other costs Richmont Holdings incurred in identifying, analyzing, performing due diligence, structuring, and negotiating potential transactions. During the fiscal year ended December 31, 2016 and 2015, the Company recorded approximately $1.9 million and $2.2 million, respectively, of Reimbursement Fee expenses that are included in "General and administrative expense" on the consolidated statements of operations. The Board of Directors approved an additional reimbursement fee of $232,000 over the base agreement in 2015.

As of December 31, 2016 and December 31, 2015, there was a related party payable due to Richmont Holdings of approximately $0.8 million and $580,000, respectively, that is included in "Related party payables" within current liabilities on the consolidated balance sheets. This amount recorded as December 31, 2016, includes the payable for unpaid reimbursement fees of $624,000 and short term advances of $219,000. The short-term advances do not bear interest and do not have a set maturity date.

Rochon Capital Partners

On September 25, 2012, the Company assumed a note payable in the principal amount of $25,000 from Rochon Capital Partners - a closely held company owned by the Company's Chairman and CEO. The loan was made with Happenings’ prior to the Company's acquisition of the business and was used for working capital needs. The loan is included in "Related party payables" within current liabilities. The loan does not currently have a set maturity date.

On June 6, 2017, Rochon Capital Partners purchased $1.0 million in aggregate principal amount and $23,000 in accrued and unpaid interest of the Note from Dominion. The promissory note bears interest at 9.75% per annum. The note is secured by a lien on the assets of the Company. The loan is subordinate to the lien from the Dominion debt. As such, Rochon Capital Partners is currently not able to convert the note.

On October 18, 2017, the Company's Audit Committee, after conducting due diligence to substantiate the credit funding agreement's financial wherewithal cash draw formula, and Rochon Capital Partners have negotiated a Funding Request Agreement. The agreement provides periodic loans to the Company in the event of cash shortages arising in the ordinary course of business. The loans bear interest at 14.0% per annum, payable quarterly in arrears, and will be convertible into preferred or common JRJR shares at a price equal to the preceding 30-day average closing price of the shares. Notes will be convertible at the holder's option quarterly at any interest payment date upon the holder providing a 30-day notice. Any conversion of the notes will be subject to approval by the NYSE American. Issued notes, if any under the agreement, have a maturity date of five years post issuance. The notes will be subordinate to any senior secured loans. The Funding Request Agreement will stay active through October 31, 2018. The Company has not utilized the Funding Request Agreement as of the filing date of this annual report. The Company's evaluation as a going concern is heavily dependent upon the funding set forth in this agreement.

On August 24, 2012, the Company entered into a Share Exchange Agreement with HCG and Rochon Capital. Under the Share Exchange Agreement, in exchange for all of the capital stock of HCG, the Company issued 21,904,302 shares of the Company's restricted common stock to Rochon Capital. The shares of common stock received by Rochon Capital totaled approximately 90%

of issued and outstanding stock at the time of issuance. Under the Share Exchange Agreement, Rochon Capital also purchased and has the right to be issued an additional 25,240,676 shares of common stock upon its request, the timing of which is governed by an Amended Share Exchange Agreement which was entered into on October 10, 2014 and became effective on December 1, 2014, which limits Rochon Capital’s right or the right of a Permitted Transferee (as defined below) to be issued the 25,240,676 shares of the Company’s common stock it is currently entitled to receive under the Share Exchange Agreement, as amended (the "Second Tranche Parent Stock") solely upon the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below), or upon the commencement or announcement of a tender or exchange offer which would result in any person or group becoming an Acquiring Person. In such event, the Second Tranche Parent Stock will be issued to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, within ten (10) days of its written request, which request shall be in its sole discretion. A person or group of affiliated or associated persons becomes an "Acquiring Person," thus triggering the issuance of the Second Tranche Parent Stock to Rochon Capital, or a Permitted Transferee to whom the right has been transferred, upon acquiring, subsequent to the date of the Amended Share Exchange Agreement, beneficial ownership of 15% or more of the shares of common stock then outstanding.  The term "Acquiring Person" shall not include (1) any person who acquires 15% or more of the Company’s shares of common stock in a transaction approved by John P. Rochon; (2) any affiliates of John P. Rochon; or (3) any family members of John P. Rochon.

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

Capital Partners V ("RCP V")

On February 26, 2015, the Company received a loan from Richmont Capital Partners V ("RCP V") - a closely held company owned by the Company's Vice-chairman and CFO - in the amount of $425,000. The loan does not currently bear interest and has no set maturity date.

Tamala L. Longaberger

On June 27, 2014, Longaberger received a promissory note in the principal amount of $42,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured on June 27, 2015, and is guaranteed by the parent company, JRjr33, Inc. The Company has accrued interest of $11,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

On July 1, 2014, Agel received a promissory note in the principal amount of $158,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured on July 1, 2015, and is guaranteed by the parent company, JRjr33, Inc. The

Company has accrued interest of $40,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

On July 11, 2014, Agel received a promissory note in the principal amount of $800,000 from Tamala L. Longaberger. The note bears interest at the rate of 10.0% per annum, matured July 11, 2015, and is guaranteed by the parent company, JRjr33, Inc. The Company has accrued interest of $200,000 in connection to this note. These amounts are included in "Related party payables" within current liabilities.

The Company determined not to make payment on the notes due to Tamala L. Longaberger pursuant to the contractual agreements. As a result, in connection with these notes, Ms. Longaberger filed a State Court Action seeking re-payment of the notes on August 12, 2015. On August 17, 2016, the Court eliminated the trial setting and further stated it will issue a new case schedule upon conclusion of the arbitration scheduled for the week of December 4, 2017. The Company’s position is that Ms. Longaberger's claims are inextricably tied to the broader issues related to her terminated employment and the claims asserted against Ms. Longaberger by the Company and The Longaberger Company. The Company is claiming Ms. Longaberger was in breach of fiduciary duty, fraud, negligence, conversion, misappropriation of company funds, civil theft, breach of contract, and misappropriation of trade secrets, in an arbitration action in Columbus, Ohio. Therefore, as a result of Ms. Longaberger's misconduct, the Company believes it is owed more in damages than the amounts owed on the loans.

Actitech

On May 31, 2016, the Company entered into an agreement with Actitech, which is owned by Michael Bishop, a member of the Board of Directors. The agreement was not approved by the Company's Audit Committee at the time it was signed. The agreement set forth the supply terms of the manufactured product made by Actitech to be sold to one of the Company's subsidiaries, Agel. In addition to the terms for supply, the agreement provided for the payment of "fees" based upon a calculation stipulated in the agreement. Pursuant to the agreement, Agel purchased approximately $4.3 million of products from Actitech during 2016. The Company paid approximately $1.0 million and $1.4 million, during the fiscal year ended December 31, 2016 and 2015, respectively, for purchases of product. The Company has a trade payable on its books of $3.3 million and $98,000 as of December 31, 2016 and December 31, 2015, respectively. The trade payable to Actitech is included in "Related party payables" on the consolidated balance sheets. Included in the $3.3 million December 31, 2016 payable balance is approximately $1.9 million of fees for penalties and interest as a result of untimely payments during the fiscal year ended December 31, 2016. Even though the Company believes these fees to be usurious in nature, the Company has recorded the fees and will maintain a balance for the fees until either the fees are paid-in-full or a resolution has been reached with Actitech.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

BDO USA, LLP ("BDO") audited the Company's consolidated financial statements from the fiscal year ended December 31, 2015, and reviewed the subsequent interim quarterly filing for the periods ended March 31, 2016 and June 30, 2016. On December 7, 2016, the Audit Committee dismissed BDO as the Company's independent registered public accounting firm. The report of BDO on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2015, and in the subsequent interim periods through December 7, 2016, there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the matter in their report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2015. In addition, during the fiscal year ended December 31, 2015, and the subsequent interim period through December 7, 2016, there were no reportable events described under Item 304(a)(1 (v) of Regulation S-K

On December 13, 2016, the Audit Committee of the Company's Board of Directors engaged Mayer Hoffman McCann P.C. ("MHM") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016. On July 21, 2017, the Audit Committee dismissed MHM as the Company's independent registered public accounting firm. During the fiscal year ended December 31, 2016 and in the subsequent interim period through the date of dismissal of MHM on July 19, 2017, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.MHM never issued a report on the Company’s financial statements; therefore, MHM did not issue any report on the Company’s financial statements containing an adverse opinion or disclaimer of opinion, and no such report was qualified or modified as to uncertainty, audit scope, or accounting principles.

Effective as of July 21, 2017, the Audit Committee of the Company's Board of Directors engaged Whitley Penn, LLP (“Whitley”) as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016.

The following table presents fees for professional audit services rendered by BDO during interim periods of the fiscal year ended December 31, 2016:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees (1)	$405,000	$1,459,000
Audit-related fees (2)	—	20,000
Tax fees (3)	—	60,000
All other fees (4)	—	—
Total fees	$405,000	$1,539,000

(1) Audit fees consist of fees billed for the review of interim financial statements and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the financial statements.
(3) Tax fees consisted of fees billed for professional services for tax compliance in connection with filing U.S. and state income tax returns.

The following table presents fees for professional audit services rendered by MHM during interim periods of the fiscal year ended December 31, 2016 and during the fiscal year ended December 31, 2016:

Year Ended December 31, 2016
Audit fees (1)	$1,263,000
Audit-related fees (2)	—
Tax fees (3)	—
All other fees (4)	—
Total fees	$1,263,000

(1) Audit fees consist of fees billed for the audit of annual financial statements, the review of interim financial statements, and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the financial statements.
(3) Tax fees consisted of fees billed for professional services for tax compliance in connection with filing U.S. and state income tax returns.

The following table presents fees for professional audit services rendered by Whitley Penn during the fiscal year ended December 31, 2016:

Year Ended December 31, 2016
Audit fees (1)	$425,000
Audit-related fees (2)	—
Tax fees (3)	—
All other fees (4)	—
Total fees	$425,000

(1) Audit fees consist of fees billed for the audit of annual financial statements and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the financial statements.
(3) Tax fees consisted of fees billed for professional services for tax compliance in connection with filing U.S. and state income tax returns.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
(1) Underwriting agreement
1.01
At-the-Market Issuance Sales Agreement between CVSL Inc. and MLV & Co. LLC, dated December 3, 2014 (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3(File No. 333-200712) filed with the Commission on December 3, 2014)

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
2.01
Share Exchange Agreement, dated August 24, 2012, by and among Computer Vision Systems Laboratories, Corp., Happenings Communications Group, Inc. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 30, 2012)

2.02
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely, dated April 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed April 12, 2013)

2.03
Amendment to Share Exchange Agreement to Defer Second Tranche Closing Indefinitely dated April 10, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on April 12, 2013)

2.04
Amendment to Share Exchange Agreement, dated as of October 10, 2014 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 14, 2014)

2.05
Third Amendment to Share Exchange Agreement, dated as of December 1, 2014 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on December 3, 2014)

2.06
Purchase Agreement, dated March 15, 2013, by and among Computer Vision Systems Laboratories, Corp., The Longaberger Company, TMRCL Holding Company, TMRCL Holding LLC, and The Longaberger Company Canada (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

2.07
Asset Purchase Agreement, dated September 25, 2013, between Agel Enterprises, Inc. and Agel Enterprises, LLC. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2013)

2.08
Share Purchase Agreement, dated February 6, 2015, between Trillium Pond AG and Findel plc. 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

2.09
Share Purchase Agreement between Trillium Pond AG and Robert Way and Andrew Lynton Cohen (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)

(3) Articles of incorporation and bylaws
3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 (File Number 333-145738) filed with the Commission on August 28, 2007)
3.02	Articles of Incorporation (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 28, 2011)
3.03	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on May 30, 2013)
3.04	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 of the Current Report on Form 10-Q (File No. 000-52818) filed with the Commission on August 14, 2013)
3.05	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 16, 2014)
3.06	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 7, 2016).
3.07	Bylaws of Cardio Vascular Medical Device (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2 (File Number 333-145738) filed with the Commission on August 28, 2007)
3.08	Bylaws of Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 28, 2011)
3.09
Amendment to Bylaws of Computer Vision Systems Laboratories, Corp., effective as of September 28, 2012 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

3.10	Amendment to Bylaws effective July 9, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)
(4) Instruments defining the rights of security holders, including indentures
4.01
Registration Rights Agreement, dated September 25, 2012, by and between Computer Vision Systems Laboratories, Corp. and Rochon Capital Partners, Ltd. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

4.05
First Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 17, 2013, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 21, 2013)

4.06
Second Amendment to Convertible Subordinated Unsecured Promissory Note, dated as of June 12, 2014, between CVSL Inc. and Richmont Capital Partners V LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 16, 2014)

4.07
Subscription Agreement, dated March 14, 2013, by and between the Company and The Longaberger Company (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

4.08
Guarantee Agreement, dated March 14, 2013, made by Computer Vision Systems Laboratories, Corp. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

4.09
Lockup Agreement between International Equities Group and Computer Vision Systems Laboratories dated February 15, 2013 (incorporated by reference to 99.10 to Schedule 13D/A (File No. 005-85515) filed with the Commission on February 19, 2013)

4.10
Promissory Note, dated March 14, 2013, in the original principal amount of $4,000,000, issued by Computer Vision Systems Laboratories, Corp. to The Longaberger Company (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 20, 2013)

4.11
Equity Contribution Agreement, dated as of June 18, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on June 21, 2013)

4.12
Irrevocable Proxy between Computer Vision Systems Laboratories and Rochon Capital Partners Ltd. (incorporated by reference to Exhibit 99.12 to Schedule 13-D/A (File No. 005-85515) filed with the Commission on June 27, 2013)

4.13	Director Smart Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-52818) filed with the Commission on July 24, 2013)
4.14
Purchase Money Note issued by Agel Enterprises, Inc. in the principal amount of $1,700,000 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2013)

4.15
Satisfaction of Obligation dated December 3, 2013 between CVSL, Rochon Capital Partners Ltd. and International Equities Group, Inc. (incorporated by reference to Exhibit 14 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.)

4.16
Equity Contribution Agreement, dated as of November 11, 2013, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 13 to Schedule 13D/A (File No. 005-85515) filed with the Commission on April 1, 2014 by Rochon Capital Partners, Ltd.)

4.17
Equity Contribution Agreement, dated as of May 1, 2014, between Rochon Capital Partners, Ltd. and CVSL Inc. (incorporated by reference to Exhibit 99.15 to Schedule 13D/A (File No. 005-85515) filed with the Commission on May 7, 2014 by Rochon Capital Partners, Ltd.)

4.18	Form of Warrant issued in May 2014 (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-1 (File No. 333-196155) filed with the Commission on May 22, 2014)
4.19
Restricted Stock Agreement between CVSL Inc. and Roy Damary dated July 9, 2014 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

4.20
Restricted Stock Agreement between CVSL Inc. and Bernard Ivaldi dated July 9, 2014 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

4.21	Form of Warrant issued in July 2014 (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form S-1 (File No. 333-196155) filed with the Commission on July 15, 2014)
4.22
Promissory note dated July 11, 2014 between Agel Enterprises, Inc. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on July 15, 2014)

4.23
Master Lease Agreement made as of July 31, 2014 by and between CFI NNN Raisers, LLC and CVSL Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).

4.24
Restricted Stock Agreement between CVSL Inc. and John W. Bickel dated September 16, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on September 18, 2014)

4.25	Lock-Up Agreement with Robert Way (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)
4.26
Securities Purchase Agreement between CVSL Inc. and Dominion Capital (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

4.27
Security and Pledge Agreement, dated November 20, 2015, by and among CVSL Inc., each of the Company’s Domestic Subsidiaries named therein and Dominion Capital LLC (in its capacity as collateral agent) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

4.28
Guaranty, dated November 20, 2015, by and among each of CVSL Inc.’s Domestic Subsidiaries named therein and Dominion Capital LLC (in its capacity as collateral agent) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)

4.29
Form of Stock Award Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

4.30
Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

4.31
Form of Nonqualified Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 25, 2016)

4.32	Form of Warrant Issued to Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)
4.33	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 2, 2015)
4.34	2015 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement (File No. 001-36755) filed with the Commission on May 22, 2015)
4.35	Form of Warrant Issued to Consultant (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q (File No. 001-36755) filed with the Commission on August 13, 2015)
4.36	Exchange Agreement for Warrant Issued to Consultant (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q (File No. 001-36755) filed with the Commission on August 13, 2015)
4.37	Convertible Loan made by Trillium Pond incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)
4.38	Convertible Loan made by Trillium Pond incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)
4.39	Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 23, 2015)
4.40
Waiver dated as of April 15, 2016 with Dominion Capital LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the commission on April 20, 2016)

4.41	Waiver dated as of May 17, 2016 with Dominion Capital LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the commission on May 23, 2016)
4.42
Waiver dated as of August 22, 2016 with Dominion Capital LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the commission on August 30, 2016)

4.43
Form of Stock Award Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 8, 2016)

4.44
Form of Stock Award Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 21, 2017)

4.45
Forbearance and Amendment Agreement by and between Dominion Capital LLC and JRjr33, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on June 12, 2017)

(9) Voting trust agreement
9.01
Voting Agreement by and among Tamala L. Longaberger Revocable Trust, Rochon Capital Partners Ltd, Computer Vision Systems Laboratories Corp. dated March 18, 2013 (incorporated by reference to Exhibit 99.11 to Schedule 13D/A (File No. 005-85515) filed with the Commission on June 27, 2013)

(10) Material contracts
10.01
Indemnification Agreement entered into between Computer Vision Systems Laboratories, Corp. and John P. Rochon (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on October 1, 2012)

10.02
Employment Agreement, dated March 18, 2013, by and between Computer Vision Systems Laboratories, Corp. and Tamala L. Longaberger (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on March 22, 2013)

10.03
Reimbursement of Services Agreement between Computer Vision Systems Laboratories Corp., a Florida corporation and Richmont Holdings, Inc., (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 000-52818) filed with the Commission on March 29, 2013)

10.04
Agreement for Purchase and Sale dated as of July 31, 2014 between The Longaberger Company and CFI NNN Raiders, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-52818) filed with the Commission on August 1, 2014).

10.05
Service Level Agreement to be executed at closing between Kleeneze and Express Gifts, Ltd. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.06
Transition Services Agreement to be executed at closing between Kleeneze and Findel plc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 6, 2015)

10.07	Office Lease as of September 5, 2014 between International Center Development XVIII, LLC and CVSL Inc.**
10.08	Service Agreement with Robert Way (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on October 20, 2015)
10.09	Employment agreement with Christopher L. Brooks (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on March 30, 2016)

10.10	Employment agreement with John P. Walker (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on November 8, 2016)
10.11	Employment agreement with Fraser E. Marcus (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on February 21, 2017)
10.12	Acitech Agreement dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on May 17, 2017)
10.13
Subordination and Intercreditor Agreement by and among Dominion Capital LLC, Rochon Capital Partners, Ltd and JRjr33, Inc. dated as of June 6, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on June 12, 2017)

10.14
Securities Purchase Agreement by and between Dominion Capital LLC and Rochon Capital Partners, Ltd. dated as of June 6, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on June 12, 2017)

10.15	Request Funding Agreement by and between Rochon Capital Partners, Ltd and JRjr33, Inc. dated as of October 18, 2017
99.10	Permitted Transferee Agreement dated May 6, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on May 17, 2017)
99.20	Second Permitted Transferee Agreement (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on August 22, 2017)
(13) Annual report to security holders, Form 10-Q or quarterly report to security holders
13.01	Annual Report on Form 10-K for the period ending December 31, 2015 (File No. 001-36755) filed with the Commission on June 28, 2016)
13.02	Quarterly Report on Form 10-Q for the period ending March 31, 2016 (File No. 001-36755) filed with the Commission on October 14, 2016)
13.03	Quarterly Report on Form 10-Q for the period ending June 30, 2016 (File No. 001-36755) filed with the Commission on December 6, 2016)
13.04	Quarterly Report on Form 10-Q for the period ending September 30, 2016 (File No. 001-36755) filed with the Commission on December 30, 2016)
(16) Letter re change in certifying accountant
16.01	Chane in certifying accountant (incorporated by reference to Exhibit 9.1 of the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on December 16, 2016)
(18) Letter re change in accounting principles
18.01	Non-Reliance on Previously Issued Financial Statements (incorporated by reference to the Current Report on Form 8-K (File No. 001-36755) filed with the Commission on September 9, 2016)
(21) Subsidiaries of the registrant
21.00	List of Subsidiaries**
(23) Consents of experts and counsel
23.10	Consent of Whitley Penn LLP**
23.20	Consent of BDO, USA LLP**
(31) Rule 13a-14(a)/15d-14(a) Certifications and Rule 13a-14/15d-14 Certifications
31.10	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
31.20	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**
(32) Section 1350 Certifications 6
32.10	Certification pursuant to 18 U.S.C. Section 1350.**
32.20	Certification pursuant to 18 U.S.C. Section 1350.**
(101) Interactive Data File
101.INS	Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

JRjr33, Inc.
(Registrant)

Date:	October 18, 2017	By:	/s/ John P. Rochon

John P. Rochon
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	October 18, 2017	By:	/s/ John P. Rochon, Jr.

John P. Rochon, Jr.
Chief Financial Officer, Treasurer, Director and
Vice Chairman (Principal Financial Officer and
Principal Accounting Officer)

Signature	Title	Date

/s/ John P. Rochon	Chief Executive Officer, President and Chairman of the Board (Principle Executive Officer)	10/18/2017
John P. Rochon

/s/ John Rochon, Jr.	Vice Chairman and Director	10/18/2017
John Rochon, Jr.

/s/ Michael Bishop	Director	10/18/2017
Michael Bishop

/s/ William Randall	Director	10/18/2017
William Randall

/s/ Bernard Ivaldi	Director	10/18/2017
Bernard Ivaldi

/s/ Roy Damary	Director	10/18/2017
Roy Damary

/s/ John W. Bickel	Director	10/18/2017
John W. Bickel